Form 10KSB40
period 1998-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 1999-04-21
CIK 1073146

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year ended December 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                       AMERICAN INTERNATIONAL INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

Commission file number: 000-25223

               Nevada                                  88-0326480
               ------                                  ----------
(State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          601 Hanson Road                               77565-2701
          ---------------                               ----------
(Address of Principal Executive Office)                 (Zip Code)

                                     281-334-4764
                                     ------------
                 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]  No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the 12 months ended December 31, 1998 were $10,213,039.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on March 31, 1999 was $12,914,635. As of March 31, 1999 registrant had 118,059,522 shares of Common Stock outstanding.

                                  TABLE OF CONTENTS


ITEMS                                                                           PAGE
                                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .1

ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . 13


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . . . 17

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . 24

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . 24



                                       PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT OFFER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . 25

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . 25

                                        PART I

     All references to American International Industries, Inc. common stock reflect a three for one common stock split in July 1996.

ITEM 1.   DESCRIPTION OF BUSINESS

     Some of the statements contained in this Form 10-KSB for American International Industries, Inc. ("AIII" or "Company"), discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. The term "AIII" or the "Company" refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     - the success or failure of management's efforts to implement their business strategy;

     - the ability of the Company to raise sufficient capital to meet operating requirements;

     - the ability of the Company to protect its intellectual property rights;

     - the ability of the Company to compete with major established companies;

     -    the effect of changing economic conditions;

     -    the ability of the Company to attract and retain quality employees;
          and

     -    other risks which may be described in future filings with the SEC.


GENERAL

     American International Industries, Inc. is a Nevada corporation which began conducting its current operations in September 1996, when it made its first acquisition. The Company is a holding company currently operating five subsidiaries:

     - Acqueren, Inc. (whose sole business operating entity is Northeastern Plastics Inc. which is a supplier of automotive after-market products and consumer durables),

     -    Brenham Oil & Gas, Inc. (an owner of an oil and gas royalty interest),

     - Har-Whit/Pitt's & Spitt's, Inc. (a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator),

     - Modern Film Effects, Inc., doing business as, Cinema Research Corporation, (a provider of optical title and credits services and digital special effects for the motion picture industry), and

     - Texas Real Estate Enterprises, Inc. (which owns certain undeveloped real estate in Harris, Galveston, and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary Midtowne Properties, Inc.).

The Company's long-term strategy is to expand the operations of each of its subsidiaries in their respective fields.

     The Company encounters substantial competition, in each of its product and service areas, with businesses producing the same or similar products or services, or with businesses producing different products designed for the same
uses.   Such competition is expected to continue.  Depending on the particular market involved, the Company's businesses compete on a variety of factors, such as price, quality, delivery, customer service, performance, product innovation and product recognition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability.

     AMERICAN INTERNATIONAL INDUSTRIES, INC.

     In September 1994, the Company was incorporated in Nevada under the name Black Tie Affair, Inc. for the purposes of engaging in catering services. In July 1996, an unaffiliated group of investors purchased shares of Company common stock constituting 90% of the outstanding shares of Black Tie Affair, Inc. This group changed the name of the Company to Pitts and Spitts of Texas, Inc., and acquired Pitt's & Spitts, Inc. and Har-Whit, Inc. in September 1996. In September and October 1997, a new investor group ("1997 Group") including
Mr. Daniel Dror, Sr., gained control of the Company through the following arms-length negotiated transactions with the Company and unaffiliated third parties: (i) Elk International Corporation, Ltd., an entity controlled by Mr. Dror's brother, purchased 5,000,000 shares of Company common stock at a purchase price of $0.03 per share from the Company, received an option to purchase 2,000,000 shares of Company common stock at an exercise price of $0.02 per share from the Company, and purchased 1,200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual (Mr.
Dror has never owned any shares of Elk International Corporation, Ltd., nor has he ever served as an officer or director of such entity), (ii) Jack
Talan, currently a director of the Company, purchased 500,000 shares of Company common stock from the Company at a purchase price of $0.10 per share, and (iii) Daniel Dror & Company, Inc., controlled by Mr. Dror, purchased
200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual. At the closing of this transaction, the sole operating entities of the Company were its two subsidiaries Pitt's & Spitt's, Inc. and Har-Whit, Inc. This group elected a new board of directors, appointed current management, and appointed Mr. Dror chairman of the board and chief executive officer. In December 1997, the name of the Company was changed to Energy Drilling Industries, Inc., and in June 1998, the Company changed its name to American International Industries, Inc.

     In January 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 100,000,000 and to authorize 10,000,000
preferred shares.   In September 1998, the Company amended its Articles of
Incorporation to increase its authorized common shares to 200,000,000 ("Common Stock"). The Company is located at 601 Hanson Road in Kemah, Texas 77565. Its telephone number is (281) 334-4764.

     As of March 15, 1999, the Company, excluding its subsidiaries, employed seven persons, on a full-time basis, none of which are covered by a collective bargaining agreement.

     HAR-WHIT/PITT'S & SPITT'S, INC.

     In September 1996, prior to the 1997 Group gaining control of AIII, the Company purchased all of the capital stock of Pitt's & Spitt's, Inc., a Texas corporation, incorporated in December 1989, and Har-Whit, Inc., a Texas corporation, incorporated in January 1975, for 2,527,000 shares of Common Stock and $500,000 in exchange for non-compete agreements with the previous owners. Messrs. Hartis and Whitworth, two of the prior owners of the above corporations who served as directors for fiscal year 1998, each received 631,750 shares of Common Stock and $250,000 in connection with the acquisitions. In August 1998, Pitt's & Spitt's, Inc. was merged into Har-Whit, Inc., which subsequently changed its name to Har-Whit/Pitt's & Spitt's, Inc. ("Har-Whit"). Har-Whit is located at 14221 Eastex Freeway in Houston, Texas 77032. Its telephone number is (281) 442-5013.

     BRENHAM OIL & GAS, INC.

     In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation, incorporated in November 1997 ("Brenham"), for 6,000,000 shares of Common Stock from Daniel Dror II 1976 Trust. Mr. Dror is the trustee of the Daniel Dror II 1976 Trust, but he has no financial interest in such trust, the sole beneficiary being Mr. Dror's son. Brenham's sole asset is an oil and gas royalty interest which was purchased by the Daniel Dror II 1976 Trust prior to December 1995. The purchase price was based on the discounted estimated cash flows from the royalty interest over a five year period. While no independent valuation appraisal was conducted, management believes the terms of the purchase were fair and reasonable based on such cash flows. Brenham is located at 601 Hanson Road in Kemah, Texas 77565. Its telephone number is
(281) 334-4764.

     TEXAS REAL ESTATE ENTERPRISES, INC.

     In December 1997, the Company purchased all of the capital stock of Texas Real Estate Enterprises, Inc. a Texas corporation, incorporated in March 1996 ("TRE"), for 10,000,000 shares of Common Stock from Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother. The Company also purchased G.C.A. Incorporated ("GCA") for a total consideration of 6,000,000 shares of AIII Common Stock. TRE and GCA are collectively referred to as TRE.
In May 1998, the Company through TRE issued 8,000,000 shares of AIII Common Stock to Daniel Dror & Company, Inc., which is controlled by Mr. Dror, in exchange for additional property. Subsequently, Daniel Dror & Company, Inc. transferred 5,000,000 of such AIII Common Stock to Elk International Corporation, Ltd. in extinguishment of debt on this property. In June 1998, the Company through TRE purchased all of the capital stock of Midtowne Properties, Inc. for 1,100,000 shares of AIII Common Stock, from two parties, one of which is an affiliate of Mr. Dror, which received 660,000 shares of AIII Common Stock. In December 1998, because the appraisals on the properties exceeded the preliminary values of the properties as estimated by both parties to the transaction, the Company authorized the issuance of an additional 1,000,000 shares of AIII Common Stock, of which the party with which Mr. Dror is affiliated is to receive 600,000 shares. The purchase price of TRE, GCA, Midtowne Properties, Inc., and the additional property was established based on the fair market value of the assets acquired as determined by independent, certified appraisals. Management believes the terms of the purchases were fair and reasonable based on such appraisals. TRE is located at 601 Hanson Road in
Kemah, Texas 77565.   Its telephone number is (281) 334-4764.

     ACQUEREN, INC.

     In June 1998, the Company entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation, incorporated in December 1995 ("Acqueren"), which operates through its wholly-owned subsidiary Northeastern Plastics, Inc., a New York corporation, incorporated in January 1986 ("NPI"). The purchase agreement provided for the issuance of 6,750,000 shares of Common Stock to the two largest shareholders of Acqueren in exchange for approximately 55% of the outstanding capital stock of Acqueren, and provided for the remaining shareholders of Acqueren to receive approximately 25.02 shares of Common Stock for each share of Acqueren common stock exchanged (these remaining shares of Acqueren common stock had been issued pursuant to a private placement and included a warrant to purchase one share of Acqueren common stock, which is included in the above exchange). The transaction was closed effective July 1, 1998, and through April 1, 1999, the Company had exchanged shares representing a total of 94.7% of the outstanding shares of Acqueren. Based upon the estimated fair value of the restricted common stock of AIII ($.08 per share at date of acquisition), the total purchase consideration for Acqueren was approximately $2,140,000. Management believes the terms of the acquisition were fair and reasonable being based on arms-length negotiations. NPI is located at
11601 Highway 32 in Nicholls, Georgia 31554.   Its telephone number is
(912) 345-2030.

     MODERN FILM EFFECTS, INC.

     In September 1998, the Company purchased all of the capital stock of Electronic Pictures California, Inc., a California corporation, incorporated in August 1997, in exchange for 1,900,000 shares of Common Stock. Electronic Pictures California, Inc. owned an option to purchase all of the capital stock of Modern Film Effects, Inc., a California corporation, incorporated in June 1962, doing business as Cinema Research Corporation, and Digital Research Corporation, a California corporation, incorporated in June 1993. In September 1998, the Company exercised such option and purchased all of the capital stock of Modern Film Effects, Inc. and Digital Research Corporation (referred to collectively as "CRC"), for 4,400,000 shares of Common Stock and options to purchase 400,000 shares of Common Stock over five years at $0.20 per share to Jordan Friedberg. In November 1998, Digital Research Corporation became a wholly-owned subsidiary of Modern Film Effects, Inc. Based upon the estimated fair value of the restricted common stock at the date of closing of $1,260,000 ($.20 per share), stock options valued at $32,000, and the discounted present value of the note payable to selling stockholder ($303,300), the total purchase consideration was

$1,595,300. Management believes the terms of the acquisitions were fair and reasonable being based on arms-length negotiations. CRC is located at 6860
Lexington Avenue in Hollywood, California 90038.   Its telephone number is
(323) 460-4111.

RECENT DEVELOPMENTS

     Between November 1998 and January 1999, Acqueren and Erick Friedman, a Company director, purchased an aggregate of 103,000 shares of Hertz Technology Group, Inc. ("Hertz") representing approximately 9.7% of Hertz's outstanding common stock for an aggregate purchase price of $177,131. Hertz operates the following subsidiaries:

     - Hergo Ergonomic Support Systems, Inc., which designs, manufactures, and sells ergonomically engineered, modular racking systems, enclosures, and technical furniture for PC's and Internet related equipment.
     - Hertz Computer Corporation, which custom designs and manufactures PC's under the HERTZ label and provides contract manufacturing and OEM support.
     - Hertz Information Systems, Inc., which provides comprehensive technical support including outsourcing, networking, communications and Internet related services.
     - Edutec, Inc., which offers advanced, state-of-the-art computer and Internet training facilities for short and long-term rentals.

     The Company has discussed possible business combinations with Hertz, but to date no agreements have been reached and there can be no assurance that any agreement will be reached regarding any business combination in the future.

     In March 1999, the Company purchased all of the capital stock of Marald, Inc., doing business as Unlimited Coatings (UC), in exchange for 3,500,000 restricted shares of Common Stock of AIII valued at fair market value of approximately $652,000 at $.19 per share plus a finders fee of $45,000 paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, the Company has agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc. an entity partially owned by the above related party. UC, headquartered in Houston, Texas, distributes specialty chemicals to the automotive after-market and is best known for its spray-on bed-liners for trucks. UC's products, are marketed under the "Toro Liner" name. UC also markets specialty chemicals, including rustproofing, undercoating, fabric protectants, fuel additives, and performance enhancement chemicals related to the automotive after-market. The UC acquisition has been accounted for as a purchase.

     In March 1999, the Company acquired a minority interest (approximately 20%) in Signal Products, Inc. (Signal), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. Signal develops, manufactures and markets its products throughout the United States. The investment in Signal was accomplished through the issuance of 10,000,000 restricted shares of common stock of AIII, valued at fair market value of approximately $2,000,000. The shares are placed in escrow pending the completion of a business valuation of Signal. The shares will be released from escrow upon satisfactory determination of Signal's value; 5,000,000 shares to Hardee Capital Partners and 5,000,000 shares to Elk International, a related party, both of which had claims against the shares of Signal. Should the determination of the value of the Signal shares, after valuation of Signal, yield a value less than $2,000,000, the number of shares to be released from escrow shall be reduced accordingly; however, no additional shares shall be issuable should the valuation indicate a greater value.

     In November 1998, Acqueren deposited $100,000 on behalf of TRE as earnest money on a contract with a third party for the option to buy a building in downtown Houston, Texas. The earnest money deposit is included in other assets in the accompanying consolidated balance sheet at December 31, 1998. TRE exercised its option to buy the building and, in February 1999, sold such option to unrelated third parties for $600,000, realizing a gain on sale of $500,000.

BUSINESS OPERATIONS OF HAR-WHIT/PITT'S & SPITT'S, INC.

     Har-Whit is (i) a manufacturer and seller of barbeque pits and accessories, and (ii) a custom sheet metal and light structural fabrication company specializing in stainless steel and aluminum. Har-Whit began selling barbeque pits in 1983, and began its fabrication business in 1973.

     PRODUCTS AND SERVICES

     Har-Whit manufacturers ten standard styles of high quality barbeque pits that it sells at retail at prices ranging from $625 to $4,395. In addition, Har-Whit manufacturers custom barbeque pits which have been sold at prices as high as approximately $35,000. Har-Whit's barbeque pits are sold under the name "Pitt's & Spitt's," which management believes has established a reputation for quality in the industry. In addition, Har-Whit offers a number of related spices, sauces, accessories, cooking tools, and cookbooks in its retail showroom and, on a very limited basis, through catalogs.

     Har-Whit's custom fabrication business specializes in fabrication for commercial and industrial customers predominantly in the energy and environmental fields. Har-Whit also builds custom products for other manufacturers under sub-contract agreements, on an as needed basis, from specifications and drawings provided by the customer.

     Har-Whit's primary raw material for both its barbeque pits and custom fabrication business is steel, and its principal suppliers are Triple S-Steel Supply, Vincent Metal Goods, and White Star Steel, which are all located in Houston, Texas. To date, Har-Whit has been able to receive shipments of raw materials within 48 hours of order.

     SALES AND MARKETING

     Har-Whit distributes its barbeque pits primarily through its retail outlet in Houston, Texas, as well as through individual mail orders. Har-Whit has over the years, advertised in various publications, in addition to television and radio. Har-Whit does little advertising and primarily markets it barbeque products and custom fabrication business through limited advertising, the Internet, and word of mouth.

     Currently, Har-Whit has no contracts with distributors, no retail agreements, and no marketing plan. Management believes its ability to increase production is dependent, among other items, on its ability to increase its facilities. In addition, even if Har-Whit is able to increase production, there can be no assurance that there will be sufficient demand for its products.

     In December 1998, Har-Whit entered into an agreement with Shabang! Shopping Service ("Shabang"). Shabang hosts an online shopping service on the Internet and provides merchants with the ability to create a "virtual" store where customers can order products directly from the Internet. Har-Whit's agreement expires in December 1999 and the monthly fee paid to Shabang is approximately $300.

     COMPETITION

     Har-Whit competes against other manufacturers of barbeque pits, some of which have far greater financial, marketing, and other resources than Har-Whit. Har-Whit competes primarily on the basis of customer service and quality. Management believes its primary and most recognizable competitors in its primary sales markets are Klose Custom Barbeque Pits of Houston and Oklahoma Joe's of Oklahoma. There can be no assurance that Har-Whit will be able to successfully compete in this highly competitive marketplace.

     Har-Whit competes in its custom fabrication business primarily on the basis of quality and service. Har-Whit competes against other custom fabricators for a limited amount of fabrication business. The recent downturn in oilfield activity has increased competitive pressures, and Har-Whit intends to increase its marketing emphasis on other industries, although currently no marketing plan has been developed. Due to Har-Whit's narrow specialization in stainless and aluminum products, it competes with a relatively small number of entities. Management believes its primary and most recognizable competitors in the custom fabrication field in the Houston area are Walkup Company, Robertson Metal Fabrication, Campo Sheet Metal Works, Inc., Maudlin & Son, and Precision Metal Fab Co. There can be no assurance that Har-Whit will be able to successfully compete in this marketplace.

     EMPLOYEES

     As of March 15, 1999, Har-Whit employed thirty persons, on a full-time basis, including management, sales, office, and manufacturing employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

     FACILITIES

     Har-Whit currently operates from one office in Houston, Texas, that it owns. In addition, Har-Whit has acquired land for expansion adjoining its current facility consisting of approximately 26,000 square feet for $28,000 and a five year note of $30,000 for future expansion. Har-Whit is planning to add an additional 9,000 square feet to the existing manufacturing facilities on this land at a cost of approximately $250,000 if sufficient funding can be obtained, to effect its business strategy of increased sales as management believes a
greater demand exists for its products.   One of AIII's primary functions is to
assist its subsidiaries to raise the necessary capital to support such growth, however, there is no assurance that Har-Whit will be able to raise adequate proceeds to effectuate any expansion plans. If Har-Whit is unable to raise sufficient proceeds to fund such expansion it will continue to operate out of its current facilities and with its current equipment. If Har-Whit is unable to fund plant expansion and purchase new production equipment, it may not be able to effectuate its business strategy of increased sales.

BUSINESS OPERATIONS OF BRENHAM OIL & GAS, INC.

     Brenham's sole asset is an oil, gas, and mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas. The royalty interest is currently leased by Union Pacific Resources Company ("Union Pacific") for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the covered minerals produced are paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, the royalty is one-sixth of such production, (ii) for gas (including casinghead gas) the royalty is one-sixth of the net proceeds realized by Union Pacific on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells on the leased premises, or lands pooled therewith, are capable of producing in paying quantities, but such wells are either shut-in or production is not being sold. Currently, Brenham is not actively seeking further royalty agreements. Brenham is operated from AIII's office in Kemah, Texas.

     COMPETITION

     Brenham's profitability is dependent on Union Pacific's ability to generate profits from the tract of land on which Brenham owns its royalty interest. The oil and gas industry is highly competitive, and Union Pacific competes against companies with substantially larger financial and other resources. Union Pacific's competitors include major integrated oil and gas companies and numerous other independent oil and gas companies and individual producers and operators. Competitive factors include price, contract terms, and types and quality of service, including pipeline distribution logistics and efficiencies, all of which may reduce any royalty payments made to Brenham.

     GOVERNMENT REGULATION

     As stated previously, Brenham's profitability is dependent on Union Pacific's profitability. As Union Pacific is regulated by various state and federal authorities, there is no assurance that Union Pacific's profitability, and therefore Brenham's profitability, will not be adversely affected. Union Pacific is subject to the following governmental regulations:

     STATE REGULATION OF OIL AND GAS PRODUCTION. The State of Texas regulates the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, Texas regulates the rate of production and may establish maximum daily production allowable from both oil and gas wells on a market demand or conservation basis.

     ENVIRONMENTAL REGULATIONS. Union Pacific's activities are also subject to existing federal and state laws and regulations governing environmental quality and pollution control. As of March 15, 1999, Union Pacific is in compliance, in all material respects, with applicable environmental requirements. There can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause Union Pacific to incur material environmental liabilities or costs, which may adversely effect its business.

     OIL PRICE REGULATION. Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1,1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28,1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

     GAS PRICE REGULATION. The Natural Gas Act of 1938 regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 ("NGPA") regulates the maximum selling prices of certain categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

BUSINESS OPERATIONS OF TEXAS REAL ESTATE ENTERPRISES, INC.

     TRE and its wholly-owned subsidiary Midtowne Properties, Inc. own nine tracts of land in Harris, Chambers, and Galveston counties in Texas. See "Item
2. Description of Property." TRE is operated from AIII's office in Kemah, Texas.

     All the properties owned by TRE are undeveloped commercial properties free of any mortgage obligations, however certain properties are subject to property taxes in the amount of approximately $357,000 in the aggregate. Such properties are available for sale, however, management will explore development possibilities of its properties if such possibilities are presented. At this time no development plans are being considered.

     COMPETITION

     There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other factors.

     The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. There is no assurance that TRE will be able to compete in this market.

     REGULATION

     TRE's real estate operations are subject to comprehensive federal, state, and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies. In the future, if TRE decides to develop its properties, periodic approval is required from various agencies in connection with the design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect the real estate development and marketing operations of TRE. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

     A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate.
Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect TRE. Failure of TRE to disclose environmental issues in connection with a real estate transaction may subject it to liability to a buyer or lessee of property. Property management services also could subject TRE to environmental liabilities pursuant to applicable laws and contractual obligations to property owners. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which have not, but could adversely affect TRE. TRE's financial results for the fiscal year 1998 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

BUSINESS OPERATIONS OF ACQUEREN, INC.

     Acqueren through its wholly-owned subsidiary NPI, is a supplier of products to retailers and wholesalers (i) in the automotive after-market, and
(ii) in the consumer durable electrical products markets.

     PRODUCTS AND SERVICES

     NPI's products in the automotive after-market include a variety of booster cables sold under the brand name "Mechanix Choice" and "Bitty Booster Cable." Also supplied under the brand name "Mechanix Choice," NPI markets portable hand lamps, cord sets, and a variety of battery testers, battery repair kits, and miscellaneous battery accessories.

     The "Mechanix Choice" brand of booster cables was introduced in 1995, and its products are currently available at CSK Automotive, Family Dollar, Victor Automotive Products, Sam's Club, Caldor, and Bradlees, among others. NPI's "Bitty Booster Cable" brand of booster cables are currently distributed in the automotive after-market and through well established food and drug retail channels.

     NPI's consumer durable electrical products include flood light kits, clamp on lamps, household extension cords, tri-tap extension cords, heavy duty extension cords, night lights, and surge protection devices. All of NPI's consumer durable electrical products are UL Listed.

     Beginning in late 1996, management changed its business strategy, and began to target what it believed to be the less competitive food and drug and variety retail industry. By adding more food and drug related items such as power strips, multiple outlet devices, cord sets, and night lights, NPI has been able to enter the consumer durables market at such locations as Family Dollar Stores, Bills Dollar Stores, and Dollar Tree Stores.

     Currently, virtually all of NPI's products are manufactured overseas. NPI's products are manufactured based on NPI's specifications and design. Since 1995, NPI has changed all but one of its overseas suppliers, and as a result management believes it has been able to reduce purchasing costs and increase product quality. Currently, NPI has no long-term agreements with any overseas or domestic manufacturers for its products, but relies on management's personal contacts with such manufacturers in renewing its present agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. The inability of NPI to renew its agreements on economically favorable terms will have a material adverse effect on NPI.

     NPI orders the materials for its principal products from the following manufacturers: Apollo Wire and Cable supplies NPI's electrical cord sets; Longqou Dongli Wire and Cable supplies NPI's booster cables; Rite Tech supplies NPI's surge strips; and Dashing Electric supplies NPI's night lights. To date, NPI has typically received shipments from the above suppliers within 8-10 weeks of order. Management believes that if NPI should be unable to utilize any of the above suppliers, it would be able to find alternative suppliers on comparable terms.

     SALES AND MARKETING

     Currently, NPI has no agreements with distributors, wholesalers, or retailers, but sells its products from its warehouse through the use of independent sales agents and through its in-house personnel. NPI contracts with agents, which are responsible for contacting potential customers and clients in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated solely on a commission basis, calculated on the net sales price of products which are invoiced to customers. No commissions are paid until NPI receives payment from customers.

     NPI also sells a substantial portion of its products under a customer friendly direct import program ("D/I program"). The D/I program offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders. NPI can also arrange for the complete turn key deliveries of its products to its customers place of business in the United States. Under a turn key D/I program, NPI arranges, at an additional cost to its customers, on site factory inspections of the goods prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI's direct import sales are primarily guaranteed through a customer irrevocable bank letter of credit issued by the customer. Currently, management estimates that over one half of sales are made through the use of its D/I program. Management believes the D/I program provides to its customers the most cost effective means of obtaining large volumes of products. The average volume of NPI's direct import shipments are substantially larger than its warehouse shipments (management estimates that D/I program orders average a minimum of $40,000 to a high of $1,200,000, as compared to warehouse shipments which average $1,200), however, NPI is unable to realize the same gross profit margins on D/I program orders, as compared to warehouse shipments. Management estimates that D/I program gross profit margins range from a low of 8% to a high of 19%, while the gross profit margins on its warehouse sales range from a low of 19% to a high of 40%.

     NPI has chosen not to target several of the larger retailers in the consumer market such as Home Depot, Lowes, Builders Square, Wal-Mart, K-Mart, and Ace Hardware due to its capital limitations and due to the extreme competitive market conditions for such accounts. While there is no assurance, management believes it will be able to increase margins by focusing solely on smaller and mid-market retailers which management believes have been ignored by larger producers.

     In fiscal year 1998, Family Dollar Stores, West Coast Liquidations, and Consolidated Stores accounted for a large amount of NPI's revenues. There is no assurance that NPI will be able to retain these customers, and the loss of any of these customers may have an adverse effect on NPI.

     In December 1998, NPI entered into an agreement with Shabang! Shopping Service. Shabang hosts an online shopping service on the Internet and provides merchants with the ability to create a "virtual" store where customers can order products directly from the Internet. NPI's agreement expires in December 1999 and the monthly fee paid to Shabang is approximately $350.

     COMPETITION

     In the safety products category of the automotive after-market, of which a substantial portion of NPI's products fall, NPI competes against a large number of suppliers many of which have far greater financial resources than NPI. In addition, management has seen little movement between suppliers at major national retailers, and as such, NPI's ability to increase market share will be limited. Management believes its primary competitors in the safety products market include General Cable, Coleman Cable, East Penn, Champion, and many other producers and importers. Based on current sales, management believes its market share of this safety products category to be approximately 4%. There can be no assurance that NPI will be able to successfully compete in this marketplace.

     In the consumer durables electrical products market, NPI competes against a large number of suppliers many of which have far greater financial resources than NPI. Management believes its primary competitors in the consumer durables market include Pacific Electricord Company, Woods Wire, General Cable, Coleman Cable, and various other producers. Based on current sales, management believes its market share of the consumer durables electrical product market to be approximately 1.4%. There can be no assurance that NPI will be able to successfully compete in this marketplace.

     Price is a highly significant factor in the safety products market and the consumer durables electronical products markets. Many of NPI's products are made to industry specifications, and are therefore essentially functionally interchangeable with those of competitors. However, NPI believes that significant opportunities exist to differentiate all of its products on the basis of quality, reliability, and customer service.

     INTELLECTUAL PROPERTY

     NPI has been issued the following trademarks: "Northeastern" (TM), expiring December 2006, "Jumpower" (TM), expiring February 2009, "The Bitty Booster Cable" (TM), expiring August 2008, "connections with quality" (TM), expiring October 2006, and "small enough to fit in your glove box strong enough to start your car" (TM), expiring October 2007.

     EMPLOYEES

     As of March 15, 1999, NPI employed seven persons, on a full-time basis, including management, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

     FACILITIES

     NPI currently operates from one facility in Nicholls, Georgia. Its facility is 30,000 square feet and is leased for $3,275 per month. The lease expires in October 1999 and NPI has the option to renew such lease for an additional two-year period with the monthly lease payments increased based on the consumer price index.


BUSINESS OPERATIONS OF MODERN FILM EFFECTS, INC.

     Modern Film Effects, Inc. consists of two divisions, Cinema Research Optical and Title and Cinema Research Digital, which together provide full technical, optical, and digital services for motion pictures, television, commercial, and industrial producers, directors, editors, special effects supervisors, and title designers. CRC's two divisions are distinct California corporations, Modern Film Effects, Inc., d/b/a Cinema Research Corporation and its wholly-owned subsidiary Digital Research Corporation, which are collectively referred to as CRC.

     Management estimates that it completed more than 250 optical services projects in its last fiscal year, and its client list consists of many of the major studios in Hollywood, including Sony Film's Tri-Star Pictures, Columbia Pictures, Paramount Studios, Universal Studios, and Disney Studios.

     In addition, CRC is conducting initial investigations as to the feasibility of offering high-definition television ("HDTV") production to the marketplace through Electronic Pictures California, Inc., a wholly-owned subsidiary of AIII. CRC has engaged the services of a person, on an at-will employment basis, with prior experience in HDTV in Japan. CRC has no agreements with any manufacturers, distributors, or retailers of HDTV. CRC has no agreements with any customers for the sale or marketing of HDTV. This possible venture is in the preliminary stages and there can be no assurance that the production of HDTV will ever become viable within CRC.

     PRODUCTS AND SERVICES

     CRC's services include both optical and digital services. Its optical services, which encompass all items that can be performed on a 35mm camera printing system, include the following:

     - Photographic creation of titles and credits - The artistic creation of the main or opening titles and end credits, and composting them on film.
     - Correcting optical defects - The correction of defects found on the original film that can be corrected optically.
     - Wire removal - The removal of an object that is not wanted in the viewing frame.
     - Blue screen composites - The process of adding the background scene behind a person or object that has been shot first with a blue screen behind it, or the ability to add a person or object into the scene that was not present in the scene when it was shot.
     - Optical special effects - The creation of special effects by optical cameras.

     CRC's digital services consist of the production of digital special effects, or special effects that are created on a computer system and then transferred to film or videotape. CRC's digital services are provided by digitizing film, creating special effects in the digitized format, and subsequently transferring the digitized images back to film. Digitizing film involves the process of transferring and storing film frame by frame into a computerized storage system. Once this process is complete, the film in this digitized format may be manipulated, corrected, changed, or altered from its original created in film or video. After this process, the digitized images are converted back to film or video.

     SALES AND MARKETING

     CRC believes it can exploit its market share in the optical services industry to promote its digital services. Previously, CRC had marketed its digital services to large scale special effect projects involving significant labor and technological costs. CRC no longer intends to pursue these large scale projects, and instead will only market its digital services at the post-production stage along with its optical services to smaller projects with fewer special effects. The larger projects required CRC to competitively bid for services, which often times produced losses when unexpected costs occurred. These smaller projects are priced by the special effect, thereby allowing CRC to better estimate its costs. While management believes CRC's business strategy may reduce gross revenues attributable to digital services, it believes that it will be better able to control costs.

     CRC's primary marketing method is through David R. Miller's relationships with studios in the industry. Mr. Miller, CRC's vice-president of marketing, has been involved in the industry for over twenty years, and has cultivated relationships with such studios as Tri-Star Pictures and Columbia Pictures. Management estimates that Mr. Miller's contacts have accounted for over 65% of CRC's optical business, with 60% derived solely from business conducted with Tri-Star Pictures and Columbia Pictures. The loss of Mr. Miller for any reason would severely limit CRC's ability to compete in the industry. In September 1998, CRC entered into a six-year employment agreement with Mr. Miller. CRC does not maintain life insurance on Mr. Miller.

     If adequate funding is obtained, CRC intends to update its digital software and film equipment. If CRC is unable to raise sufficient proceeds to fund such upgrades, it will continue to operate with its current equipment. CRC competes in a high technology industry which is characterized by rapid technological changes. Development by others of new or improved products, processes, or technologies may make CRC's equipment obsolete or less competitive. One of AIII's primary functions is to assist its subsidiaries to raise the necessary capital to support such growth, however, there is no assurance that CRC will be able to raise adequate proceeds to fund any updates to its equipment. In addition, even if it is able to update its equipment, there can be no assurance that its new equipment will not be obsolete in the near future. While management believes that its optical services business is based on more established technology, its digital services business is more susceptible to rapid technological change.

     Assuming adequate funding is obtained, CRC intends to market its services through the use of brochures, videos, and personal contact with studios. CRC currently employs three sales persons, including Mr. Miller, and intends to hire one additional sales person in the future. CRC relies on its ability to package both its optical and digital services for its clients. The digital services industry is highly competitive and CRC's ability to compete will depend on its maintaining current technology. There is no assurance that its market position in the optical industry will enable CRC to compete in the digital industry. Currently, CRC has no contracts or commitments with any studios for its services.

     COMPETITION

     CRC competes primarily against two corporations in the optical services industry, Pacific Title/Mirage Studio ("PTM") and Howard Anderson Optical. Management estimates that PTM currently accounts for approximately 65% of the optical services provided to the industry. As the optical services industry has few competitors, CRC will be competing for market share against a corporation with greater financial resources and market share than CRC. CRC believes it competes for business through quality production, personal relationships with studios, long-standing reputation in the industry, and timely delivery of products. There can be no assurance that CRC will be able to successfully compete in this marketplace.

     CRC is a relatively new entrant in the digital market and is currently competing on the basis of technology. The cost of digital services machinery and computers are extensive and are increasing. Therefore, the ability of CRC to compete in the digital services industry is directly related to its ability to update its technology. CRC competes against a large number of corporations in the digital services industry, many with greater financial resources than CRC. Assuming CRC is able to execute its business strategy, it will begin to focus solely on the post-production, digital special effects market. Although CRC believes there will be fewer participants in this market, the market will be smaller than the current digital market and CRC will be competing for fewer projects. In addition, CRC believes that its market share in the optical industry will allow it to more effectively compete in the post-production, digital special effects market. However, CRC competes in the optical industry against PTM, which has far greater market share and financial resources than CRC. Therefore, CRC's new business strategy will require it to compete directly against a corporation which currently holds a dominant position in the optical industry. There can be no assurance that CRC will be able to successfully compete in this marketplace.

     INTELLECTUAL PROPERTY

     CRC has not filed for any patent protection with the United States Government. There is no assurance that employees of CRC, consultants, advisors or others will maintain the confidentiality of its technology, or that its technology will not otherwise become known, or be independently developed, by competitors. Additionally, there is no assurance that CRC's technology does not violate patent protections of other companies. The inability of CRC to utilize its technology or obtain patents may have a material adverse effect on CRC.

     EMPLOYEES

     As of March 15, 1999, CRC employed thirty-five persons on a full-time basis and ten persons on a part-time basis, including management, sales, office, and manufacturing employees of which twenty persons are covered by various industry-wide collective bargaining agreements. A strike, job action, or labor disturbance by the members of any of these organizations may have a material adverse effect on the Company. Management considers relations with its employees to be satisfactory.

     FACILITIES

     In December 1998, CRC consolidated its optical and digital facilities in order to eliminate duplicate administrative costs and reduce personnel.

     CRC's consolidated facility is located in Hollywood, California. The facility is 20,000 square feet and is leased for $13,000 per month. The lease on the facility expires on November 30, 1999. CRC has acquired for $50,000 an option on the facility, expiring on July 31 1999, which allows it to purchase the facility for $1,170,000.

     Management has determined that its current facility is in need of renovations, including interior redecoration and earthquake preparedness repairs. If CRC is required to exercise the option on its facility, it will be required to borrow additional funds. One of AIII's primary functions is to assist its subsidiaries raise the necessary capital to support such transactions, however, there is no assurance that CRC will be able to obtain such funds to complete the renovations or to exercise the option. In addition, if CRC is unable to exercise the option, there is no assurance that it will be able to extend its current lease on a long term basis, or on terms economically favorable to CRC, if at all.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company operates Brenham and TRE from its office in Kemah, Texas. This office is owned by a party affiliated with the Company and to date the Company has not paid rent for the use of the office, however, commencing in April 1999, the Company entered into a one-year lease at a monthly rental rate of $500. See Item 1. Description of Business: "Business Operations of Har-Whit/Pitt's & Spitt's, Inc.," "Business Operations of Acqueren, Inc." and "Business Operations of Modern Film Effects, Inc.," for a description of properties for Har-Whit, NPI, and CRC. The Company believes its various facilities are adequate to meet current business needs, except as discussed in Item 1, and that its properties are adequately covered by insurance.

     The following table sets forth the properties owned by TRE, including all properties owned by its wholly-owned subsidiary Midtowne Properties, Inc. All properties listed are owned free of any mortgage obligations, however certain properties are subject to property taxes in the amount of approximately $357,000, as designated below, in the aggregate. TRE holds undeveloped commercial properties for sale, although management may pursue, without a vote of shareholders, development opportunities it believes to be economically favorable. At the present time TRE has no plans to develop any of its properties.

                          PROPERTY DESCRIPTION AND LOCATION

286 acres, State Highway 146,                736 acres, Anahuac,
Galveston County, Texas                      Chambers County, Texas

23 acres, North U.S. 59, Houston,            15 acres, North U.S. 59, Houston,
Harris County, Texas                         Harris County, Texas

1 acre, Greens Road, Houston,                43 acres, Airport Blvd., Houston,
Harris County, Texas                         Harris County, Texas ($193,000 of property tax)

17,346 sq. ft., S.E. Corner of South         4,410 sq. ft., N.E. Corner of Fannin
Main St. and Ruth St., Houston, Harris       and Blodgett, Houston, Harris County,
County, Texas ($71,000 property tax)             Texas ($56,000 property tax)

22,248 sq. ft., N.E. Corner Almeda and
Riverside Dr., Houston, Harris County,
Texas ($37,000 of property tax)

ITEM 3.   LEGAL PROCEEDINGS

     On December 10, 1998, the Company filed an Original Petition and Request for Temporary Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA Industries, Inc. and Fred Friedman in the 56th Judicial District Court of Galveston, Texas. The Company has claimed the defendants misrepresented the amount of equity in Acqueren as represented in the acquisition agreement. The Company is seeking actual damages in the amount of not less than $1,100,000, in addition to further relief which it may be entitled to.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock trades under the symbol "EDII" on the OTC Electronic Bulletin Board. The market for the Common Stock on the OTC Electronic Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Common Stock for the last two fiscal years as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                        HIGH              LOW
                             FISCAL 1997
                             -----------
  First Quarter                                       1.3636            .5545
  Second Quarter                                       .7955            .0455
  Third Quarter                                        .1364            .0273
  Fourth Quarter                                       .1455            .0727

                             FISCAL 1998
                             -----------
  First Quarter                                        .2091            .0909
  Second Quarter                                       .6364            .1091
  Third Quarter                                        .4818              .20
  Fourth Quarter                                         .27              .16

     On April 11, 1999, the last bid price of the Common Stock as reported by the OTC Electronic Bulletin Board was $0.25. The Company believes that as of March 31, 1999, there were approximately 218 record owners of its Common Stock.

     It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Current management gained control of the Company in October 1997. Management believes that all prior issuances of Common Stock aggregating 7,028,060 for a total purchase price of $178,456 were made in reliance on
Section 4(2) of the Act.

     The following information sets forth certain information, as of December 31, 1998, for all securities the Company sold since the Company began current operations in September 1996, without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     SECURITIES ISSUED FOR CASH

     In September 1997, the Company issued 500,000 shares of Common Stock to a current director of the Company at a purchase price of $0.10 per share. In September 1997, the Company issued 5,000,000 shares of Common Stock to a party related to a director of the Company at a purchase price of $0.03 per share. In December 1997, the Company issued 200,000 shares of Common Stock in exchange for shares of another corporation valued at $40,000. In August 1998, the Company returned such shares to their previous owner for $40,000 cash. In May 1998, the Company issued 1,500,000 shares of Common Stock to directors and to a party associated with the Company at a purchase price of $0.10 per share. As of December 31, 1998, the Company had not received the purchase price for 500,000 of these shares. In May 1998, the Company issued 3,500,000 shares of Common Stock to the brother of the CEO of the Company at an aggregate purchase price of $300,000 ($0.086 per share). The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Act.

     In October 1997, the Company issued 250,000 shares of Common Stock to two accredited investors at a purchase price of $0.10 per share. In February 1998, the Company issued 50,000 shares of Common Stock to an accredited investor at a purchase price of $0.20 per share. In May 1998, the Company issued 100,000 shares of Common Stock to one accredited investor at a purchase price of $0.25 per share. In June 1998, the Company issued 110,000 shares of Common Stock to one accredited investor at a purchase price of $0.35 per share. In June 1998, the Company agreed to issue 4,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $1,000,000 of which 2,000,000 shares had been paid for as of December 31, 1998, and of which $350,000 was still to be paid to the Company. Subsequent to year end, the subscription right was cancelled and accordingly, the amount was eliminated against the related equity balance. In June 1998, the Company issued 500,000 shares of Common
Stock to one accredited investor at a purchase price of $0.40 per share. In June 1998, the Company agreed to issue 1,000,000 shares of Common Stock to one accredited investor at a purchase price of $0.15 per share. The Company received the purchase price of $150,000 subsequent to year end. The Company believes the transactions were exempt from registration pursuant to Section 4(2) and Regulation D of the Act.

     From January 1998 to February 1998, the Company issued 5,000,000 shares of Common Stock, pursuant to an exemption under Rule 504 of Regulation D, to one accredited investor at an aggregate purchase price of $500,000 ($0.10 per share). From February 1998 to April 1998, the Company issued 1,400,000 shares of Common Stock, pursuant to an exemption under Rule 504 of Regulation D, to one accredited investor at an aggregate purchase price of $200,000 ($0.143 per share). From May 1998 to June 1998, the Company issued 1,500,000 shares of Common Stock, pursuant to an exemption under Rule 504 of Regulation D, to one accredited investor at an aggregate purchase price of $300,000 ($0.20 per share).

     SECURITIES ISSUED FOR SERVICES RENDERED

     In July 1996, the Company issued 550,000 shares of Common Stock to former directors for management advisory services rendered. The value of these shares were deemed to be immaterial by prior management. In October 1996, the Company issued 10,000 shares of Common Stock to a former officer for management services rendered. The value of these shares were deemed to be immaterial by prior management. In September 1996, the Company issued 10,000 shares of Common Stock to an employee for receptionist services rendered. The value of these shares were deemed to be immaterial by prior management. In December 1997, the Company issued 1,400,000 shares of restricted common stock to a consulting firm for strategic planning assistance rendered to the Company. Such shares were valued at the market price of $.05 per share resulting in a $70,000 charge to general and administrative expense in 1997. In May 1997, the Company issued 40,000 shares of Common Stock to an advertising consultant for services rendered. The value of these shares were deemed to be immaterial by prior management. In September 1997, the Company issued options to purchase 3,300,000 shares of Common Stock at an exercise price of $0.02 per share to current and former directors of the Company and to a party related to a director of the Company. In addition, 600,000 options to purchase shares were issued in September 1997 to a former officer and director. In October 1998, options to purchase 500,000 of these options were repurchased by the Company for $20,000. The remaining options to purchase 100,000 shares were transferred to an unrelated party who exercised these options in August 1998. In June 1998, options to purchase 2,000,000 shares of Common Stock were exercised by the brother of the CEO of the Company. In October 1997, the Company issued 100,000 shares of Common Stock to a consultant of the Company for management advisory services rendered. Such shares were valued at the market value of $.05 per share. Accordingly, a $5,000 compensation expense was recorded. In October 1997, the Company issued six options each to purchase 200,000 shares of Common Stock to a party pursuant to a finders fee agreement in connection with equity raising transactions at exercise prices of $0.02, $0.04, $0.06, $0.08, $0.10, and $0.20 per share. In February
1998, the options to purchase 200,000 shares of Common Stock at $0.02 and $0.04 were exercised, and as of December 1998 all remaining options were canceled. In January 1998, the Company issued 610,000 shares of Common Stock to officers, directors, and employees for management advisory services rendered. These shares were valued at the market value of $.05 per share resulting in a $30,500 compensation expense. In January 1998, the Company issued 100,000 shares of Common Stock to a former employee in exchange for the surrender of a previously issued option to purchase 100,000 shares of Common Stock at an exercise price of $0.02 per share. The issuance was recorded as $5,000 of compensation expense ($.05 per share). In January 1998, the Company issued 100,000 shares of Common Stock to a former director as part of a severance payment. This issuance was recorded as $5,000 compensation expense ($.05 per share). In May 1998, the Company issued 190,000 shares of Common Stock to key employees of one of its subsidiaries, to an officer of the Company, and to a director of the Company for management advisory services rendered. The issuance of such shares was recorded at the market value ($.08 per share) at the date of grant as $15,200 of compensation expense. In May 1998, the Company issued an option to purchase 2,000,000 shares of Common Stock to the CEO of the Company at an exercise price of $0.12 per share. In May 1998, the Company issued an option to purchase 4,000,000 of Common Stock to a party in connection with an exempt offering at an exercise price of $0.25 per share. In August 1998, the Company issued an option to purchase 20,000 shares of Common Stock at an exercise price of $0.34 per share to an officer of the Company as part of an employment agreement. The Company believes these transactions were exempt from registration pursuant to
Section 4(2) of the Act.

     SECURITIES ISSUED IN ACQUISITIONS

     See Item 1 "Description of Business" for detailed discussion of these transactions and related values and values per share.

     In October 1996, the Company issued 2,527,000 of Common Stock, one-half of which was issued to current directors of the Company, in exchange for the outstanding shares of Pitt's & Spitt's, Inc. and Har-Whit, Inc.

     In December 1997, the Company issued 22,000,000 shares of Common Stock to parties associated with the Company, to parties related to a director of the Company, and to affiliates of the Company in exchange for the outstanding shares of Brenham Oil & Gas, Inc., Texas Real Estate Enterprises, Inc., and GCA, Inc.

     In May 1998, the Company on behalf of one of its subsidiaries issued 8,000,000 shares of Common Stock to a party associated with the Company in exchange for a piece of property.

     In June 1998 and in December 1998, the Company on behalf of one of its subsidiaries issued a total of 2,100,000 shares of Common Stock to party associated with the Company and to party related to a director of the Company in exchange for the outstanding shares of Midtowne Properties, Inc.

     Effective July 1, the Company entered into a purchase agreement to acquire Acqueren Inc. which provided for the issuance of 6,750,000 shares of Common Stock to the two primary shareholders of Acqueren, Inc, and provided for the remaining shareholders of Acqueren, Inc. to receive approximately 25.02 shares of common stock for each share of Acqueren, Inc. common stock exchanged for a total of 26,750,000 shares of AIII Common Stock. As of December 31, 1998, the Company had exchanged approximately 19,577,000 shares of Common Stock pursuant to the purchase agreement with the remaining shares held by the Company until the Acqueren shares are exchanged.

     In September 1998, the Company issued 6,300,000 shares of Common Stock, and an option to purchase 400,000 shares of Common Stock at an exercise price of $0.20 per share to a current director in exchange for the outstanding shares of Modern Film Effects, Inc., Digital Research Corporation, and Electronic Pictures California, Inc.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     The Company is a holding company, which currently has five operating subsidiaries. Har-Whit is a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator. TRE which owns certain undeveloped real estate in Harris, Galveston and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary, Midtowne Properties, Inc. TRE has no operating activities other than acquiring and holding real estate for investment purposes. Brenham has a non-operating royalty interest in a producing gas well. Acqueren which has no separate operations other than its investment in NPI and investments in marketable securities. NPI is a supplier of automotive after-market products and consumer durable goods. CRC and its subsidiary, Digital Research Corporation, is a provider of optical title and credits services and digital special effects for the motion picture industry. All of the acquisitions were accounted for using the purchase method of accounting whereby the purchase price of the acquisition was allocated based upon the fair value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill.

     The historical financial statements of AIII include the acquisitions of acquired companies (Acqueren and CRC) as of the effective date of the purchase and the results of these companies subsequent to closing, as both the Acqueren and CRC transactions were accounted for under the purchase method of accounting. Accordingly, Acqueren has been included in AIII's results of operations since July 1, 1998, and CRC was included in the results of operations beginning October 1, 1998.

     The Company intends to grow through the acquisition of additional and complimentary businesses and to expand its holdings in its various businesses. The Company expects to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. The timing, size and success of the Company's acquisition efforts and the associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its Common Stock and other forms of financing as the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to seek other forms of financing in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional equity or debt financing.

    In March 1999, the Company completed the acquisition of Marald, Inc. d/b/a Unlimited Coatings, (UC). This transaction was accomplished through the issuance of 3,500,000 restricted shares of AIII valued at fair market value of approximately $652,000 plus a finders fee of $45,000 paid in part to a party related to Mr. Dror. UC is a distributor of specialty chemicals to the automotive after-market. Best known for its spray-on bed-liners for truck beds, UC products are marketed under the "TORO LINER" name through a network of independent distributors. Distributors buy equipment, training and chemicals from UC and are granted exclusive territories. In addition, other specialty chemicals, including rustproofing, undercoating, fabric protectants, fuel additives and performance enhancement chemicals related to the automotive after-market are sold through the distributors. The acquisition has been accounted for as a purchase.

    In March 1999, the Company acquired a minority interest (approximately 20%) in Signal Products, Inc. (Signal), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. Signal develops, manufactures and markets its products throughout the United States. The investment in Signal was accomplished through the issuance of 10,000,000 restricted shares of common stock of AIII, valued at fair market value of approximately $2,000,000. The shares have been placed in escrow pending the completion of a business valuation of Signal. The shares will be released from escrow upon satisfactory determination of Signal's value; 5,000,000 shares to Hardee Capital Partners and 5,000,000 shares to Elk International, an affiliate of the Company, both of which had claims against the shares of Signal. Should the determination of value of the Signal shares, after valuation of Signal, yield a value less than $2,000,000, the number of shares to be released from escrow will be reduced accordingly; however, no additional shares shall be issuable should the valuation indicate a greater value.

    In November 1998, Acqueren deposited $100,000 on behalf of TRE as earnest money on a contract with a third party for an option to buy a downtown Houston, Texas, office building. Subsequent to December 31, 1998, TRE realized a profit of $500,000 related to its earnest money contract sold to unrelated third parties.

RESULTS OF OPERATIONS - CONSOLIDATED  AIII

     YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997. Net loss for the year ended December 31, 1998, was $705,973, as compared to $870,027 for the year ended December 31, 1997. The factors contributing to the decrease in the loss are discussed below:

     The net sales for the year ended December 31, 1998, were $10,213,039 as compared to $2,501,860 for December 31, 1997, such 308% increase being primarily attributable to the inclusion of Acqueren's sales since its acquisition as of July 1, 1998 and CRC's sales since acquisition as of October 1, 1998. NPI, a wholly-owned subsidiary of Acqueren, had sales for the six-month period of $6,211,170. CRC's revenues for the three-month period ended December 31, 1998 were $1,305,422. Har-Whit's sales for the year ended December 31, 1998 were $2,696,447, an eight percent increase over the $2,501,860 reported in the prior year. Brenham reported royalty income of $72,048 in the current year, while no royalties were included in 1997, as Brenham was acquired in late December 1997. The only activity of Acqueren consisted of investments in various trading and available for sale equity securities. TRE and its subsidiary Midtowne Properties Inc. had no sales of properties during the year 1998 and the operating expenses consisted of property tax accruals.

     Cost of sales as a percentage of net sales for the year ended December 31, 1998, was approximately 79.5%, with gross margins of 20.5%, as compared to approximately 65.4% cost of sales and 34.6% gross margins during the year ended December 31, 1997. The change is the result of the inclusion of NPI which sustained gross margins averaging 13.9%. CRC posted margins averaging 34.5% and Har-Whit sustained 28.9% margins in 1998 as compared to 34.6% margins in 1997. The decreased margins at Har-Whit in 1998 are attributable to increased competitive pressures in bidding for fabrication jobs due to the slowing of oil and gas related work.

     Operating expenses for the year ended December 31, 1998, were $3,173,504, as compared to $1,674,172 for 1997. This increase is primarily the result of the acquisition of NPI, which had operating expenses of $504,755 since July 1, 1998; CRC incurred operating expenses of $642,743 between October and December 1998, including certain costs of relocating its digital operations to its optical facility. TRE incurred operating expenses, primarily property taxes, of $115,291. AIII incurred expenses at the corporate level of $892,265, including $150,000 in compensation expense to Mr. Dror. Corporate expenses also included the following unusual expenses:
$145,900 of professional fees related to the Company becoming a reporting entity, $55,700 non-cash compensation expense related to shares of stock granted to key employees, $ 80,100 of travel expenses, much of which related to the acquisition activity of management personnel. Management believes fiscal 1998 was a particularly active year for mergers and acquisitions, therefore related expenses were higher than would otherwise have been incurred.

     Other income amounted to $76,203 for the year 1998, including interest income of $45,936, investment income of $129,034, other income of $5,277, and $104,044 of interest expense. This compares to total other expense for 1997 of $61,860 which consisted of interest expense of $63,908 and other income of $2,048. The increased interest expense for 1998 results from the bank debt attributable to acquired companies and the financing cost associated with equipment leases of CRC. Investment income in 1998 was generated through investment in trading and available-for-sale equity securities.

NET LOSS AND COMPREHENSIVE LOSS

Consolidated net loss for the year ended December 31, 1998 was $705,973 as compared to the net loss sustained in 1997 of $870,027. Of the 1998 loss, $219,533 was incurred by CRC, $97,791 by TRE, and $1,098,978 by AIII. NPI realized net income of $394,581, Har-Whit had net income of $13,181, and Brenham had net income of $ 3,763. Tax benefits of $298,804 offset the consolidated losses. Unrealized losses on available-for-sale investments in equity securities of $18,964 are included as a component of stockholders' equity. Such unrealized investment losses are included as a component of comprehensive loss which totaled $724,937 for the year ended December 31, 1998.

     The prior year loss was attributable to the Har-Whit's operations as no other subsidiaries were owned at that time.

LIQUIDITY AND CAPITAL RESOURCES - AIII

     Total assets at December 31, 1998, were $17,478,737, as compared to $4,558,081 at December 31, 1997, an increase of 283%. The increase is primarily attributable to AIII's acquisition of Acqueren and CRC.

     Total liabilities at December 31, 1998, were $6,429,997, as compared to $1,069,353 at December 31, 1997, and the increase is the result of 1998 acquisitions of Acqueren and CRC.

     At December 31, 1998, AIII's current working capital was $1,905,940 as compared to $344,093 at December 31, 1997. Cash flows during 1998 increased the beginning cash balance of $62,991 at December 31, 1997 to $2,149,916 at December 31, 1998.

     Cash flows used by operating activities were $625,576 in 1998 compared to $678,282 in 1997. The cash flows used in the operating activities was primarily the result of net loss from operations of $705,973 offset by non-cash items of $257,126 resulting in net cash flows used in operating activities of $448,847. Accounts receivable, inventory and other current assets decreased by $1,431,007, net of amounts acquired, due primarily to NPI's lower seasonal activity in the fourth quarter. Other assets increased $125,793 primarily due to a deposit for an option to purchase a building in downtown Houston, Texas. Accounts payable and accruals decreased due to the timing of payments of payables. Accrued property taxes increased due to the acquisition of additional land.

     Cash flows provided by investing activities were $471,973 in 1998 compared to $26,262 used in 1997 for capital expenditures. The cash flows provided by investing activities were primarily due to cash received in acquisitions of $1,036,242 from Acqueren. Investments available for sale, net of unrealized losses, increased by $134,848 due to the Company's wish to invest excess funds. Also, CRC and TRE used funds for capital expenditures and the purchase of real estate of $338,231. Net notes receivable of $91,190 were issued during the year including a note to the CEO.

     Cash flows provided by financing activities were $2,240,528 in 1998 compared to $708,276 provided in 1997. This is primarily due to the issuance of stock during 1998 which provided cash flows of $2,377,500 offset by CRC's principal payments on lease obligations, net of amounts acquired, of $137,661.

     To date, the Company has no commitments for any additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. At December
31, 1998, the Company was in violation of certain financial ratios on its capital leases and has received a waiver for those violations from the lessor.

MEDIA/ENTERTAINMENT SEGMENT:

RESULTS OF OPERATIONS -- CRC

     For the three months ended December 31, 1998, CRC had net sales of $1,305,422, operating expenses of $642,743 and sustained an operating loss of $192,215.

     For the three months ended December 31, 1998, CRC cost of sales were $854,894 or 65.5% of net sales and margins of $450,528 averaged 34.5%. Operating expenses of $642,743 comprised 49.2% of net sales. Net loss for the period was $219,533.

LIQUIDITY AND CAPITAL RESOURCES - CRC

     Total assets of CRC at December 31, 1998, were $4,391,898, total liabilities were $3,319,431, and CRC had negative current working capital of $1,531,235. CRC had $154,502 net cash provided from operations, $42,088 net cash provided by investing activities, and $99,335 net cash provided by financing activities for the three months ended December 31, 1998.

     CRC has arranged a line of credit, guaranteed by the parent, AIII to provide the financing necessary to support its operations and to meet its ongoing cash requirements. Management believes CRC has achieved significant economies and savings by relocating the operations of its digital operations into the building occupied by its optical operations. These changes reduced rent expenditures and eliminated some duplicate functions such as administrative support, equipment costs and supplies. Management believes that the consolidation has resulted in better co-ordination of projects involving both optical and digital work. CRC management identified the need to invest in improvements to the building it is leasing related to the relocation including improvements to comply with the California earthquake code. The Company estimates these costs to be approximately $150,000 and were agreed to in connection with a modification in the lease to extend the term and to obtain an option to buy the building which expires in July 1999.

     In connection with the Company's option to acquire its building, it is currently negotiating to obtain $2 million in financing through the city of Los Angeles. Such financing is at favorable interest rates and is to be used to acquire and renovate the building, perform necessary earthquake compliance related improvements, and upgrade computer systems and other production equipment. There is no assurance that such financing will be granted, and if such financing is not granted, CRC will be required to obtain alternative financing. At the present time, CRC has no commitments for such financing, and there is no assurance that it will be able to obtain any other financing at favorable interest rates, if at all.

     In September 1998, CRC borrowed $1,000,000 in the form of a promissory note from a financial institution at the institution's prime interest rate, which matures in May, 2000. That borrowing was used to retire bank and other indebtedness which existed prior to the acquisition by AIII. Beginning in February 1999, CRC will make quarterly payments of accrued interest. CRC has
(i) an outstanding note payable to a former stockholder of CRC of $196,224, due in monthly payments of $6,325 through September 2003, and (ii) an outstanding note payable to an officer and director of CRC payable on demand of $284,072 at an interest rate of 8% per annum. AIII has committed to funding the operations of CRC until December 31, 1999.

INDUSTRIAL/ COMMERCIAL SEGMENT

RESULTS OF OPERATIONS -- NPI

     For the six months ended December 31, 1998 NPI had net sales of $6,211,170, operating expenses of $504,755, and operating income of $359,283. Other expense of $57,598, includes net interest expense of $9,355 and loss on disposition of equipment of $21,994. Net income for the six months ended December 31, 1998 was $301,685.

LIQUIDITY AND CAPITAL RESOURCES NPI

     NPI has financed its operations to date primarily through advances from its parent company, Acqueren, which had raised equity financing through sales of its equity securities prior to the acquisition of Acqueren by AIII. Total assets of NPI at December 31, 1998, were $2,357,916, total liabilities were $1,477,542 and current working capital of $1,043,135 existed at December 31, 1998.

     NPI and Acqueren had $112,648 combined net cash provided from operations, $480,016 combined net cash provided by investing activities, and $10,626 combined net cash used in financing activities for the six months ended December 31, 1998.

     NPI has an outstanding note payable to a former stockholder of Acqueren of $300,000 at an interest rate of 6% per annum, with a payment of $100,000 due in August 1999 and 2000 and the remainder due in August 2001. The Company is involved in litigation through the suit filed against the former principal stockholder of Acqueren. The substance of that suit related to representations made prior to the acquisition and the outcome of such litigation could reduce the amount payable on the note to such former stockholder; although there is no assurance that the Company will prevail in its litigation.

RESULTS OF OPERATIONS - HAR-WHIT

     Net sales of Har-Whit for the year ended December 31, 1998 totaled $2,696,447, an increase of eight percent over the $2,501,860 sustained in 1997. Little marketing and advertising has been done to promote sales of barbeque pits as "word of mouth" advertising has been the principal marketing approach.

     For 1998, Har-Whit had cost of sales of $1,918,489 or 71.1% of sales as compared to $1,635,835 or 65.4% during 1997. Reduced margins result from competitive pressures in fabrication work. In 1998, Har-Whit had operating expenses of $887,832 or 32.9% of sales compared to $1,027,255 or 41.1% of sales for 1997. The reduction of operating expenses is primarily attributable to reduced insurance costs resulting from renegotiations of all insurance policies. Har-Whit also had decreases in its freight and supplies expenses in 1998 compared to 1997. Har-Whit had an operating loss for 1998 of $109,874 as compared to an operating loss of $161,230 for 1997.

LIQUIDITY AND CAPITAL RESOURCES - HAR-WHIT

     Har-Whit has arranged for a $150,000 line of credit with a financial institution secured by its accounts receivables. The interest rate for the line of credit is 10.50% and matured on March 18, 1999. Minimum monthly payments of accrued unpaid interest began on April 18, 1998. As the borrowing is secured by Har-Whit's accounts receivable, the amount actually available under the line of credit will fluctuate, and based on accounts receivables at December 31, 1998, approximately $50,000 additional borrowing is currently available. Har-Whit has an outstanding note payable to another financial institution of $574,276 at an interest rate of 9.75% per annum due in monthly payments of $7,895 through February 2003 with the remaining amount due in March 2003.

     During 1998 Har-Whit had $170,623 provided by operations, used $146,341 in investing activities, used $23,527 in financing activities and had resulting net cash flows of $755 for the year ended December 31, 1998. This compares to $397,351 used by operations, $26,262 used in investing activities and $404,820 provided by financing activities, resulting in an decrease in cash of $18,793 during 1997.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

     Management has spoken to all management personnel at each of its subsidiaries regarding their company's reliance on computer systems. Based upon these discussions, management believes that the Company does not have significant exposure to the Year 2000 issue. The majority of the subsidiaries' operations do not rely on computer operations for conducting the significant parts of its business, and accordingly, the Company does not believe that its products and services involve any material Year 2000 risks. CRC's optical operations do not involve the use of computerized equipment for the material portion of its operations, and its digital equipment has been updated with year 2000 compliant software. In the second quarter of 1999, the Company will establish a formal Year 2000 task force to develop and implement a Year 2000 readiness program.

     In addition to reviewing its internal systems, the Company plans to have communications with its significant customers and vendors concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

     The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity due to the aforementioned factors. However, management has not performed a formal estimate of the costs for conversion of systems necessitated by the Year 2000 issue.

     The Company presently anticipates that it will complete its Year 2000 assessment and any necessary remediations by December 31, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE AND HEDGING ACTIVITIES - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

     See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Reference is made to the information appearing under the heading "Election of Directors" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the headings "Executive Compensation" and "Employment Agreements" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the heading "Certain Relationships and Related Transactions" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are to be filed as part of this Form 10-KSB:

          EXHIBIT NO.    IDENTIFICATION OF EXHIBIT
          -----------    -------------------------
          3(i)(1)        Certificate of Incorporation of the Company, and
                         Amendments thereto.
          3(ii)(1)       Amended and Restated By-laws of the Company
          4.1(1)         Common Stock Certificate, American International
                         Industries, Inc.
          4.2(1)         Common Stock Certificate, Acqueren, Inc.
          4.3(1)         Common Stock Certificate, Har-Whit/Pitt's & Spitt's,
                         Inc.
          10.1(1)        Daniel Dror, Sr. Employment Agreement dated May 14,
                         1998
          10.2(1)        Daniel Dror, Sr. Employment Agreement dated October 16,
                         1998
          10.3(1)        Raymond C. Hartis Employment Agreement
          10.4(1)        D. Wayne Whitworth Employment Agreement
          10.5(1)        Marc Fields Employment Agreement
          10.6(1)        Jordan Friedberg Employment Agreement
          10.7(2)        Shabang!  Merchant Service Agreement
          10.8(2)        American International Industries, Inc. Lease
          10.9(2)        Brenham Oil and Gas, Inc. Royalty Interest
          10.10(2)       Brenham Oil and Gas Interest Lease
          10.11(2)       Modern Film Effects, Inc. Lease
          10.12(2)       Northeastern Plastics, Inc. Lease
          21.1(2)        List of Subsidiaries
          27(2)          Financial Data Schedule

(1)  Filed previously on registration statement Form 10-SB SEC File
     No. 000-25223.
(2)  Filed herewith.

     (b)  There have been no reports filed on Form 8-K.

                                     SIGNATURES



     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               American International Industries, Inc.

               By   /s/       Daniel Dror
                    ------------------------------------------
                    Daniel Dror, President, Chief Executive
                    Officer and Director


                             ---------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date

/s/  Daniel Dror                   Chairman of the Board         April 12, 1999
-----------------------------      and Chief Executive Officer
Daniel Dror

/s/  William Dartmouth             Director                      April 12, 1999
-----------------------------
William Dartmouth

/s/  Jordan Friedberg              Director                      April 12, 1999
-----------------------------
Jordan Friedberg

/s/  Erick Friedman                Director                      April 12, 1999
-----------------------------
Erick Friedman

/s/  Raymond C. Hartis, Jr.        Director                      April 12, 1999
-----------------------------
Raymond C. Hartis, Jr.

/s/  Jack R. Talan                 Director                      April 12, 1999
-----------------------------
Jack R. Talan

/s/  D. Wayne Whitworth            Director                      April 12, 1999
-----------------------------
D. Wayne Whitworth

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.


                                             -----------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1998 AND 1997


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                                                        CONTENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-3

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance sheets                                                   F-4 - F-5
       Statements of operations and comprehensive loss                     F-6
       Statements of stockholders' equity                                  F-7
       Statements of cash flows                                         F-8 - F-9
       Notes to consolidated financial statements                      F-10 - F-32

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
  Board of Directors

American International Industries, Inc.
Kemah, Texas

We have audited the consolidated balance sheets of American International Industries, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Industries, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        BDO Seidman, LLP

Houston, Texas
March 26, 1999

                                                                             AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                                                                        CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------

DECEMBER 31,                                                                            1998                   1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT

  Cash (Note 8)                                                             $      2,149,916              $  62,991
  Trading securities (Note 4)                                                        418,770                      -
  Securities available-for-sale (Note 4)                                             115,884                      -
  Accounts receivable, net of allowance
    for doubtful accounts of $179,000
    and $19,000, respectively (Note 8)                                             1,641,469                253,553
  Notes receivable (Note 14)                                                         116,190                      -
  Inventories, net of reserve of $62,682 in
    1998 (Notes 5 and 8)                                                           1,055,091                180,022
  Other                                                                              141,996                 46,160
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                               5,639,316                542,726

REAL ESTATE HELD FOR SALE (Note 6)                                                 4,910,140              1,983,700

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation (Notes 7 and 8)                                                     5,060,372              1,335,713

NATURAL GAS AND MINERALS INTEREST, net of
  amortization of $105,000 and $45,000,
  respectively (Note 3)                                                              240,000                300,000

GOODWILL, net of amortization of $32,297 in 1998 (Note 3)                          1,085,616                      -

NON-COMPETE AGREEMENTS, net of amortization of $232,500
  and $125,000, respectively                                                         417,500                375,000

OTHER                                                                                125,793                 20,942
--------------------------------------------------------------------------------------------------------------------

                                                                           $      17,478,737          $   4,558,081
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                                                                         CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------

DECEMBER 31,                                                                            1998                   1997
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $        1,451,717       $         87,085
  Accrued expenses (Note 13)                                                         481,227                 29,412
  Margin loan from a financial institution (Note 4)                                  195,645                      -
  Accrued property taxes                                                             444,119                      -
  Notes payable, current portion (Note 8)                                            116,144                 72,962
  Notes payable to related parties, current portion (Note 9)                         459,972                      -
  Capital lease obligations, current portion (Note 10)                               584,552                  9,174
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          3,733,376                198,633
NOTES PAYABLE, less current portion (Note 8)                                       1,599,909                571,916
NOTES PAYABLE TO RELATED PARTIES, less current portion (Note 9)                      320,324                      -
CAPITAL LEASE OBLIGATIONS, less current portion (Note 10)                            776,388                      -
DEFERRED TAX LIABILITY (Note 12)                                                           -                298,804
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  6,429,997              1,069,353
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 13)
--------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    10,000,000 shares authorized,
    none issued (Note 11)                                                                  -                      -
  Common stock, $.001 par value;
    200,000,000 shares authorized (Note 11)                                          121,116                 46,117
  Additional paid-in capital                                                      15,726,799              4,540,482
  Deficit                                                                         (4,192,960)            (1,097,871)
--------------------------------------------------------------------------------------------------------------------
                                                                                  11,654,955              3,488,728
Less:  Common stock subscriptions receivable                                        (550,000)                     -
Treasury stock, at cost - 238,000 shares in 1998                                     (37,251)                     -
Accumulated other comprehensive loss (Note 4)                                        (18,964)                     -
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        11,048,740              3,488,728
--------------------------------------------------------------------------------------------------------------------
                                                                          $       17,478,737       $      4,558,081
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                                         1998               1997
--------------------------------------------------------------------------------------------------------------------
NET SALES                                                                       $     10,213,039    $     2,501,860
COST OF SALES                                                                          8,120,515          1,635,855
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                           2,092,524            866,005
OPERATING EXPENSES                                                                     3,173,504          1,674,172
--------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                                        (1,080,980)          (808,167)
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest income                                                                         45,936                  -
  Investment income (Note 4)                                                             129,034                  -
  Interest expense (Note 9)                                                             (104,044)           (63,908)
  Other income                                                                             5,277              2,048
--------------------------------------------------------------------------------------------------------------------
Total other income (expense), net                                                         76,203            (61,860)
--------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE INCOME TAX BENEFIT                                                    (1,004,777)          (870,027)

Deferred income tax benefit (Note 12)                                                   (298,804)                 -
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                        $       (705,973)    $     (870,027)
--------------------------------------------------------------------------------------------------------------------
LOSS PER SHARE - BASIC AND DILUTED                                              $           (.01)    $         (.06)
WEIGHTED AVERAGE SHARES OUTSTANDING                                                   87,985,486         14,121,344
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                        $       (705,973)    $     (870,027)
OTHER COMPREHENSIVE ITEMS
  Unrealized loss on shares available for sale                                           (18,964)                 -
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                              $       (724,937)    $     (870,027)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------

                                                                                                     Common             Accumulated
                                                                                                      Stock                Other
                                                                        Additional                     Sub-              Comprehen-
                                                     Common Stock        Paid-in                  scription   Treasury      sive
FOR THE YEAR ENDED DECEMBER 31,                  Shares      Amount      Capital     Deficit       Receivable   Stock       Loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                      9,739,000  $   9,739  $ 1,963,404  $  (227,844)  $      --   $     --   $    --
Issuance of restricted shares for:
  Brenham Oil and Gas (Note 3)                  6,000,000      6,000      294,000           --          --          --        --
  Texas Real Estate Enterprises,
    Inc. and G.C.A. Incorporated (Note 3)      16,000,000     16,000    1,784,000           --          --          --        --
  Consulting services (Note 11)                 1,400,000      1,400       68,600           --          --          --        --
  Other assets (Note 11)                          200,000        200       39,800           --          --          --        --

Sale of shares for cash (Note 11)              12,778,060     12,778      390,678           --          --          --        --

Net loss                                               --         --           --     (870,027)         --          --        --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                   46,117,060     46,117    4,540,482   (1,097,871)         --          --          --

Issuance of restricted shares for:
  Acqueren, Inc. (Note 3)                      26,750,000     26,750    2,113,250           --          --          --          --
  Cinema Research Corporation and
    D-Rez Corporation (Note 3)                  6,300,000      6,300    1,285,700           --          --          --          --
  Investment properties (Note 6)                8,000,000      8,000      728,000           --          --          --          --
  Midtowne Properties (Note 6)                  2,100,000      2,100    1,662,900           --          --          --          --
  Employee Compensation (Note 11)               1,000,000      1,000      110,700           --          --          --          --
Sale of shares for cash (Note 11)              15,160,000     15,160    2,308,340           --          --          --          --
Exercise of stock options (Note 11)             2,500,000      2,500       51,500           --          --          --          --
Common stock subscribed (Note 11)               4,000,000      4,000      546,000           --    (550,000)         --          --
Treasury stock acquired                                --         --           --           --          --     (37,251)         --
Stock Dividend Issued (Note 11)                 9,188,911      9,189    2,379,927   (2,389,116)         --          --          --
Unrealized loss on shares available for sale           --         --           --           --          --          --     (18,964)
Net loss                                               --         --           --     (705,973)         --          --          --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  121,115,971  $ 121,116  $15,726,799  $(4,192,960)  $(550,000)  $ (37,251)  $ (18,964)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------

                                             INCREASE (DECREASE) IN CASH

FOR THE YEARS ENDED DECEMBER 31,                                                            1998             1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $  (705,973)     $  (870,027)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                      488,588          194,107
      Common stock issued for services                                                   111,700           70,000
      Inventory reserve                                                                   62,682                -
      Loss on disposal of equipment                                                       21,994                -
      Deferred tax benefit                                                              (298,804)               -
      Realized gain on sale of securities                                                (91,135)               -
      Increase in market value of equity securities                                      (37,899)               -
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                            1,244,635          125,109
        Inventories                                                                      158,777           (3,360)
        Other current assets                                                              27,595           (6,160)
        Purchase of trading securities, net                                              (94,091)               -
        Other assets                                                                    (125,793)               -
        Accounts payable and accruals                                                 (1,474,453)        (187,951)
        Accrued property taxes                                                            86,601                -
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (625,576)        (678,282)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale investment securities                                  (134,848)               -
  Capital expenditures                                                                  (170,309)         (26,262)
  Purchase of real estate properties                                                    (167,922)               -
  Notes receivable                                                                      (116,190)               -
  Proceeds from disposition of assets                                                     25,000                -
  Cash received in acquisitions                                                        1,036,242                -
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                      471,973          (26,262)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                                      2,377,500          403,456
  Proceeds from notes payable                                                            121,467          644,878
  Repayments of notes payable                                                            (83,527)        (333,952)
  Principal payments on capital lease obligations                                       (137,661)          (6,106)
  Purchase of treasury stock                                                             (37,251)               -
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              2,240,528          708,276
------------------------------------------------------------------------------------------------------------------

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                           INCREASE (DECREASE) IN CASH

FOR THE YEARS ENDED DECEMBER 31,                                                            1998               1997
---------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                   2,086,925              3,732
Cash at beginning of period                                                               62,991             59,259
---------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                           $      2,149,916     $       62,991
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                 $         72,941     $       62,635
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
NON-CASH TRANSACTIONS:
Acquisition of land for common stock                                            $      2,401,000     $    1,800,000
---------------------------------------------------------------------------------------------------------------------
Acquisition of property and equipment for note payable                          $         79,682     $            -
---------------------------------------------------------------------------------------------------------------------
Acquisition of mineral interest for common stock                                $              -     $      300,000
---------------------------------------------------------------------------------------------------------------------
Exchange of common stock for securities                                         $              -     $       40,000
---------------------------------------------------------------------------------------------------------------------
Assumption of property taxes on purchase
  of land                                                                       $        357,518     $            -
---------------------------------------------------------------------------------------------------------------------
Purchase of securities on margin                                                $        195,645     $            -
---------------------------------------------------------------------------------------------------------------------
Issuance of note payable in acquisition                                         $       (303,300)    $            -
---------------------------------------------------------------------------------------------------------------------
Subscriptions of common stock                                                   $        550,000     $            -
---------------------------------------------------------------------------------------------------------------------
Purchase of subsidiary assets and liabilities through the issuance of common stock and options:
    Accounts receivable                                                         $      2,632,551     $            -
    Inventory                                                                          1,096,528                  -
    Other current assets                                                                 112,664                  -
    Property, plant and equipment                                                      3,806,265                  -
    Other assets                                                                          14,019                  -
    Non-compete agreements                                                               150,000                  -
    Goodwill                                                                           1,117,913                  -
    Accounts payable                                                                  (2,681,466)                 -
    Accrued expenses                                                                    (514,434)                 -
    Notes payable                                                                       (975,000)                 -
    Capital lease obligations                                                         (1,498,601)                 -
    Long-term debt to related parties                                                   (466,381)                 -
    Other liabilities                                                                    (95,000)                 -
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ORGANIZATION,            In July 1996, a control group of investors ("1996
      OWNERSHIP AND            Group") purchased 90% of the outstanding shares
      BUSINESS                 of a dormant company (A Black Tie Affair,
                               Incorporated) ("BTA"). This investor group changed the name of BTA to Pitt's & Spitt's of Texas, Inc.("PST").

                               PST purchased Har-Whit, Inc. ("Har-Whit") and Pitt's and Spitt's, Inc. ("P&S") on September 30, 1996. The purchase was consummated for 2,527,000 shares of PST common stock valued at $1.2 million and $500,000 in cash for noncompete agreements to the previous owners of Har-Whit and P&S. Har-Whit and P&S were affiliated by common ownership and were merged in 1998. The merged entity operates a custom metal working facility specializing in steel fabrication, designs and manufactures custom barbeque and smoker pits and performs welding services primarily for the oil and gas industry. Its customer base is located primarily in Southeast Texas, except for barbeque pits which are distributed to customers throughout the United States.

                               In September 1997 a new investor group ("1997 Group"), unrelated to the 1996 group, acquired control of Pitts & Spitts of Texas, Inc. and changed the name to American International Industries, Inc. (the "Company" or "AIII").

                               As discussed in Note 3 the Company acquired two additional businesses in 1998 as part of its expansion plans. These acquisitions were accounted for as purchases and the Company owns 100% of the stock of the acquired companies. One of the acquired companies sells wholesale automotive after-market products and consumer durables throughout the United States. The second acquired company is in the post-production film industry with customers primarily in the Los Angeles, California area.

2.    SUMMARY OF               Principles of Consolidation - The
      SIGNIFICANT              consolidated financial statements include the
      ACCOUNTING               accounts of the Company and all wholly-owned
      POLICIES                 subsidiaries. All significant intercompany
                               transactions and balances have been eliminated in consolidation.

                               Inventories - Inventories are valued at the lower of cost or market on a first in, first out basis.

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               INVESTMENT SECURITIES

                               TRADING

                               The Company records trading securities and call options sold on such securities at market value with any changes in the market value included as a component of net income for the period. The Company only sells call options for the number of shares purchased, with the proceeds of such sales recorded as a liability. The Company has not entered into any uncovered option transactions at December 31, 1998 and 1997.

                               AVAILABLE-FOR-SALE

                               Changes in market value of investments in equity securities available-for- sale are included as a component of stockholders' equity.

                               PROPERTY, EQUIPMENT AND DEPRECIATION -
                               Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (5-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

                               INVESTMENT PROPERTIES - Investment properties are carried at the lower of cost or fair market value, net of selling costs.

                               NATURAL GAS AND MINERALS INTEREST - The
                               Company valued its interest in a natural gas royalty interest at cost. Such cost is amortized on a straight-line basis over the estimated five year life of the gas well, which approximates the units of production method.

                               INTANGIBLE ASSETS - The Company's intangible assets represent goodwill acquired in the acquisitions discussed in Note 3 and the non-compete agreements. The Company amortizes goodwill over a 15 year period and the non-compete agreements over their term of 5 to 6 years on a straight-line basis.

                               IMPAIRMENT OF LONG-LIVED ASSETS - Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 1998 and 1997.

                               REVENUE RECOGNITION - The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided.

                               INCOME TAXES - The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

                               LOSS PER SHARE - The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options to purchase 7,720,000 and 3,300,000 shares of common stock at December 31, 1998 and 1997, respectively, and subscriptions to purchase 3,900,000 shares of common stock at December 31, 1998.

                               MANAGEMENT'S ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                               STOCK-BASED COMPENSATION - The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note
                               11).

                               CONCENTRATION OF CREDIT RISK - At December
                               31, 1998, the Company had $1,714,251 in two bank accounts that exceeded the federally insured deposit limit.

                               FAIR VALUE OF FINANCIAL INSTRUMENTS - The
                               Company estimates the fair value of its
                               financial instruments using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, notes payable and capital lease obligations approximate their carrying amounts.

                               NEW ACCOUNTING PRONOUNCEMENTS:

                               DERIVATIVE AND HEDGING ACTIVITIES - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

3.    ACQUISITIONS             In December 1997, the Company purchased the
                               outstanding stock of Brenham Oil and Gas
                               ("Brenham") for 6,000,000 shares of restricted common stock. Brenham owns a royalty interest in a gas well. Also in

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               December 1997, the Company purchased Texas
                               Real Estate Enterprises, Inc. ("TRE") and
                               G.C.A. Incorporated ("GCA") for a total, combined consideration of 16,000,000 shares of restricted common stock. TRE and GCA jointly owned a 290 acre parcel of real estate on Galveston Bay, Texas. These acquisitions were accounted for as purchases.

                               Brenham and TRE were acquired from a trust for the benefit of the son of the Chief Executive
                               Officer (CEO) of the Company and the brother of the CEO of the Company. The purchase price for Brenham was based upon the present value of estimated future cash flows from this interest over a 5 year basis. The purchase price of TRE was based upon fair market values as determined by independent appraisals. Since the purchases of these companies were completed in late December 1997, results of operations on these acquisitions are included in the accompanying financial statements beginning January 1, 1998. The gas well had production in 1997 that resulted in approximately $80,000 of royalty payments to Brenham; TRE and GCA had no material operations in 1997.

                               ACQUEREN ACQUISITION - Effective July 1, 1998, the acquisition by AIII of 100% of the outstanding stock of Acqueren, Inc. and its wholly-owned subsidiary, Northeastern Plastics
                               Inc., (NPI) (collectively referred to as "Acqueren") was closed and the transaction was accounted for as a purchase. Operations of Acqueren have been recorded by the Company since July 1, 1998 in the accompanying statement of operations for the year ended
                               December 31, 1998.

                               The purchase agreement provides for the two primary shareholders of Acqueren to receive
                               5,000,000 and 1,750,000 shares of AIII's
                               common stock in exchange for their 700,000 and 150,000 shares, respectively, of the
                               Acqueren's stock. The purchase agreement further provides for the remaining stockholders of Acqueren to receive 25.02 shares of AIII's common stock for each share of the Acqueren's stock. In total, the terms of the sale required AIII to issue 26,750,000 shares of restricted common stock in exchange for 100% of the outstanding common stock of Acqueren. Based upon the estimated fair value of the restricted common stock of AIII, the total purchase consideration of the Company was approximately $2,140,000 ($.08 per share).
                               As of December 31, 1998, 7,173,059 shares of
                               AIII's restricted common stock had not been exchanged by various shareholders of Acqueren for their share of Acqueren's common stock.
                               Accordingly, those shares of AIII's common stock are not considered outstanding for purposes of EPS calculations.


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                               CRC ACQUISITION - On September 24, 1998, the shareholders of Cinema Research Corporation and Digital Research Corporation, entities under common ownership and collectively referred to as "CRC", completed an agreement to sell 100% of the outstanding stock to AIII. As a part of the purchase, AIII acquired Electronic Pictures
                               Corporation, a company that owned an option to purchase CRC and D-Rez as its only asset and AIII exercised this option. Terms of the sale required
                               AIII to issue 6,300,000 shares of its restricted common stock and give options to purchase 400,000 shares of the acquirer's common stock exercisable in whole or in part, over a 5 year period at $.20 per share. In addition, the acquirer issued a $379,500 non-interest bearing note payable to the seller due in sixty equal, monthly installments.
                               Based upon the estimated fair value of AIII's restricted common stock of $1,260,000 ($.20 per share), stock options valued at $32,000 and the discounted present value note payable to selling shareholder of $303,300, the total purchase consideration of the Company was $1,595,300.

                               As a condition to selling CRC, the president and chief executive officer, and vice-president of marketing, who were selling shareholders of CRC, signed five and six year employment contracts, respectively, which included covenants not-to-compete with the
                               Company for the term of the contract. These contracts require aggregate compensation payments of approximately $175,000 annually to these individuals. Further, the contracts provide for the payment of incentives based upon individual and operating performance.

                               ACCOUNTING FOR ACQUISITIONS - The allocation of
                               the purchase prices in the Acqueren and CRC
                               acquisitions are shown below and are based upon
                               the fair market values of the acquired assets
                               and liabilities assumed.
                                                                                      Acqueren                  CRC
                               --------------------------------------------------------------------------------------
                               Purchase consideration:
                                 Note payable to selling stockholder
                                   (discounted value)                             $           -       $      303,300
                                 Common stock and options (restricted)                2,140,000            1,292,000
                               --------------------------------------------------------------------------------------
                                                                                  $   2,140,000       $    1,595,300
                               --------------------------------------------------------------------------------------


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                       Acqueren                  CRC
                               --------------------------------------------------------------------------------------
                               Assets acquired and liabilities assumed:
                                 Current assets                                   $   4,034,626       $      843,359
                                 Property, plant and equipment                          100,000            3,706,265
                                 Other assets                                                 -               14,019
                                 Non-compete agreements                                       -              150,000
                                 Goodwill                                               879,834              238,079
                                 Current liabilities                                 (2,581,079)            (709,821)
                                 Capital lease obligations                                    -           (1,498,601)
                                 Notes payable                                                -             (975,000)
                                 Debt to related parties                               (293,381)            (173,000)
                               --------------------------------------------------------------------------------------
                                                                                  $   2,140,000       $    1,595,300
                               --------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------

                               The following presents the unaudited pro forma results of operation of AIII for the years ended
                               December 31, 1998 and 1997, as if these purchase transactions would have been consummated as of January 1, 1998 and 1997.

                               DECEMBER 31,                                                 1998                1997
                               --------------------------------------------------------------------------------------
                               (unaudited)

                               Pro forma sales                                $       17,375,536     $    16,808,397
                               Pro forma operating
                                 (loss)                                       $       (2,806,743)    $    (2,182,907)
                               Pro forma net loss                             $       (2,796,723)    $    (2,448,212)
                               Pro forma basic and
                                diluted net loss
                                 per share                                    $             (.03)    $          (.04)
                               Weighted average
                                 shares outstanding                                   97,097,221          69,171,344
                               --------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



4.   INVESTMENT                TRADING
     SECURITIES
                               In the third quarter of 1998, the Company began
                               investing excess funds in marketable equity
                               securities. In order to reduce the cost of the
                               investment and associated risk in such
                               securities, the Company sold call options for
                               the number of shares purchased.  The securities
                               and related call options are carried at market
                               value with any changes in market value during
                               the period of the stock or call option included
                               as a component of net income. For the year ended
                               December 31, 1998, the Company recognized a
                               $37,899 increase in the market value of such
                               equity securities as a component of net loss.

                               As of December 31, 1998, the trading securities and related call options are summarized below.

                                                                                Security                       Option
                               Equity Security                    Security        Market         Option        Market
                               (unaudited)                            Cost         Value       Proceeds         Value
                               --------------------------------------------------------------------------------------
                                Billing Concepts Corp.
                                   20,000 shares of
                                     common stock             $    223,256  $    220,000    $         -   $         -
                                 Loral Space and
                                  Communications,
                                  10,000 shares of
                                     common stock                  132,289       178,120         18,812        28,750
                                 Ciena Corporation,
                                  2,000 shares of
                                    common stock                    25,326        29,250          3,462         2,124
                               --------------------------------------------------------------------------------------
                                                              $    380,871  $    427,370    $    22,274   $    30,874
                               --------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------

                               In addition, the Company purchased such trading securities under a margin account arrangement. As of December 31, 1998, the Company owed approximately $195,645 on such margin account.



                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               AVAILABLE FOR SALE

                               In accordance with the provisions of SFAS No.
                               115, the Company's available-for-sale equity securities are carried at fair value. Unrealized losses of such securities at December 31, 1998 of $18,964, are included as part of stockholders' equity. The Company's cost in these securities, determined under the average cost method, was $134,848 at December 31, 1998.

5. INVENTORIES                 Inventories consisted of the following at
                               December 31,:

                                                                                           1998                 1997
                               --------------------------------------------------------------------------------------
                               Raw materials                                    $        78,683       $       44,125
                               Work-in-process                                          169,618              102,489
                               Finished goods                                           806,790               33,408
                               --------------------------------------------------------------------------------------
                                                                                $     1,055,091       $      180,022
                               --------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------

6.    REAL ESTATE              Real estate held for sale includes the following at December 31,:
      HELD FOR
      SALE                                                                                1998                  1997
                               --------------------------------------------------------------------------------------
                               290 undeveloped acres on
                                 Galveston Bay, Texas (Note 3)                 $     1,800,000       $     1,800,000
                               42.6 undeveloped acres of land in
                                 Southeast Houston, Texas (1)                        1,457,518                     -
                               Commercial properties in Harris
                                 County, Texas (1)                                     565,000                     -
                               736 undeveloped acres of land in
                                 Anuahauc, Texas (2)                                   736,000                     -
                               23 acres of undeveloped land in
                                 Harris County, Texas                                  164,800                     -
                               Other properties                                        186,822               183,700
                               --------------------------------------------------------------------------------------
                                                                               $     4,910,140       $     1,983,700
                               --------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------

                               (1)In June 1998, AIII purchased a real estate company, Mid-Towne Properties, Inc. ("Mid-Towne") for 2,100,000 shares plus the assumption of property taxes of $357,518. Mid-Towne was 60% owned by a trust for the benefit of the son of the CEO of the Company and the recorded values of these assets were based upon independent appraisals. These properties had no material operations in 1998 and 1997.


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               (2)On May 14, 1998, the Company purchased 736 acres of undeveloped land in Anuahauc, Texas from a company owned by the Chief Executive
                               Officer of AIII who is also a stockholder in the Company. The consideration paid for the land consisted of 8,000,000 shares of newly issued, restricted common stock of AIII. Since this land was purchased from a related party the property was recorded at its fair market value as determined by independent appraisal.
                               This acreage had no material operations in 1998 and 1997. Of the 8,000,000 shares issued, the company controlled by the CEO of the Company transferred 5,000,000 shares to Elk
                               International, a company controlled by his brother for satisfaction of existing debt on the property.

                               Management of AIII has made the determination that it is in the best interest of the Company's stockholders to continue to hold such assets until an acceptable offer is received for these properties or a development opportunity is identified. The properties are listed with a sales agent.

7. PROPERTY AND                Major classes of property and equipment
   EQUIPMENT                   together with their estimated useful lives,
                               consisted of the following at December 31,:

                                                                        Years                 1998                1997
                               ---------------------------------------------------------------------------------------
                               Land                                         -     $        386,812       $     328,000
                               Building and improvements                   20              876,466             665,246
                               Machinery and equipment                      8            5,144,632             404,117
                               Office equipment                             7              403,640              29,735
                               Automobiles                                  5               93,900              25,800
                               ---------------------------------------------------------------------------------------
                                                                                         6,905,450           1,452,898
                               Less accumulated depreciation
                                 and amortization                                       (1,845,078)           (117,185)
                               ---------------------------------------------------------------------------------------
                               Net property and equipment                         $      5,060,372       $   1,335,713
                               ---------------------------------------------------------------------------------------

                               Included in the above balances as of December 31, 1998 are assets used by the Company for CRC's operation under capital leases (see Note 10).
                               Such leased assets include approximately
                               $1,896,000 net of accumulated depreciation of $971,000 of digital film and computer equipment.


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.    NOTES PAYABLE            Notes payable to banks consisted of the following at December 31,:
      TO BANK                                                                                 1998                1997
                               ---------------------------------------------------------------------------------------
                               Note payable to a bank, 9.75% per annum, due in
                                 monthly payments of principal and interest of
                                 $7,895 through February 2003 with remaining
                                 amount due in May 2000 for Har-Whit                $      574,276       $     644,878
                               Note payable to a bank, 8% per annum,
                                 due in May 2000 with only
                                 interest due quarterly for CRC                          1,000,000                   -
                               Line of credit with a bank for $150,000,
                                 10.5% per annum, interest only due
                                 monthly with payment of principal due
                                 at maturity in March 1999 for Har-Whit                     60,000                   -
                               Other notes payable                                          81,777                   -
                               ---------------------------------------------------------------------------------------
                                                                                         1,716,053             644,878
                                 Less-current portion                                     (116,144)            (72,962)
                               ---------------------------------------------------------------------------------------
                                                                                      $  1,599,909       $     571,916
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               The notes payable are outstanding to a specific subsidiary and are secured by that subsidiary's inventory, accounts receivable and property and equipment. The notes are also guaranteed by AIII and the $1,000,000 note payable as of December
                               31, 1998 is further collateralized by AIII's cash in bank.

                               On December 31, 1997, the Company's 9.5% note payable to a bank for the amount of $644,878 matured. In March 1998, the Company refinanced this loan with a long-term note payable. Due to the refinancing of the note in 1998, the amount of note payable to bank reported as current and long-term portions in the December
                               31, 1997 balance sheet are based upon the terms of the refinanced note.


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               Principal repayment provisions of long-term debt are as follows at December 31,:

                                                                                                                Amount
                               ---------------------------------------------------------------------------------------
                               1999                                                                      $     116,144
                               2000                                                                          1,061,721
                               2001                                                                             63,125
                               2002                                                                             90,565
                               2003                                                                            384,498
                               ---------------------------------------------------------------------------------------
                               Total                                                                     $   1,716,053
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

9. NOTES PAYABLE TO            In connection with the acquisitions
   RELATED PARTIES             discussed in Note 3, the  Company has the
                               following notes payable to related parties at
                               December 31, 1998, none of which were
                               outstanding at December 31, 1997:

                                                                                                                Amount
                               ---------------------------------------------------------------------------------------
                               Notes payable to selling stockholders of CRC,
                                 without interest, due in monthly payments
                                 through September 2003 of $6,325, recorded
                                 using an 8% discount rate (discount of $76,200)                         $     196,224

                               Note payable to principal selling stockholder
                                 of Acqueren, 6% per annum, annual payment
                                 of $100,000 due in August 1999 and 2000 with
                                 remainder due in August 2001                                                  300,000

                               Note payable to officer of CRC, 8% per annum,
                                 due upon demand                                                               284,072
                               ---------------------------------------------------------------------------------------
                               Total notes payable to related parties                                          780,296

                               Less-current portion                                                            459,972
                               ---------------------------------------------------------------------------------------
                               Notes payable to related parties, long-term portion                       $     320,324
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               Interest expense for the year ended December 31, 1998 on these related party notes was approximately $15,356.


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   CAPITAL LEASES           The Company, through its CRC acquisition (Note 3),
                               has the following future aggregate minimum annual
                               lease payments required under capital leases as of
                               December 31, 1998:

                                                                                                            Amount
                               ---------------------------------------------------------------------------------------
                               1999                                                                  $     690,460
                               2000                                                                        644,500
                               2001                                                                        194,684
                               ---------------------------------------------------------------------------------------
                               Total minimum lease payments                                              1,529,644
                               Less amount representing interest                                          (168,704)
                               ---------------------------------------------------------------------------------------
                               Present value of net minimum lease payments                               1,360,940
                               Less current portion                                                       (584,552)
                               ---------------------------------------------------------------------------------------
                               Long-term portion                                                     $     776,388
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               Interest rates on the capitalized leases range from 7.3% to 22.7%. The leases contain restrictive covenants regarding various financial ratios and capital distributions. At December 31, 1998, the Company was in violation of certain financial ratios and has received a waiver for those violations from the lessor.

11.   CAPITAL STOCK            The Company is authorized to issue up to
      AND STOCK OPTIONS        10,000,000 shares of Preferred Stock, $.001
                               par value per share of which none are
                               presently outstanding. The Preferred Stock may
                               be issued in one or more series, the terms of
                               which may be determined at the time of
                               issuance by the Board of Directors, without
                               further action by stockholders, and may
                               include voting rights (including the right to
                               vote as a series of particular matters),
                               preferences as to dividends and liquidation,
                               conversion, redemption rights and sinking fund
                               provisions. The Company has no present plans
                               for the issuance of Preferred Stock.

                               The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 121,115,971 shares were issued and 120,877,971 were outstanding (including 7,173,059 shares that have not been exchanged by various shareholders of Acqueren for their share of Acqueren's common stock but excluded for EPS calculation purposes), 3,900,000 shares were subscribed at December 31, 1998, and 7,720,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 1998.

                               In September 1997, the Company sold 5,000,000 newly issued restricted shares to a corporation controlled by the brother of the CEO of the Company for $150,000. In connection with this sale, the Company granted this related party the option to purchase an additional 2,000,000 shares at $.02 per share and such option was for three years and vested

                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               immediately. In 1998, this option was
                               exercised by the related party and the Company received $40,000.

                               Also during 1997, the Company sold 500,000 restricted common shares to a director of the Company for $.10 per share. In December 1997, the Company issued 200,000 shares of common stock in exchange for shares of another corporation valued at $40,000. In August 1998, the Company returned such shares to their previous owner for $40,000. Further in 1997, the Company sold an additional 7,278,060 shares of common stock through various private sales for between $.02 and $.10 per share for total net proceeds of $203,456.

                               In connection with the change in control of the Company to the 1997 Group (Note 1) in
                               October 1997 the Company issued 500,000
                               options to each of two individuals as an enticement to return to manage the operations of Har-Whit and P&S and also issued 300,000 options to the outside legal counsel of the Company to purchase common stock of AIII for legal services performed. These options are exercisable at $.02 per share through December
                               2002 and such options were immediately
                               exercisable. At the date of grant those
                               options were determined to have no material value. Further, the two individuals who manage
                               Har-Whit and P&S were issued 100,000 shares individually of the Company's common stock in January 1998 for management services rendered.
                               This issuance was recorded as $10,000 of compensation expense in 1998 based on the market value of the shares ($.05 per share) at the date of grant. In May 1998, these two individuals each were granted the right to purchase 250,000 shares of the Company's common stock at $.25 per share. These shares have not been paid for and are classified as subscribed shares.

                               In December 1997, the Company issued 1,400,000 shares of restricted common stock to a consulting firm for strategic planning assistance rendered to the Company. Such shares were valued at the market price of $.05 per share resulting in a $70,000 charge to general and administrative expense in 1997.

                               In connection with sale of newly issued
                               restricted common stock in May 1998, the Company granted an investor the option to purchase an additional 4,000,000 shares at $.25 per share, which were immediately exercisable through the year 2002.

                               In 1998, the Company issued 200,000 shares of common stock to its CEO in exchange for executive and management services rendered.
                               Such award was recorded at the date of grant as a $13,000 compensation expense based on the market value (approximately $.07 per share) of the shares issued. Further, in accordance with a May 1998 employment agreement, the Company granted an option to purchase 2,000,000 shares at $.12 per share through May 2001, which were immediately exercisable,


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               to its Chief Executive Officer. Since the option price exceeded the market value of AIII's stock at the time of the grant, there was no charge to expenses for this option. In addition, the Company recorded additional paid-in capital and compensation expense of $56,000 representing the fair value of services rendered by the CEO to the Company.

                               In May 1998, the Company sold 3,500,000 newly issued restricted shares to a corporation controlled by the brother of the CEO of the Company for a total consideration of $300,000.

                               In addition in January and May 1998, the Company issued 600,000 shares of restricted common stock to employees and directors for management advisory services. These awards were recorded as $32,700 of compensation expense at the market value (ranging from $.05 to $.08 per share) of the shares issued at the date of grant.

                               During 1998, the Company sold 11,660,000 of restricted common stock through various private sales for between $.10 and $.40 per share for total proceeds of $2,023,500. Also in 1998, holders of 500,000 options exercised their rights and purchased stock for between $.02 and $.04 per share. This issuance resulted in $14,000 being paid to the Company.
                               At December 31, 1998, the Company had
                               a total of 4,000,000 shares of stock subscribed for between $.10 and $.22 per share with expected total proceeds of $550,000. Subsequent to year end, the subscription right for $350,000 was cancelled and accordingly the amount was eliminated against the related equity balance.
                               Also, the purchase price of $150,000 for certain subscribed shares was received during April 1999.

                               In July 1998, the Company declared a 10% stock dividend that was payable to stockholders of record as of August 30, 1998. Such dividend resulted in issuance of 9,188,911 shares to stockholders and was accounted for at the market value as of August 30, 1998 ($.26 per share).

                               Effective December 31, 1996, the Company was required to adopt the disclosure portion of SFAS
                               No. 123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 as follows:


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                                1998           1997
                               ---------------------------------------------------------------------------------------
                               Dividend yield                                                      0%              0%
                               Expected volatility                                                90%             90%
                               Risk free interest                                                6.5%            6.5%
                               Expected lives                                                 5 years         5 years

                               Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below at December 31,:

                                                                                         1998                  1997
                               ---------------------------------------------------------------------------------------
                               Net loss applicable to common stockholders:
                                   As reported                                $        (705,973)           $  (870,027)
                                   Pro forma                                  $        (850,173)           $  (880,027)
                               Loss per share:
                                   As reported                                $            (.01)           $      (.06)
                                   Pro forma                                  $            (.01)           $      (.06)
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               A summary of the status of the Company's stock options to employees as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                                            Weighted-                     Weighted-
                                                                              Average                       Average
                                                                             Exercise                      Exercise
                                                                                Price                         Price
                                                                Shares           1998         Shares           1997
                               ---------------------------------------------------------------------------------------
                               Outstanding at
                                 beginning of period         1,000,000    $          .02           -    $         -
                               Granted                       2,020,000               .12   1,000,000            .02
                               Outstanding and
                                 exercisable at
                                 end of period               3,020,000    $          .10   1,000,000    $       .02
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------
                               Weighted-average
                                 fair value of
                                 options granted
                                 during the period           2,020,000    $          .12   1,000,000    $       .01
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                               Number Out-         Weighted
                                                              standing and          Average
                                                            Exercisable at        Remaining
                                            Exercise          December 31,      Contractual
                                               Price                  1998     Life (Years)
                               ---------------------------------------------------------------
                                     $              .02          1,000,000                4.25
                                     $              .12          2,000,000                2.42
                                     $              .34             20,000                2.67
                               ---------------------------------------------------------------
                                     $          .02-.34          3,020,000                3.03
                               ---------------------------------------------------------------
                               ---------------------------------------------------------------

12.   INCOME TAXES             A reconciliation of income taxes at the federal
                               statutory rate to amounts provided for the
                               years ended December 31, are as follows:

                               DECEMBER 31,                                                     1998            1997
                               ---------------------------------------------------------------------------------------
                               Tax benefit computed at
                                 statutory rate                                      $     (341,000)     $  (295,000)
                               Non-deductible permanent difference                           42,896                -
                               Change in valuation allowance,
                                 net of valuation allowance of
                                 acquired subsidiaries                                            -          295,000
                               ---------------------------------------------------------------------------------------
                                                                                     $     (298,804)     $         -
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               DECEMBER 31,                                                1998                 1997
                               ---------------------------------------------------------------------------------------
                               Deferred tax assets:
                                 Net operating loss                              $    1,829,000          $   295,000
                                 Provision for doubtful accounts                         21,000                7,000
                                 Other                                                   18,000                    -
                               ---------------------------------------------------------------------------------------
                               Total deferred tax asset                               1,868,000              302,000
                               Valuation allowance                                   (1,169,000)            (302,000)
                               ---------------------------------------------------------------------------------------
                               Net deferred tax asset                                   699,000                    -
                               Deferred tax liability:
                                 Capital leases                                         122,000                    -
                                 Difference in carrying value of
                                   property and equipment                               577,000              298,804
                               ---------------------------------------------------------------------------------------
                               Total deferred tax liability                             699,000              298,804
                               ---------------------------------------------------------------------------------------
                               Net deferred tax liability                        $            -          $   298,804
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               At December 31, 1997, the Company
                               provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

                               The Company has net operating loss carryforwards of approximately $1,981,000 as of December 31, 1998, to offset future taxable income which expire through 2018. In addition, the acquired subsidiaries (Note 3) have individual net operating loss carryforwards in excess of $3,400,000. However, such net operating loss carryforwards are limited due to separate company limitations in accordance with income tax regulations.

13.   COMMITMENTS              As of November 1, 1997, Acqueren relocated its
      AND                      operations from Brooklyn, NY, to Nicholls, GA.
      CONTINGENCIES            In accordance with the move the Company
                               executed a lease from an unrelated party for
                               the Company's new facility for a term of two
                               years through October 9, 1999 and provides for
                               annual rent of $39,300. The lease provides for
                               an option to renew for an additional term of
                               two years. For the year ended December 31,
                               1998, $31,600 was recorded as rent expense
                               under this lease.

                               In connection with the relocation to Nicholls, GA in 1997, Acqueren terminated its union contract in New York. The union has claimed a deficiency for unfunded pension liabilities.
                               Management has accrued $125,000 in 1998
                               relating to this potential liability.
                               Management estimates


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               that such an amount will be sufficient to cover any potential obligation to this union.

                               Various key officials of the Company have entered into employment agreements with the Company. The CEO of the Company entered into a three-year employment agreement which provides for a monthly salary of $1,000 plus a bonus as determined by the Board of Directors. The two key management personnel of Har-Whit/Pitts and Spitts, who are also Directors of the Company, entered into three-year employment contracts expiring in 2000 that require payments of $5,000 per month to each director plus a bonus at the discretion of the Board of Directors.
                               The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $124,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. The Company entered into other employment agreements in connection with the purchase of CRC as discussed in Note 3.

                               CRC leases office space, at $13,000 per month, under a non-cancelable operating lease expiring November 30, 1999 from the father-in-law of the prior stockholder of CRC who became a shareholder in the Company after the CRC acquisition discussed in Note 3. Prior to the date of acquisition by AIII, CRC owed approximately $160,000 of unpaid rent under this lease. At the date of acquisition, the Company settled the unpaid rent for $50,000 and renegotiated the lease terms, including the commitment to make the necessary building improvements for earthquake compliance. The
                               Company estimates these costs to be
                               approximately $150,000.  In addition, the
                               Company acquired for $50,000 an option,
                               expiring on July 31, 1999, to purchase this building for $1,170,000, which value approximates its fair market value.

                               The Company leases automobiles under operating leases expiring in various years through June 30, 2001. Future aggregate rental payments under these non-cancelable operating leases require annual payments of approximately $20,000 through 2001.

                               On December 10, 1998, the Company filed an
                               Original Petition and Request for Temporary
                               Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA
                               Industries, Inc. and Fred Friedman in the 56th
                               Judicial District Court of Galveston, Texas. The
                               Company has claimed the defendants misrepresented the amount of Acqueren's equity as of the date of the purchase agreement. The Company is seeking actual damages in the amount of not less than $1,100,000, in addition to further relief which it may be entitled to.



                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.   RELATED                  In 1998, the Company advanced the Chief
      PARTY                    Executive Officer $32,190. The officer
      TRANSACTIONS             executed a promissory note to the Company due
                               upon demand. This note bears interest at prime
                               and is included in notes receivable as of
                               December 31, 1998.

                               Other related party transactions are discussed in Notes 3, 6, 9, 11 and 13.

15.   SEGMENT                  The Company has four reportable segments and
      INFORMATION              corporate overhead: industrial/commercial, oil
                               and gas, real estate and media/entertainment.
                               The industrial/commercial segment includes a
                               supplier of automotive after-market products as
                               well as a manufacturer and distributor of
                               barbecue pits and custom sheet metal products
                               for customers predominantly in the energy
                               industry. The oil and gas segment owns an oil,
                               gas and mineral royalty interest in Washington
                               county, Texas. The media/entertainment segment
                               is a provider of technical, optical and digital
                               services to the motion picture and television
                               industry. The corporate overhead includes the
                               Company's investment holdings including
                               financing current operations and expansion of
                               its current holdings as well as evaluating the
                               feasibility of entering into additional
                               businesses.

                               The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchanges gains and losses.

                               The Company's reportable segments are
                               strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as a subsidiary and the management at the time of the acquisition was retained.

                               Consolidated net sales and net operating losses for the years ended December 31, 1998 and 1997, were as follows:

                                                                                             1998               1997
                               ---------------------------------------------------------------------------------------
                               Net sales:
                                 Industrial/Commercial                           $      8,907,617     $    2,501,860
                                 Media/Entertainment                                    1,305,422                  -
                                 Oil and gas                                                    -                  -
                                 Real estate                                                    -                  -
                                 Corporate                                                      -                  -
                               ---------------------------------------------------------------------------------------
                               Consolidated net sales                            $      10,213,039    $    2,501,860
                               ---------------------------------------------------------------------------------------


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                             1998               1997
                               ---------------------------------------------------------------------------------------
                               Income(loss) from operations:
                                 Industrial/Commercial                           $        249,409     $     (161,250)
                                 Media/Entertainment                                     (192,215)                 -
                                 Oil and gas                                                3,763                 -
                                 Real estate                                             (115,291)                 -
                                 Corporate                                             (1,026,646)          (646,917)
                               ---------------------------------------------------------------------------------------
                               Consolidated operating loss                       $     (1,080,980)    $     (808,167)
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               A summary of identifiable assets, depreciation and amortization, and capital additions of continuing operations for the years ended
                               December 31, 1998 and 1997:

                                                                               IDENT-   DEPRECIATION
                                                                              IFIABLE            AND         CAPITAL
                               1998                                            ASSETS   AMORTIZATION       ADDITIONS
                               ---------------------------------------------------------------------------------------
                               Industrial/Commercial                   $    4,274,845   $    104,200    $     68,872
                               Media/Entertainment                          4,391,898        183,687          97,197
                               Oil and gas                                    303,763         60,000           1,331
                               Real estate                                  4,547,328              -         167,922
                               Corporate                                    3,960,903        140,701          82,591
                               ---------------------------------------------------------------------------------------
                               Consolidated                            $   17,478,737   $    488,588    $    417,913
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               1997
                               ---------------------------------------------------------------------------------------
                               Industrial/Commercial                   $    2,286,098   $    194,107    $     26,262
                               Media/Entertainment                                  -              -               -
                               Oil and gas                                          -              -               -
                               Real estate                                          -              -               -
                               Corporate                                    2,271,983              -               -
                               ---------------------------------------------------------------------------------------
                               Consolidated                            $    4,558,081   $    194,107    $     26,262
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.


                                         AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.   SUBSEQUENT               UNLIMITED COATINGS ACQUISITION
      EVENTS
      (UNAUDITED)
                               In March 1999, the Company acquired 100% of
                               the outstanding common stock of Marald Inc.
                               d/b/a/ Unlimited Coatings ("UC"), through the
                               issuance of 3,500,000 restricted shares of
                               common stock of AIII valued at fair market
                               value of approximately $652,000 at $.19 per
                               share. In addition, a finders fee of $45,000
                               was paid in part to a party related to the
                               CEO.  This transaction has been accounted for
                               as a purchase.

                               UC is a distributor of specialty chemicals, such as rust proofing, undercoating, fabric protectants, and fuel additives to the automotive after-market. Best known for its spray-on bed liners for truck beds, UC products are marketed under the "Toro Liner" name through a network of distributors throughout the United States and internationally.

                               The allocation of the purchase price of UC is shown below and is based upon management's initial estimation of the fair market values of the assets acquired and liabilities assumed. Such estimate is subject to revision as more information regarding fair market values become available.

                                                                                                              Amount
                               ---------------------------------------------------------------------------------------
                               Purchase consideration:
                                 Common stock (restricted)                                                  $697,000
                               ---------------------------------------------------------------------------------------
                               Assets acquired and liabilities assumed:
                                Assets:
                                 Current                                                                    $129,000
                                 Fixed                                                                        43,000
                                 Other                                                                         2,000

                                Liabilities                                                                 (127,000)
                               ---------------------------------------------------------------------------------------
                               Excess Purchase Price over Net Assets Acquired                               $650,000
                               ---------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------

                               INVESTMENT IN SIGNAL PRODUCTS, INC.

                               In March 1999, the Company acquired a minority interest (approximately 20%) in Signal
                               Products, Inc. (Signal), a California
                               corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. Signal develops, manufactures and markets its products throughout the United States. The investment in Signal was accomplished through the issuance of 10,000,000 restricted shares of common stock of AIII, valued at fair market value of approximately $2,000,000.
                               The shares are placed in escrow pending the completion of a business valuation of Signal.
                               The shares will be released from escrow upon satisfactory determination of Signal's value;
                               5,000,000 shares to Hardee Capital Partners and 5,000,000 shares to Elk International, a related party, both of which had claims against the shares of Signal. Should the determination of the value of the Signal shares, after valuation of the Signal, yield a value less than $2,000,000, the number of shares to be released from escrow shall be reduced accordingly; however, no additional shares shall be issuable should the valuation indicate a greater value.

                               SALE OF REAL ESTATE OPTION

                               In November 1998, Acqueren deposited $100,000 on behalf of TRE as earnest money on a contract with a third party for the option to buy a building in downtown Houston, Texas. The earnest money deposit is included in other assets in the accompanying consolidated balance sheet at
                               December 31, 1998. TRE exercised its option to buy the building and, in February 1999, sold such option to unrelated third parties for $600,000, realizing a gain on sale of $500,000.

                                                                           F-31