Form 10QSB
period 1999-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 1999-05-17
CIK 1073146

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

-------------------------------------------------------------------------------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended March 31, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                       AMERICAN INTERNATIONAL INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

Commission file number: 000-25223

               NEVADA                                 88-0326480
               ------                                 ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

           601 HANSON ROAD                           77565-2701
           ---------------                           ----------
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

Yes [ X ]  No [   ]


As of May 13, 1999 registrant had 118,059,522 shares of Common Stock outstanding.

                                        PART I

ITEM 1.   FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC.


CONSOLIDATED BALANCE SHEETS                                            UNAUDITED          Audited
March 31, and December 31,                                                1999              1998
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT

  Cash                                                                 $ 2,389,014       $ 2,149,916
  Trading securities                                                       834,082           418,770
  Marketable securities available-for-sale                               1,220,625           115,884

  Accounts receivable, net of allowance
    for doubtful accounts.                                               1,298,449         1,641,469

  Accounts receivable, related party                                       105,249

  Notes receivable                                                         190,390           116,190

  Inventories, net of reserve.                                           1,089,133         1,055,091

  Other                                                                    194,141           141,996


-----------------------------------------------------------------------------------------------------


Total current assets                                                     7,321,083         5,639,316


REAL ESTATE HELD FOR SALE                                                4,910,140         4,910,140

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation.                                                          5,015,297         5,060,372

NATURAL GAS AND MINERALS INTEREST, net of
  amortization.                                                            240,000           240,000

GOODWILL, net of amortization.                                           1,748,527         1,085,616

NON-COMPETE AGREEMENTS, net of amortization.                               385,000           417,500

OTHER                                                                      117,114           125,793

-----------------------------------------------------------------------------------------------------

                                                                       $19,737,161       $17,478,737
-----------------------------------------------------------------------------------------------------



                   See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.


CONSOLIDATED BALANCE SHEETS                                            UNAUDITED          Audited
March 31, and December 31,                                                1999              1998
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $ 1,262,835       $ 1,451,717
  Accrued expenses                                                         450,982           481,227
  Margin loan from a financial institution                                 367,685           195,645
  Accrued property taxes                                                   469,463           444,119
  Notes payable, current portion                                           363,801           116,144
  Notes payable to related parties, current portion                        326,997           459,972
  Capital lease obligations, current portion                               622,082           584,552

-----------------------------------------------------------------------------------------------------

Total current liabilities                                                3,863,845         3,733,376

NOTES PAYABLE, less current portion                                      1,586,237         1,599,909

NOTES PAYABLE TO RELATED PARTIES, less current portion.                    389,182           320,324

CAPITAL LEASE OBLIGATIONS, less current portion.                           597,350           776,388

OTHER                                                                      122,740                 -

-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        6,559,354         6,429,997

-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    10,000,000 shares authorized, none issue                                     -                 -
  Common stock, $.001 par value; 200,000,000 shares authorized             124,916           121,116
  Additional paid-in capital                                            16,402,999        15,726,799
  Deficit                                                               (4,151,685)       (4,192,960)

-----------------------------------------------------------------------------------------------------

                                                                        12,376,230        11,654,955

Less:  Common stock subscriptions receivable                              (130,000)         (550,000)
Treasury stock, at cost - 238,000 shares in 1998                           (37,251)          (37,251)
Accumulated other comprehensive gain (loss)                                968,828           (18,964)

-----------------------------------------------------------------------------------------------------

Total stockholders' equity                                              13,177,807        11,048,740

-----------------------------------------------------------------------------------------------------

                                                                       $19,737,161       $17,478,737
-----------------------------------------------------------------------------------------------------



                   See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                       UNAUDITED          Audited
For the three months ended March 31,                                     1999               1998
--------------------------------------------------------------------------------------------------
Net Sales                                                            $  4,214,020    $    517,756

Cost of sales                                                           2,934,465         363,086
--------------------------------------------------------------------------------------------------

Gross Profit                                                            1,279,555         154,670

Operating Expenses                                                      1,191,505         332,281
--------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                    88,050        (177,611)
--------------------------------------------------------------------------------------------------

Other Income (Expense):

  Interest income                                                          16,785              15
  Investment income                                                       (42,493)              -
  Interest expense                                                        (87,273)        (11,422)
  Other income                                                             66,206          13,091

--------------------------------------------------------------------------------------------------

Total other income (expense), net                                         (46,775)          1,684

--------------------------------------------------------------------------------------------------

Net Income (Loss)                                                    $     41,275    $   (175,927)

--------------------------------------------------------------------------------------------------

Income (loss) per share - basic and diluted                          $       0.00    $      (0.01)
Weighted average shares outstanding                                    94,813,708      15,760,344

--------------------------------------------------------------------------------------------------

Consolidated Statements of Comprehensive
      Income (Loss)
--------------------------------------------------------------------------------------------------

Net Income                                                           $     41,275    $   (175,927)

Other Comprehensive Items
  Unrealized gain on shares available for sale                            987,792               -

--------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                                          $  1,029,067    $   (175,927)

--------------------------------------------------------------------------------------------------



                   See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,           Increase (Decrease) in Cash                        1999             1998
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                             $ 41,275        $ (175,927)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                              249,747            68,358
      Bad debt reserve                                                                           (73,445)
      Inventory reserve                                                                           (8,468)                -
      Realized gain on sale of securities                                                        (48,905)                -
      Increase in market value of equity securities                                               91,398                 -
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                                      396,639            (4,951)
        Inventories                                                                               10,883           (19,285)
        Other current assets                                                                     (50,084)                -
        Purchase of trading securities, net                                                     (482,953)                -
        Other assets                                                                              48,768                 -
        Accounts payable and accruals                                                           (243,299)           81,662
        Deferred revenue                                                                         122,766                 -


---------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used) in operating activities                                               54,322           (50,143)

---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale investment securities                                          (116,949)           (6,983)
  Capital expenditures                                                                           (99,174)           (1,023)
  Purchase of real estate properties                                                                   -                 -
  Notes receivable                                                                                (5,500)          (36,102)
  Proceeds from disposition of assets                                                                  -                 -
  Cash received in acquisitions                                                                        -                 -


---------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                             (221,623)          (44,108)

---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock subscriptions                                                              420,000
  Proceeds from issuance of stock                                                                  6,000                 -
  Proceeds from notes payable                                                                    607,900            94,000
  Repayments of notes receivable                                                                  31,000
  Repayments of notes payable                                                                   (515,148)          (44,878)
  Principal payments on capital lease obligations                                               (143,308)           (1,626)
  Proceeds from common stock sales                                                                     -           122,000

---------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                        406,444           169,496



                   See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31,           Increase (Decrease) in Cash                        1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                              239,143              75,245

Cash at beginning of period                                                                     2,149,871              62,991

Cash at end of period                                                                        $  2,389,014        $    138,236

-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                              $     87,273        $     11,422

-----------------------------------------------------------------------------------------------------------------------------

NON-CASH TRANSACTIONS:

Acquisition of land for common stock                                                         $          -        $          -
-----------------------------------------------------------------------------------------------------------------------------

Acquisition of property and equipment for note payable                                       $          -        $          -
-----------------------------------------------------------------------------------------------------------------------------

Acquisition of mineral interest for common stock                                             $          -        $          -
-----------------------------------------------------------------------------------------------------------------------------

Exchange of common stock for securities                                                      $          -        $          -
-----------------------------------------------------------------------------------------------------------------------------

Assumption of property taxes on purchase of land                                             $          -        $          -
-----------------------------------------------------------------------------------------------------------------------------

Purchase of securities on margin                                                             $  2,233,425        $          -
-----------------------------------------------------------------------------------------------------------------------------

Issuance of note payable in acquisition                                                      $          -        $          -
-----------------------------------------------------------------------------------------------------------------------------

Subscriptions of common stock                                                                $          -        $          -
-----------------------------------------------------------------------------------------------------------------------------

Purchase of subsidiary assets and liabilities through the issuance of common stock and options:

      Accounts receivable                                                                    $     87,215        $          -
      Inventory                                                                                    36,496                   -
      Other current assets                                                                              -                   -
      Property and equipment                                                                       43,000                   -
      Other assets                                                                                  1,885                   -
      Non-compete agreements                                                                            -                   -
      Goodwill                                                                                    674,764                   -
      Accounts payable                                                                             76,498                   -
      Accrued expenses                                                                                  -                   -
      Notes payable                                                                                30,500
      Capital lease obligations                                                                         -
      Notes payable to related parties                                                             30,000
      Other liabilities                                                                               220
-----------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.


NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of American International Industries, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1998 has been audited. The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and March 31, 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and March 31, 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consists of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows have been reflected in the accompanying financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 1999.

NOTE 2

ACQUISITION

Effective January 1, 1999, the Company acquired 100% of the shares of Marald, Inc., dba Unlimited Coatings, ("Marald") in exchange for 3,500,000 shares of common stock of American International Industries, Inc. valued at fair market value of $652,000. In addition, a finders fee of $45,000 was payable, in part to a party related to the CEO. The acquisition was treated as a purchase. The closing of that transaction occurred in March, 1999 although the agreement of the parties was effective as of January 1, 1999. Accordingly, the financial position and results from operations of Marald for the three month period ended March 31, 1999 are included in the Company's financial statements from the effective date of the acquisition.

NOTE 3

INVESTMENT IN SIGNAL PRODUCTS, INC.

In March 1999, the Company committed to acquire a minority interest in Signal Products, Inc. ("Signal"), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark.. The shares related to that transaction were placed in escrow pending a business evaluation of Signal. Release of the shares from escrow will be made upon satisfactory determination of Signal's value. Such evaluation has not been completed at this time.

NOTE 4

SALES OF TEXAS REAL ESTATE ENTERPRISES, INC. ("TREE")

In November, 1998, the Company deposited $100,000 as earnest money on a contract with a third party for the purchase of an office building in downtown Houston, Texas. In February, 1999, the Company sold its rights under the contract to unrelated third parties for $600,000, realizing a gross profit on the sale of $500,000.

NOTE 5

UNREALIZED GAIN ON AVAILABLE-FOR-SALE EQUITY SECURITIES

During the three months ended March 31, 1999, the increase in the value of investments in securities resulted in unrealized gains being reflected as "Accumulated other comprehensive gains," an increase in stockholders equity, amounting to $968,828 at March 31, 1999. There were no tax effects on this gain due to the availability of net operating loss carryforwards. The unrealized gain during the three months ended March 31, 1999 of $987,792 results in comprehensive income for the quarter of $1,029,067.

NOTE 6

SEGMENT INFORMATION

Consolidated net sales and net operating income (loss) for the three months ended March 31, 1999 and 1998 were as follows:

                                             Three months ended:
                                                  March 31
Net sales:                                    1999          1998
                                              --------      ----
     Industrial/Commercial                   2,456,703      517,756
     Media/Entertainment                     1,157,317        -
     Real Estate                               600,000        -
-------------------------------------------------------------------------------
Consolidated net sales                       4,214,020      517,756

Income (loss) from operations:
     Industrial/Commercial                      72,407      (47,999)
     Media/Entertainment                      (218,415)       -
     Real Estate                               485,101       (6,581)
     Oil & Gas                                  (5,014)     (19,283)
     Corporate                                (246,029)    (103,748)
-------------------------------------------------------------------------------
Consolidated operating income (loss)            88,050     (177,611)
-------------------------------------------------------------------------------

SUBSEQUENT EVENTS

In April, 1999, the Company acquired 100% of the outstanding shares of Tough Truck and Accessories, Inc. dba Armor Linings ("Armor"). Armor operates a facility in Houston, for the application of spray-on liners for truck beds, undercoating and rust-proofing of vehicles, and wholesale and retail sales of truck accessories. Customers include many of the Houston area auto and truck dealerships. Armor has established commercial applications of the coatings, which are applied for corrosion resistance and noise suppression in diverse uses. A manufacturing company has Armor apply the lining to the inside of housings for large turbine engines. Other applications include surfaces exposed to corrosive materials in chemical and refining plants, lining the interior of refuse containers (dumpsters), spraying floors and decks, and other applications where a tough surface, resistant to corrosion, moisture and wear is needed. The chemicals are supplied by Marald, which was acquired by the Company in January 1999. The Company paid cash in the amount of $ 132,500 plus approximately $8,000 reimbursement of certain refundable deposits and assumed approximately $91,000 related to certain equipment lease obligations. The acquisition will be accounted for as a purchase.

In April and May, 1999 the Company's investment in securities which had been classified as securities available for sale, were sold in a series of transactions. The total proceeds of those sales amounted to $1,272,327, the total cost of the shares was $258,326 and the total realized gain amounted to $1,014,001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. As such, these are forward looking statements and involve a number of risks and uncertainties. A number of factors, which could cause actual results to differ materially include: general economic conditions, competitive market influences, technology changes, and other influences beyond the control of management.

         RESULTS OF OPERATIONS - CONSOLIDATED  AIII

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998. Consolidated net income for the three-month period ended March 31, 1999 was $ 41,275 as compared to a loss during the three months
ended March 31, 1998 of $175,927.   The factors contributing to the
consolidated net income for the period are discussed below:

         The net sales for the three months ended March 31, 1999, were $4,214,020 as compared to $517,756 for March 31, 1998, such 714% increase being primarily attributable to the inclusion of the sales of Northeastern Plastics, Inc. ("NPI"), Modern Film Effects, Inc. dba Cinema Research Company
("CRC"), Marald, and TRE.   NPI had sales for the three-month period of
$1,545,390. CRC revenues for the three month period ended March 31,1999 were $1,157,317 and Marald had revenues of $472,866. Har-Whit sales for the three months ended March 31, 1999 were $438,447 as compared to $517,756 for the three months ended March 31, 1998. TREE had sales of $600,000 for the three-month period ended March 31, 1999, while it had no sales activity for the comparable three months of 1998. Brenham Oil & Gas, Inc. ("Brenham") reported royalty income of $4,308 in the current quarter compared to $9,686 during the first three months of 1998. The activity of Acqueren during the three months ended March 31, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $42,493. Cost of sales as a percentage of net sales for the three months ended March 31, 1999 was approximately 69.6%,with gross margins of 30.4%, as compared to approximately 70.1% cost of sales and 29.9% gross margins during the three-month period ended March 31, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 16.9% during this quarter. CRC posted margins averaging 20.3% during the three months ended March 31, 1999, while Har-Whit sustained 30.4% margins in 1999 as compared to 29.9% margins in 1998 TREE experienced margin of 83.3% on its sale of real estate rights, as the $100,000 cost associated with the contract constitutes 16.7% of sales.

         Operating expenses for the three months ended March 31, 1999 were $1,191,505 as compared to $332,281 for the three months ended March 31, 1998.
 This increase is primarily the result of the acquisitions of NPI, which had operating expenses of $238,392 during the current quarter and CRC, which incurred operating expenses of $453,377 including certain costs of relocating the digital operations to the optical facility. Marald incurred $81,815 in operating expenses during the three months ended March 31, 1999. TREE incurred operating expenses, primarily property taxes, of $14,899. AIII incurred expenses at the corporate level of $246,029, including $72,604 of legal and professional fees and $25,000 amortization of goodwill.

         Other income (expense) amounted to $ (46,775) for the three-month period ended March 31, 1999 including interest income of $16,785, Acqueren's unrealized investment losses of $42,493, other income of $66,206, and $87,273 of interest expense. This compares to total other income (expense) for the three-month period ended March 31, 1998 of $1,684, which consisted of interest expense of $11,422 and other income of $13,091. The increased interest expense for 1999 results from the bank debt attributable to acquired companies and the financing cost associated with equipment leases of CRC.

         NET INCOME AND COMPREHENSIVE INCOME

         Consolidated net income for the three-month period ended March 31, 1999 was $41,275 as compared to the net loss of $175,927 sustained in the three months ended March 31, 1998. During the three months ended March 31, 1999, TREE had net income of $489,669, NPI posted net income of $23,286, Har-Whit had a net loss of $15,978, CRC posted a loss of $238,582, and Brenham had a net loss of $153. AIII sustained a loss of $246,067 at the corporate level. Acqueren experienced a loss of $37,984. Unrealized gains, amounting to $968,828, on available-for-sale investments in equity securities are included as a component of stockholders equity. Such unrealized investment gains are included as a component of comprehensive income, which totals $1,029,067 for the three months ended March 31, 1999. Of the prior year loss, $103,748 was incurred by AIII at the corporate level, with the remainder attributable to the Har-Whit operations during the first three months of 1998.

         Unrealized gains on available for sale investments in equity securities of $968,828 are included as a component of stockholders equity. Such unrealized investment gains are included as a component of comprehensive income, which totaled $1,029,067 for the three-month period ended March 31, 1999. No investment activities gave rise to unrealized gains or losses in the comparable quarter in 1998.

         LIQUIDITY AND CAPITAL RESOURCES - AIII

         Total assets at March 31, 1999, were $19,737,161, as compared to $17,478,737 at December 31, 1998, an increase of 13%. The increase is primarily attributable to increase in the value of trading securities and securities available for sale and the acquisition of Marald.

         Total liabilities at March 31, 1999, were $6,559,354, as compared to $6,429,997 at December 31, 1998. The increase is primarily the result of the acquisition of Marald.

         At March 31, 1999, AIII's current working capital was $3,457,238 as compared to $1,905,940 at December 31, 1998. The improvement in working capital is primarily attributable to the increase in value of investments in equity securities. AIII's consolidated cash position at March 31, 1999, was $2,389,014 as compared to $ 2,149,916 at December 31, 1998. Accounts receivable, at March 31, 1999 were $1,298,449 compared to $1,641,469 at December 31 1998. Inventories increased to $1,089,133 at March 31, 1999 as compared to $1, 055,091 at December 31, 1998. Investments in trading securities increased to $834,082 at March 31, 1999 from $418,770 at December 31, 1998. and the value of available for sale securities at March 31, 1999 increase to $1,220,625 from the $115,884 value at December 31, 1998.

         For the three months ended March 31, 1999, AIII had $54,322 of net cash provided by operations, $221,623 of net cash used in investing activities, and $406,444 of net cash provided from financing activities. For the three-month-period ended March 31, 1998, the Company used $50,143 in operations, used $44,108 for investing activities, and provided $169,496 through financing activities. The change reflects increased activities of the Company as compared to the first quarter of 1998.

         To date, the Company has no commitment for any additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

MEDIA/ENTERTAINMENT SEGMENT:

         RESULTS OF OPERATIONS -- CRC

         For the three months ended March 31, 1999, CRC had net sales of $1,157,317, operating expenses of $453,377 and sustained an operating loss of $218,415. Sales for the period were adversely affected by the relocation during January of the digital operations into the optical facilities. That transition required that operations of both divisions be interrupted during the physical relocation of the production equipment.

         LIQUIDITY AND CAPITAL RESOURCES - CRC

         Total assets of CRC at March 31, 1999, were $4,483,456, total liabilities were $3,649,572 and CRC had negative current working capital of $977,819. CRC had $127,168 net cash provided from operations, $74,000 net cash used in investing activities, and $48,375 net cash provided by financing activities.

         CRC has arranged a line of credit, guaranteed by the parent, AIII, to provide the financing necessary to support its operations and provide the investment necessary to implement the consolidation of digital operations into the optical facility and to meet the ongoing cash requirements of CRC. Management believes CRC has achieved significant economies and savings by relocating the operations of CRC's digital operations into the building occupied by the optical operations. These changes reduced rent expenditures and eliminated some duplicate functions such as administrative support, equipment costs, and supplies. Management believes that better co-ordination of projects involving both optical and digital work has also resulted. CRC management identified the need to invest in improvements to its building related to the relocation as well as in earthquake related work. Expenditures for upgrading equipment may be made to maintain the ability to provide quality services.

         The Company has an option to acquire its building and is currently negotiating to obtain a $2 million financing through the city of Los Angeles, such financing to have favorable interest rates and to be used to acquire and renovate the building, perform necessary earthquake related improvements, upgrade computer systems, and other production equipment. There is no assurance that such financing will be granted, and if such financing is not available, CRC will be required to seek alternative financing. At the present time, CRC has no commitments for such financing, and there is no assurance that it will be able to arrange any other financing at favorable rates, if at all.

         In September 1998, CRC borrowed $1,000,000 in the form of a promissory note from a financial institution at the institution's prime rate, which matures in May, 2000. That borrowing was used to retire bank and other indebtedness which existed prior to the acquisition by AIII. AIII has committed to funding the operations of CRC until December 31, 1999.

INDUSTRIAL/ COMMERCIAL SEGMENT

         RESULTS OF OPERATIONS --NPI

         For the three months ended March 31, 1999 NPI had net sales of $1,545,390, operating expenses were $238,392, and operating income of $22,931. Other income of $355 includes net interest expense of $4,563 and other income of $4,918. Net income for the three months was $23,286.

         LIQUIDITY AND CAPITAL RESOURCES NPI

         NPI financed its operations during the three months ended March 31, 1999 through internally generated cash flows. For the three months ended March 31, 1999, NPI used $143,171 in operating activities, and used $4,105 in investing activities. Total assets of NPI at March 31, 1999, were $1,775,839, total liabilities were $872,177, and current working capital was $1,063,518.

         NPI has an outstanding note payable to a former stockholder of Acqueren of $293,381 at an interest rate of 6% per annum, with a payment of $100,000 due in August 1999 and 2000 and the remainder due in August 2001. The Company is involved in litigation through the suit filed against the former principal stockholder of Acqueren. The substance of that suit related to representations made prior to the acquisition and the outcome of such litigation could reduce the amount payable on the note to such former stockholder; although there is no assurance that the Company will prevail in its litigation.

         RESULTS OF OPERATIONS -HAR-WHIT

         Har-Whit sales for the three months ended March 31, 1999 amounted to $438,447, a decrease of 15.3 %
compared to the $517,756 sustained in 1998. The decrease in sales is attributable to increased competitive pressures in bidding for fabrication work due to the downturn in oil and gas related work. Little marketing and advertising has been done to promote sales of barbecue pits as "word of mouth" advertising has been the principal marketing approach. Management believes an opportunity exists to create significantly greater demand through expanded marketing and promotion, although at this time Har-Whit has not developed a formal marketing plan.

         Har-Whit cost of sales amounted to $305,047, 69.6% of sales. Margins of $133,400 represent 30.4% of sales during the three months ended March 31, 1999. During the three-month period ended March 31, 1998, Har-Whit cost of sales of $363,086 constituted 70.1%, and margins of $154,670 were 29.9% of sales. Operating expenses of $135,517, comprised 30.9% of sales during the three-month period ended March 31, 1999 as compared to $202,669, 39.1%, in the comparable period in 1998. The operating loss of $2,117 for the three months ended March 31, 1999 compares to an operating loss of $47,999 during the three-month period ended March 31, 1998. Interest expense in the three months ended March 31, 1999 of $16,111 compares to $11,422 in the comparable period in 1998.

         LIQUIDITY AND CAPITAL RESOURCES - HAR-WHIT

         Har-Whit has arranged a $150,000 line of credit with a financial institution secured by its accounts receivable and parent guarantee. The interest rate for the line of credit is at prime and the note matures in May, 2000.

         RESULTS OF OPERATIONS - MARALD

         During the three-month period ended March 31, 1999, Marald had sales of $472,866, cost of sales of $322,996, comprising 68.3% of sales, and margins of $149,870 represent 31.7% of sales. Operating expenses of $81,815 were 17.3% of sales. Net income of $67,084 represented 14.2% of sales.
Marald has launched an enhanced marketing and dealer support program to capture market share and introduce additional products through the dealer network.

         LIQUIDITY AND CAPITAL RESOURCES - MARALD

         Marald has arranged a $75,000 working capital line of credit, with interest at prime, secured by its inventory and accounts receivable and parent guarantee. Increasing sales levels may require additional working capital financing.


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

                                       PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1 and 3-5 are omitted.

ITEM 2.   CHANGES IN SECURITIES

     The following information sets forth certain information, as of May 13, 1999, for all securities the Company sold since December 31, 1998, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     In January 1999, the Company issued options to purchase 15,000 shares of Company common stock at an exercise price of $0.02 per share to an employee of the Company for services rendered. In March 1999, the Company sold 2,500,000 shares of Company common stock to a director of the Company for $250,000. The Company believes these transactions were exempt from registration pursuant to
Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are to be filed as part of this Form 10-QSB:


     EXHIBIT NO.         IDENTIFICATION OF EXHIBIT
                         -------------------------
     3(i)(1)             Certificate of Incorporation of the Company, and Amendments thereto.
     3(ii)(1)            Amended and Restated By-laws of the Company
     4.1(1)              Common Stock Certificate, American International Industries, Inc.
     4.2(1)              Common Stock Certificate, Acqueren, Inc.
     4.3(1)              Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
     10.1(1)             Daniel Dror, Sr. Employment Agreement dated May 14, 1998
     10.2(1)             Daniel Dror, Sr. Employment Agreement dated October 16, 1998
     10.3(1)             Raymond C. Hartis Employment Agreement
     10.4(1)             D. Wayne Whitworth Employment Agreement
     10.5(1)             Marc Fields Employment Agreement
     10.6(1)             Jordan Friedberg Employment Agreement
     10.7(2)             Shabang!  Merchant Service Agreement
     10.8(2)             American International Industries, Inc. Lease
     10.9(2)             Brenham Oil and Gas, Inc. Royalty Interest
     10.10(2)            Brenham Oil and Gas Interest Lease
     10.11(2)            Modern Film Effects, Inc. Lease
     10.12(2)            Northeastern Plastics, Inc. Lease
     27(3)               Financial Data Schedule

-------------------

(1)  Filed previously on registration statement Form 10-SB SEC File
     No. 000-25223.
(2) Filed previously on the Company's annual report on Form 10-KSB SEC File No. 000-25223.
(3)  Filed herewith

     (b)  There have been no reports filed on Form 8-K.

                                      SIGNATURES


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                        American International Industries, Inc.


Date:  May 17, 1999                     /s/ Daniel Dror
                                        ------------------------------------
                                        Daniel Dror, Chief Executive Officer