Form 10QSB
period 1999-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 1999-08-26
CIK 1073146

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
------------------------------------------------------------------------------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended June 30, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                     AMERICAN INTERNATIONAL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 000-25223

                  Nevada                             88-0326480
                  ------                             ----------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

         601 Cien Street, Suite 235                   77565-2701
         --------------------------                   ----------
     (Address of Principal Executive Office)          (Zip Code)

                                  281-334-9479
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]


As of August 23, 1999 registrant had 118,069,522 shares of Common Stock outstanding.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC.


CONSOLIDATED BALANCE SHEETS                                                                   UNAUDITED          Audited
June 30, and December 31,                                                                       1999              1998
===========================================================================================================================

ASSETS

CURRENT

  Cash                                                                                       $ 1,794,941       $ 2,149,916
  Trading securities                                                                           1,431,262           418,770
  Marketable securities available-for-sale                                                       875,000           115,884

  Accounts receivable, net of allowance
    for doubtful accounts.                                                                     3,908,030         1,641,469

  Accounts receivable, related party                                                             141,571

  Notes receivable                                                                                62,190           116,190

  Inventories, net of reserve.                                                                 1,241,645         1,055,091

  Other                                                                                          153,290           141,996

===========================================================================================================================


TOTAL CURRENT ASSETS                                                                           9,607,929         5,639,316


REAL ESTATE HELD FOR SALE                                                                      4,852,622         4,910,140

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation.                                                                                4,995,310         5,060,372

NATURAL GAS AND MINERALS INTEREST, net of
  amortization.                                                                                  210,000           240,000

GOODWILL, net of amortization.                                                                 1,828,607         1,085,616

NON-COMPETE AGREEMENTS, net of amortization.                                                     352,500           417,500

OTHER                                                                                             65,349           125,793

---------------------------------------------------------------------------------------------------------------------------


                                                                                             $21,912,317       $17,478,737
===========================================================================================================================


                  See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES,INC.


CONSOLIDATED BALANCE SHEETS                                                                    UNAUDITED          Audited
June 30, and December 31,                                                                        1999              1998
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                           $ 3,419,088       $ 1,451,717
  Accrued expenses                                                                               468,626           481,227
  Margin loan from a financial institution                                                       344,717           195,645
  Accrued property taxes                                                                         361,188           444,119
  Notes payable, current portion                                                                 655,674           116,144
  Notes payable to related parties, current portion                                              175,912           459,972
  Capital lease obligations, current portion                                                   1,017,293           584,552

---------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                      6,442,498         3,733,376

NOTES PAYABLE, less current portion                                                            1,568,276         1,599,909

NOTES PAYABLE TO RELATED PARTIES, less current portion.                                          376,531           320,324

CAPITAL LEASE OBLIGATIONS, less current portion.                                                 266,024           776,388

OTHER                                                                                             19,729                 -

===========================================================================================================================

TOTAL LIABILITIES                                                                              8,673,058         6,429,997

===========================================================================================================================

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
    10,000,000 shares authorized, none issue                                                           -                 -
  Common stock, $.001 par value; 200,000,000 shares authorized                                   124,926           121,116
  Additional paid-in capital                                                                  16,402,989        15,726,799
  Deficit                                                                                     (3,781,156)       (4,192,960)

---------------------------------------------------------------------------------------------------------------------------

                                                                                              12,746,759        11,654,955

Less:  Common stock subscriptions receivable                                                    (100,000)         (550,000)
Treasury stock, at cost - 238,000 shares in 1998                                                 (32,500)          (37,251)
Accumulated other comprehensive gain (loss)                                                      625,000           (18,964)

---------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                    13,239,259        11,048,740

---------------------------------------------------------------------------------------------------------------------------

                                                                                             $21,912,317       $17,478,737
===========================================================================================================================


                  See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              UNAUDITED        Unaudited
For the six months ended June 30,                                                                1999             1998
===========================================================================================================================

NET SALES                                                                                   $  9,913,885       $ 1,150,082

COST OF SALES                                                                                  8,006,668           777,100
---------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                                   1,907,217           372,982

OPERATING EXPENSES                                                                             2,664,286           801,285
---------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                                         (757,069)         (428,303)
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):

  Interest and dividend income                                                                    30,279             3,130
  Investment income                                                                              902,430                 -
  Interest expense                                                                              (204,322)          (27,100)
  Other income                                                                                    75,886            36,262

---------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE), NET                                                                804,273            12,292

EXTRAORDINARY INCOME - DEBT FORGIVENESS                                                          365,159                 -
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                           $    412,363       $  (416,011)

===========================================================================================================================

INCOME (LOSS) PER SHARE - BASIC AND DILUTED                                                 $       0.00       $     (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING                                                          124,853,043        72,992,309

===========================================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME (LOSS)
===========================================================================================================================

NET INCOME                                                                                  $    412,363       $  (416,011)

OTHER COMPREHENSIVE ITEMS
  Unrealized gain on shares available for sale                                                   625,000                 -

---------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                                 $  1,037,363       $  (416,011)

===========================================================================================================================

                  See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              UNAUDITED          Unaudited
For the three months ended June 30,                                                             1999               1998
===========================================================================================================================

NET SALES                                                                                   $  5,699,866       $   632,326

COST OF SALES                                                                                  5,072,203           414,014
---------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                                     627,663           218,312

OPERATING EXPENSES                                                                             1,472,781           469,004
---------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                                         (845,118)         (250,692)
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):

  Interest and dividend income                                                                    16,303             3,115
  Investment income                                                                              944,923                 -
  Interest expense                                                                              (117,049)          (15,678)
  Other income                                                                                     6,870            23,171

---------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE), NET                                                                851,047            10,608

EXTRAORDINARY INCOME - DEBT FORGIVENESS                                                          365,159

NET INCOME (LOSS)                                                                           $    371,088       $  (240,084)

===========================================================================================================================

INCOME (LOSS) PER SHARE - BASIC AND DILUTED                                                 $       0.00       $     (0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING                                                          124,853,043        72,992,309

===========================================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE
      INCOME (LOSS)
===========================================================================================================================

NET INCOME                                                                                  $    371,088       $  (240,084)

OTHER COMPREHENSIVE ITEMS
  Unrealized gain on shares available for sale                                                   625,000                 -

---------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                                                 $    996,088       $  (240,084)

===========================================================================================================================

                  See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

CONSOLIATED STATEMENTS OF CASH FLOWS

==================================================================================================================
For the six months ended June 30,           Increase (Decrease) in Cash                      1999          1998
==================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                      $   440,365    $ (416,011)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                              538,938       132,296
  Bad debt reserve                                                                           (61,445)
  Inventory reserve                                                                           (8,468)            -
  Realized gain on sale of securities                                                     (1,145,033)            -
  Loss on disposal of equipment                                                                    -           210
  Increase in market value of equity securities                                              242,603             -
  Changes in assets and liabilities, net of acquired assets and liabilities:
    Accounts receivable                                                                   (2,282,955)       43,443
    Inventories                                                                             (111,629)      (29,887)
    Other current assets                                                                      (5,963)            -
    Purchase of trading securities, net                                                   (1,167,967)            -
    Other assets                                                                             112,728        (3,000)
    Accounts payable and accruals                                                          2,029,955        25,407
    Deferred revenue                                                                          19,756             -

------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                     (1,399,115)     (247,542)

------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds (purchase) of available-for sale securities, net                                  917,605             -
  Loan Costs                                                                                       -        (6,983)
  Capital expenditures                                                                      (161,956)      (10,489)
  Purchase of real estate properties                                                               -             -
  Notes receivable                                                                            (7,000)      (68,442)
  Proceeds from disposition of assets                                                              -             -
  Cash received (paid) in acquisitions                                                      (141,306)            -

------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                          607,343       (85,914)

------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock subscriptions                                                          450,000     1,576,000
  Proceeds from issuance of stock                                                              6,000             -
  Debt forgiveness                                                                          (365,158)
  Proceeds from notes payable                                                              1,093,426        94,000
  Repayments of notes receivable                                                              31,000
  Repayments of notes payable                                                               (586,529)      (54,830)
  Principal payments on capital lease obligations                                           (196,087)       (3,294)
  Purchase of treasury stock                                                                   4,190             -

------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                    436,842     1,611,876

                   See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.


CONSOLIATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,        Increase (Decrease) in Cash           1999             1998
========================================================================================================
Net increase in cash                                                            (354,930)      1,278,420

Cash at beginning of period                                                    2,149,871          62,991

Cash at end of period                                                       $  1,794,941    $  1,341,411

========================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                             $    204,322    $     27,100

========================================================================================================

NON-CASH TRANSACTIONS:

Acquisition of land for common stock                                        $          -    $    736,000
--------------------------------------------------------------------------------------------------------

Acquisition of property and equipment for note payable                      $          -    $          -
--------------------------------------------------------------------------------------------------------

Acquisition of mineral interest for common stock                            $          -    $          -
--------------------------------------------------------------------------------------------------------

Exchange of common stock for securities                                     $          -    $          -
--------------------------------------------------------------------------------------------------------

Assumption of property taxes on purchase of land                            $          -    $          -
--------------------------------------------------------------------------------------------------------

Purchase of securities on margin                                            $  5,976,588    $          -
--------------------------------------------------------------------------------------------------------

Issuance of note payable in acquisition                                     $          -    $          -
--------------------------------------------------------------------------------------------------------

Subscriptions of common stock                                               $          -    $          -
--------------------------------------------------------------------------------------------------------

Purchase of subsidiary assets and liabilities through
  the issuance of common stock and options:
      Accounts receivable                                                   $     87,215    $          -
      Inventory                                                                   36,496               -
      Other current assets                                                             -               -
      Land                                                                                     1,965,000
      Property and equipment                                                      43,000               -
      Other assets                                                                 1,885               -
      Non-compete agreements                                                           -               -
      Goodwill                                                                   674,764               -
      Accounts payable                                                            76,498               -
      Accrued expenses                                                                 -         300,000
      Notes payable                                                               30,500               -
      Capital lease obligations                                                        -               -
      Notes payable to related parties                                            30,000               -
      Other liabilities                                                              220               -

========================================================================================================

                   See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30,           Increase (Decrease) in Cash                         1999              1998
============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                          $    399,090        $ (240,084)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                               289,191            63,938
      Bad debt reserve                                                                             12,000                 -
      Inventory reserve                                                                                 -                 -
      Realized gain on sale of securities                                                      (1,096,128)                -
      Loss on disposal of equipment                                                                     -               210
      Increase in market value of equity securities                                               151,205                 -
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                                    (2,679,594)           48,394
        Inventories                                                                              (122,512)          (10,602)
        Other current assets                                                                       44,121                 -
        Purchase of trading securities, net                                                      (685,014)                -
        Other assets                                                                               63,960            (3,000)
        Accounts payable and accruals                                                           2,273,254           (56,255)
        Deferred revenue                                                                         (103,010)                -


----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                          (1,453,437)         (197,399)

----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds (purchase) of available-for-sale investment securities, net                          1,034,554                 -
  Capital expenditures                                                                            (62,782)           (9,466)
  Purchase of real estate properties                                                                    -                 -
  Notes receivable                                                                                 (1,500)          (32,340)
  Proceeds from disposition of assets                                                                   -                 -
  Cash received (paid) in acquisitions                                                           (141,306)                -


----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                               828,966           (41,806)

----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock subscriptions                                                                30,000         1,454,000
  Proceeds from issuance of stock                                                                       -                 -
  Debt forgiveness                                                                               (365,158)
  Proceeds from notes payable                                                                     485,526                 -
  Repayments of notes receivable                                                                        -
  Repayments of notes payable                                                                     (71,381)           (9,952)
  Principal payments on capital lease obligations                                                 (52,779)           (1,668)
  Purchase of treasury stock                                                                        4,190                 -

----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                          30,398         1,442,380

               See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
============================================================================================================================
For the three months ended June 30,        Increase (Decrease) in Cash                             1999              1998
============================================================================================================================

Net increase in cash                                                                             (594,073)        1,203,175

Cash at beginning of period                                                                     2,389,014           138,236

Cash at end of period                                                                         $ 1,794,941       $ 1,341,411

============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                               $   117,049       $    15,678

============================================================================================================================

NON-CASH TRANSACTIONS:

Acquisition of land for common stock                                                          $         -       $   736,000
----------------------------------------------------------------------------------------------------------------------------

Acquisition of property and equipment for note payable                                        $         -       $         -
----------------------------------------------------------------------------------------------------------------------------

Acquisition of mineral interest for common stock                                              $         -       $         -
----------------------------------------------------------------------------------------------------------------------------

Exchange of common stock for securities                                                       $         -       $         -
----------------------------------------------------------------------------------------------------------------------------

Assumption of property taxes on purchase of land                                              $         -       $         -
----------------------------------------------------------------------------------------------------------------------------

Purchase of securities on margin                                                              $ 3,746,163       $         -
----------------------------------------------------------------------------------------------------------------------------

Issuance of note payable in acquisition                                                       $         -       $         -
----------------------------------------------------------------------------------------------------------------------------

Subscriptions of common stock                                                                 $         -       $         -
----------------------------------------------------------------------------------------------------------------------------

Purchase of subsidiary assets and liabilities through the issuance of common stock and options:

      Accounts receivable                                                                     $         -       $         -
      Inventory                                                                                         -                 -
      Other current assets                                                                              -                 -
      Land                                                                                                        1,965,000
      Property and equipment                                                                            -                 -
      Other assets                                                                                      -                 -
      Non-compete agreements                                                                            -                 -
      Goodwill                                                                                          -                 -
      Accounts payable                                                                                  -                 -
      Accrued expenses                                                                                  -           300,000
      Notes payable                                                                                     -                 -
      Capital lease obligations                                                                         -                 -
      Notes payable to related parties                                                                  -                 -
      Other liabilities                                                                                 -                 -

============================================================================================================================

               See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1
PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of American International Industries, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1998 has been audited. The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three months and six months ended June 30, 1999 and June 30, 1998, and the consolidated statements of cash flows for the three months and six months ended June 30, 1999 and June 30, 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial condition, results of operations and cash flows have been reflected in the accompanying financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998. The results of operations for the three-month and six- month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2
ACQUISITION

In April, 1999, the Company acquired 100% of the outstanding shares of Tough Trucks and Accessories, Inc. dba Armor Linings. Armor operates a facility in Houston, for the application of spray-on liners for truck beds, undercoating and rust-proofing of vehicles, and wholesale and retail sales of truck accessories. Customers include many of the Houston area auto and truck dealerships. Armor has established commercial applications of the coatings, which are applied for corrosion resistance and noise suppression in diverse uses. A manufacturing company has Armor apply the lining to the inside of housings for large turbine engines. Other applications include surfaces exposed to corrosive materials in chemical and refining plants, lining the interior of refuse containers (dumpsters), spraying floors and decks, and other applications where a tough surface, resistant to corrosion, moisture and wear is needed. The chemicals are supplied by Unlimited Coatings. The Company paid cash in the amount of $135,000 plus approximately $8,000 reimbursement of certain refundable deposits and assumed approximately $91,000 related to certain equipment lease obligations. The acquisition was accounted for as a purchase.

NOTE 3
INVESTMENT IN SIGNAL PRODUCTS, INC.

In March of 1999, the Company acquired a minority interest in Signal Products, Inc. (Signal), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. The shares related to that transaction were placed in escrow pending a business evaluation of Signal. Release of the shares from escrow will be made upon satisfactory determination of Signal's value. Such evaluation has not been completed at this time.

NOTE 4
REALIZED GAIN ON AVAILABLE-FOR-SALE EQUITY SECURITIES

In April and May, 1999 the shares of Hertz Technology Group, Inc., which had been classified as securities available for sale, were sold in a sequence of transactions. The total proceeds of those sales amounted to $1,272,118, the total cost of the shares was $239,362 and the total realized gain amounted to $1,032,756.

NOTE 5

UNREALIZED GAIN ON AVAILABLE-FOR-SALE EQUITY SECURITIES

During the three months ended June 30, 1999, the increase in the value of investments in securities resulted in unrealized gains being reflected as "Accumulated other comprehensive gains", an increase in stockholders equity, amounting to $625,000 at June 30, 1999. The unrealized gain during the three months ended June 30, 1999 of $625,000 results in comprehensive income for the quarter of $996,088 and $1,037,363 for the six months then ended. No investing activity in the comparable periods of the prior year resulted in unrealized gains.

NOTE 6
SUBSEQUENT EVENTS
On June 28, 1999, the Company entered into a definitive agreement to acquire 100% of the optical and digital title, special effects and the scan and record operations of Pacific Title/Mirage Studios (Pac Title), the largest provider of those services to the major Hollywood studios. That acquisition is expected to close in August, 1999, funded through cash and debt, and will not result in dilution of existing AIII shares.

NOTE 7
LITIGATION
The Company has been involved in litigation through the suit it filed against the former principal stockholder of Acqueren. That action, filed in Galveston County, Texas, related to representations made by those selling shareholders of Acqueren, prior to the acquisition. On August 17, 1999, those selling shareholders filed an action in New York, alleging misrepresentations by AIII. Management expects the outcome of such litigation will not have a material adverse effect on the Company.



SEGMENT INFORMATION


                                                  Three months ended:                  Six Months ended:
                                                        June 30                             June 30

Net sales:                                        1999          1998                    1999          1998
                                               ---------      --------              ----------     ---------

       Industrial/Commercial                   4,845,862       632,326               7,302,564     1,150,082
       Media/Entertainment                       854,004             0               2,011,321             0
       Real Estate                                     0             0                 600,000             0
------------------------------------------------------------------------------------------------------------
Consolidated net sales                         5,699,866       632,326               9,913,885     1,150,082
------------------------------------------------------------------------------------------------------------

Income (loss) from operations:
       Industrial/Commercial                      93,383       (29,249)                168,791       (77,248)
       Media/Entertainment                      (475,098)            0                (693,514)            0
       Real Estate                               (30,499)      (15,562)                451,602       (22,143)
       Oil & Gas                                 (30,000)      (18,999)                (35,014)      (38,282)
       Corporate                                (402,904)     (186,882)               (648,934)     (290,630)
------------------------------------------------------------------------------------------------------------
Consolidated operating income (loss)            (845,118)     (250,692)               (757,069)     (428,303)
------------------------------------------------------------------------------------------------------------

A summary of identifiable assets

       Industrial/Commercial                                                        10,293,211     1,924,311
       Media/Entertainment                                                           3,954,360             0
       Real Estate                                                                   5,052,774     4,819,614
       Oil & Gas                                                                       275,573       279,863
       Corporate                                                                     2,336,399     1,335,822
------------------------------------------------------------------------------------------------------------
Consolidated assets                                                                 21,912,317     8,359,610
------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. As such, these are forward looking statements and involve a number of risks and uncertainties. A number of factors, which could cause actual results to differ significantly include: general economic conditions, competitive market influences, technology changes, and other influences beyond the control of management.

       In order to make this document easier to read, the following defined terms are used: Northeastern Plastics, Inc. ("NPI"), Modern Film Effects, Inc., d/b/a Cinema Research Corporation ("CRC"), Marald, Inc. ("Marald"), Tough Truck and Accessories, Inc., d/b/a Armor Linings ("Armor Linings"), Har-Whit/Pitt's & Spitt's. Inc. ("Har-Whit"), Texas Real Estate Enterprises, Inc. ("TREE"), Brenham Oil & Gas, Inc. ("Brenham"), and Acqueren, Inc. ("Acqueren").

RESULTS OF OPERATIONS - CONSOLIDATED  AIII

       THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998. Consolidated net income for the three-month period ended June 30, 1999 was $371,088 as compared to a loss during the three months ended June 30, 1998 of $240,084. The factors contributing to the consolidated net income for the period are discussed below:

       The net sales for the three months ended June 30, 1999, were $5,699,866 as compared to $632,326 for June 30, 1998, such 801% increase being primarily attributable to the inclusion of the sales of NPI, CRC, Marald, and Armor Linings. NPI sales for the three-month period ended June 30, 1999 were $3,730,677. CRC revenues for the three month period ended June 30,1999 were $854,004. During the quarter, CRC experienced a decline in revenues due to a general downturn in movie production. Marald had revenues of $462,279, net of inter-company sales of $39,414. Armor Linings sales were $131,407. Har-Whit sales for the three months ended June 30, 1999 were $521,499 as compared to $632,326 for the three months ended June 30, 1998. TREE had no sales during the three-month period ended June 30, 1999, and had no sales activity for the comparable three months of 1998. Brenham reported $1,513 royalty income in the current quarter, as compared to $14,944 during the comparable three months of 1998. The activity of Acqueren during the three months ended June 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $151,205 and realized investment income of $1,096,128. Cost of sales as a percentage of net sales for the three months ended June 30, 1999 was approximately 89%, with gross margins of 11%, as compared to approximately 65.5% cost of sales and 34.5% gross margins during the three-month period ended June 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 9.3% during this quarter. CRC posted negative margins averaging 9.4% during the three months ended June 30, 1999, while Har-Whit sustained 31.0% margins in 1999 as compared to 34.5% margins in 1998. Marald sustained margins during the current quarter of 29.8%, while Armor Lining's margin was 38.4% of sales.

         Operating expenses for the three months ended June 30, 1999 were $1,472,781 as compared to $469,004 for the three months ended June 30, 1998. This increase is primarily the result of the acquisitions of Northeastern Plastics, which had operating expenses of $271,965 during the current quarter and CRC, which incurred operating expenses of $394,810 including certain costs of relocating the digital operations to the optical facility. Marald incurred $111,008 in operating expenses during the three months ended June 30, 1999. Armor Linings operating expenses during the quarter were $38,198. TREE incurred operating expenses, primarily property taxes, of $33,499. Brenham recorded $30,000 in depletion expense during the three months, Har-Whit sustained operating expenses of $174,809 during the three-months ended June 30, 1999 as compared to $247,561 during the comparable period last year. AIII incurred operating expenses at the corporate level of $401,481 for the three months ended June 30, 1999, including $92,067 of legal & professional fees and $25,000 amortization of goodwill. During the comparable period of 1998, AIII sustained operating expenses of $186,882.

         Other income (expense) amounted to $23,174 for the three-month period ended June 30, 1999 including interest income of $14,507 and dividend income of $1,796. Acqueren reported unrealized investment losses of $151,205 and realized investment income of $1,096,128. Interest expense during the current quarter amounted to $117,049. During the comparable three months last year, other income of $26,286, and $15,678 of interest expense was incurred. The increased interest expense for 1999 results from the bank debt attributable to acquired companies and the financing cost associated with equipment leases of CRC.

       SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998. Consolidated net income for the six-month period ended June 30, 1999 was $412,363 as compared to a loss during the six months ended June 30, 1998 of $416,011.The factors contributing to the consolidated net income for the period are discussed below:

       The net sales for the six months ended June 30, 1999, were $9,913,885 as compared to $1,150,082 for June 30, 1998, such 762% increase being primarily attributable to the inclusion of the sales of NPI, CRC, Marald, Armor Linings and TREE. NPI had sales for the six-month period of $5,276,066. CRC revenues for the six month period ended June 30,1999 were $2,011,321. Marald had revenues of $935,245 net of intercompany sales of $39,414, while Armor Linings revenues amounted to $131,407. Har-Whit sales for the six months ended June 30, 1999 were $959,946 as compared to $1,150,082 for the six months ended June 30, 1998. TREE had sales of $600,000 for the six-month period ended June 30, 1999, while it had no sales activity for the comparable six months of 1998. Brenham reported royalty income of $5,821 in the current six months compared to $24,630 during the first six months of 1998. The activity of Acqueren during the six months ended June 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $242,603 and realized investment earnings of $1,145,033. Cost of sales as a percentage of net sales for the six months ended June 30, 1999 was approximately 80.8%, with gross margins of 19.2%, as compared to approximately 67.6% cost of sales and 32.4% gross margins during the six-month period ended June 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 11.5% during the six months. CRC posted margins averaging 7.7% during the six months ended June 30, 1999, while Har-Whit sustained 30.7% margins in 1999, as compared to 32.4% margins in 1998. During the first six months of 1999, TREE experienced margins of 83.3% on its sale of real estate rights, as the $100,000 cost associated with the contract constituted 16.7% of sales.

       Operating expenses for the six months ended June 30, 1999 were $2,664,286 as compared to $801,285 for the six months ended June 30, 1998. NPI had operating expenses of $510,357 during the six months ended June 30, 1999. CRC incurred operating expenses of $848,187 including certain costs of relocating the digital operations to the optical facility. Marald incurred $192,822 in operating expenses during the six months ended June 30, 1999. Armor Linings operating expenses during the six months were $38,198. TREE incurred operating expenses, primarily property taxes, of $48,398. Har-Whit sustained operating expenses of $310,326 during the six months ended June 30, 1999 as compared to $450,230 during the comparable period last year. During the six months ended June 30, 1999 operating expenses of Brenham, including $30,000 of depletion, totaled $35,014. During the six months ended June 30, 1999, AIII incurred expenses at the corporate level of $648,934, including $164,671 of legal & professional fees and $50,000 amortization of goodwill, as compared to $290,630 during the comparable period last year.

       Other income (expense) amounted to $106,165 for the six-month period ended June 30, 1999 including interest and dividend income of $30,279. Acqueren reported unrealized investment losses of $242,603 and realized investment income of $1,145,033 during the six months. Interest expense of $204,322 during the first six months of 1999 compares to $27,100 of interest expense in the comparable period last year. Other income (expense) for the six-month period ended June 30, 1998 was $39,392.

EXTRAORDINARY INCOME - DEBT FORGIVENESS

       During June, an agreement was reached whereby David Miller granted CRC forgiveness of $365,158 owed to him as reimbursement of various expenses and advances made by him to the Company. CRC recorded extraordinary income attributable to the forgiveness.

NET INCOME AND COMPREHENSIVE INCOME

       Consolidated net income for the three-month period ended June 30, 1999 was $371,088 as compared to the net loss of $240,084 sustained in the three months ended June 30, 1998. During the three months ended June 30, 1999, TREE had a net loss of $31,647, due primarily to the accrual of property taxes, as compared to a loss of $8,062 in the prior year. NPI posted net income of $72,163, Har-Whit had a net loss of $28,056, CRC posted a loss of $195,443 and Brenham had a net loss of $28,038. Marald posted earnings of $36,488 and Armor Linings reported income of $13,123. AIII sustained a loss of $397,597 at the corporate level. Acqueren reported earnings of $930,095, primarily attributable to its realized gain on marketable securities. Unrealized gains amounting to $625,000, on available-for-sale investments in equity securities are included as a component of stockholders equity. Such unrealized investment gains are included as a component of comprehensive income, which totals $625,000 for the three months ended June 30, 1999. Of the prior year loss, $183,767 was incurred by AIII at the corporate level, $4,055 at Brenham, $8,062 at TREE, and $44,200 was attributable to the Har-Whit operations.

       Consolidated net income for the six-month period ended June 30, 1999 was $412,363 as compared to the net loss of $416,011 sustained in the six months ended June 30, 1998. During the six months ended June 30, 1999, TREE had net income of $458,022, NPI posted net income of $95,449, Har-Whit had a net loss of $44,034, CRC posted a loss of $434,025 and Brenham had a net loss of $28,191. Marald earned $103,572 and Armor Linings earned $13,123 AIII sustained a loss of $643,664 at the corporate level. Acqueren reported income of $892,111. Unrealized gains, amounting to $625,000 on available-for-sale investments in equity securities are included as a component of stockholders equity. Such unrealized investment gains are included as a component of comprehensive income, which totals $625,000 for the six months ended June
30, 1999. Of the prior year loss, $467,577 was incurred by AIII at the corporate level, $13,637 loss by Brenham, $12,143 loss by TREE, offset by earnings of $77,346 by Har-Whit.

       Unrealized gains on available for sale investments in equity securities of $625,000 are included as a component of stockholders equity. Such unrealized investment gains are included as a component of comprehensive income, which totaled $625,000 for the three-month period ended June 30, 1999. No investment activities gave rise to unrealized gains or losses in the comparable quarter in 1998.

LIQUIDITY AND CAPITAL RESOURCES - AIII

       Total assets at June 30, 1999, were $21,912,317, as compared to $17,478,737 at December 31, 1998, an increase of 25.4%. The increase is primarily attributable to increase in the value of trading securities and securities available for sale, increased inventories and accounts receivable at NPI and Har-Whit, and the acquisition of Marald, Inc. and Armor Linings.

       Total liabilities at June 30, 1999, were $8,673,058, as compared to $6,429,997 at December 31, 1998. The increase is primarily attributable to increased activity by NPI and the acquisitions of Marald and Armor Linings.

       At June 30, 1999, AIII's current working capital was $3,165,431 as compared to $1,905,940 at December 31, 1998. The improvement in working capital is primarily attributable to the increase in value of investments in equity securities. AIII's consolidated cash position at June 30, 1999, was $1,794,941 as compared to $2,149,916 at December 31, 1998. The value of investments in marketable securities at June 30, 1999 was $2,306,262 compared to $534,654 at December 31, 1998. Accounts receivable, at June 30, 1999 were $3,908,030 compared to $1,641,469 at December 31 1998. Inventories were $1,241,645 at June 30, 1999 as compared to $1,055,091 at December 31, 1998.

       For the three months ended June 30, 1999, AIII had $1,453,437 net cash used by operations, $828,966 net cash provided by investing activities, and $30,398 of net cash provided by financing activities. For the three-month-period ended June 30, 1998, the Company used $197,399 in operations, used $41,806 in investing activities, and provided $1,442,380 through financing activities. The change reflects increased activities of the Company as compared to the first quarter of 1998.

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

MEDIA/ENTERTAINMENT SEGMENT:
RESULTS OF OPERATIONS -- CRC

       For the three months ended June 30, 1999, CRC had net sales of $854,004, operating expenses of $394,810 and sustained an operating loss of $475,098. Sales for the period were adversely affected by general downturn affecting the movie industry and seasonal influences as well as the anticipation by the studios, of the merger with Pacific Title. Expecting that the new work will be performed at the Pacific Title facilities, several of the studios have begun booking their work at Pacific Title. It is expected that those influences will continue to be reflected in operating results until such time as the acquisition is closed. In anticipation of the merger, staff reductions being implemented have resulted in additional payroll expense due to payment of severance and accrued vacation time. During June, an agreement was reached whereby David Miller granted CRC forgiveness of $365,158 owed to him as reimbursement of various expenses and advances made by him to the Company. That transaction is reflected as "Extraordinary Income", reducing the net loss for the June, 1999 quarter to $195,443.

       For the six-month period ended June 30, 1999, CRC recorded sales of $2,011,321, operating expenses of $848,187 and sustained an operating loss of $693,514. Extraordinary Income, (debt forgiveness), of $365,158 and interest expense of $106,001 result in year-to-date losses of $434,025.

LIQUIDITY AND CAPITAL RESOURCES - CRC

       Total assets of CRC at June 30, 1999, were $3,954,360, total liabilities were $3,315,918, and CRC had negative current working capital of $1,543,306. For the three months ended June 30, 1999, CRC had $243,081 provided by operations, $50,840 used in investing activities, and used $266,684 in financing activities. For six months ended June 30, 1999, CRC had $144,856 net cash provided from operations, $124,840 net cash used in investing activities, and $7,084 net cash provided by financing activities.

         CRC has arranged a line of credit, guaranteed by the parent, AIII, to provide the financing necessary to support its operations, provide the investment necessary to implement the consolidation of digital operations into the optical facility and to meet the ongoing cash requirements of the company. CRC has achieved significant economies and savings by relocating the operations of its digital operations into the building occupied by its optical operations. These changes reduced rent expenditures and eliminated some duplicate functions such as administrative support, equipment costs and supplies. Better co-ordination of projects involving both optical and digital work also result. CRC management identified the need to invest in improvements to its building related to the relocation as well as in earthquake related work. Expenditures for upgrading equipment may be made to maintain the ability to provide quality services. Losses and costs associated with the merger with Pacific Title add to the financing requirements of CRC.

       In September 1998, CRC borrowed $1,000,000 in the form of a promissory note from a financial institution at the institution's prime rate, which matures in May, 2000. That borrowing was used to retire bank and other indebtedness which existed prior to the acquisition by AIII. AIII has committed to funding the operations of CRC until December 31, 1999.


INDUSTRIAL/COMMERCIAL SEGMENT

RESULTS OF OPERATIONS -- NORTHEASTERN PLASTICS

       For the three months ended June 30, 1999 NPI had net sales of $3,730,677, operating expenses were $271,965, and operating income of $74,426. Other income (expense) of $(2,264) includes net interest expense. Net income for the three months was $72,162.


LIQUIDITY AND CAPITAL RESOURCES NPI

       NPI financed its operations during the three months ended June 30, 1999 through internally generated cash flows. For the three months ended June 30, 1999, NPI used $443,685 in operating activities, used $2,750 in investing activities, and had $165,000 provided through financing activities. Total assets of NPI at June 30, 1999, were $4,296,725, total liabilities were $3,320,901 and current working capital was $1,134,291. For the six months ended June 30, 1999 NPI had $586,856 used by operations, used $6,855 in investing activities and had $165,000 provided through financing activities.

       At June 30, 1999, NPI had an outstanding note payable to a former stockholder of Acqueren of $300,000 at an interest rate of 6% per annum, with a payment of $100,000 due in August 1999 and 2000 and the remainder due in August 2001. The Company has been involved in litigation through the suit filed against the former principal stockholder of Acqueren. That action, filed in Galveston County, Texas, related to representations made by certain selling shareholders of Acqueren, prior to the acquisition. On August 17, 1999, those selling shareholders filed an action in New York alleging misrepresentations by AIII. Management expects the outcome of such litigation will not have a material adverse effect on the Company.

RESULTS OF OPERATIONS-HAR-WHIT

         Har-Whit sales for the three months ended June 30, 1999 amounted to $ 521,499, a decrease of 17.5% compared to the $632,326 sustained in 1998. The decrease in sales is attributable to increased competitive pressures in bidding for fabrication work, due to the downturn in oil & gas related work. Little marketing and advertising has been done to promote sales of barbecue pits, as "word of mouth" advertising has been the principal marketing approach. Management believes an opportunity exists to create significantly greater demand through expanded marketing and promotion.

         Har-Whit cost of sales amounted to $359,834 or 69.0% of sales and margins of $161,665 represent 31.0% of sales during the three months ended June 30, 1999. During the three-month period ended June 30, 1998, Har-Whit cost of sales of $414,014 constituted 65.5%, and margins of $218,312 were 34.5% of sales. Operating expenses of $174,809 comprised 33.5% of sales during the three-month period ended June 30, 1999 as compared to $247,561, 39%, in the comparable period in 1998. The operating loss of $13,144 for the three months ended June 30, 1999 compares to an operating loss of $29,249 during the three-month period ended June 30, 1998. Interest expense in the three months ended June 30, 1999 of $15,651 compares to $15,678 in the comparable period in 1998.

         For the six months ended June 30, 1999 sales amounted to $959,946, a decrease of 16.5% compared to the $1,150,082 sustained in 1998. The decrease in sales is attributable to increased competitive pressures in bidding for fabrication work, due to the downturn in oil & gas related work. Little marketing and advertising has been done to promote sales of barbecue pits, as "word of mouth" advertising has been the principal marketing approach. Management believes an opportunity exists to create significantly greater demand through expanded marketing and promotion

         Har-Whit cost of sales amounted to $664,881 or 69.3% of sales and margins of $295,065 represent 30.7% of sales during the six months ended June 30, 1999. During the six-month period ended June 30, 1998, Har-Whit cost of sales of $777,100 constituted 67.5%, and margins of $372,982 were 32.5% of sales. Operating expenses of $310,326 comprised 32.3% of sales during the six-month period ended June 30, 1999 as compared to $450,230, 39.2%, in the comparable period in 1998. The operating loss of $15,262 for the six months ended June 30, 1999 compares to an operating loss of $77,248 during the six-month period ended June 30, 1998. Interest expense in the six months ended June 30, 1999 of $31,762 compares to $27,100 in the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES - HAR-WHIT

       Har-Whit has arranged a $150,000 line of credit with a financial institution secured by its accounts receivable and parent guarantee. The interest rate for the line of credit is at prime and the note matures in May 2000. At June 30, 1999, Har-Whit had an outstanding note payable to a financial institution of $552,286 at an interest rate of 9.75% per annum due in monthly payments of $7,895 through February 2003 with the remaining amount due in March 2003. During the three months ended June 30, 1999, Har-Whit had $46,033 used in operating activities, $3,750 used in investing activities, and provided $32,186 through financing activities. During the six months ended June 30, 1999, Har-Whit had $9,477 provided by operating activities, $3,750 used in investing activities, and provided $9,127 through financing activities.


RESULTS OF OPERATIONS - MARALD

       During the three-month period ended June 30, 1999, Marald had sales of $462,279, net of inter-company sales of $39,414, cost of sales of $352,262, comprising 70.2% of sales, and margins of $149,431 represent 29.8% of sales. Operating expenses of $111,008 were 22.1% of sales. Interest expense was $1,937 and net income of $36,488 represented 7.3% of sales. Truck sales and the demand for spray-on liners continue to increase. Marald has launched an enhanced marketing and dealer support program to capture market share and introduce additional products through the dealer network.

       During the six-month period ended June 30, 1999, Marald had sales of $935,245, cost of sales of $675,258, comprising 69.3% of sales, and margins of $299,301 represent 30.7% of sales. Operating expenses of $192,822 were 19.8% of sales. Interest expense was $2,906 and net income of $103,572 represented 10.6% of sales.

LIQUIDITY AND CAPITAL RESOURCES - MARALD

       Marald has arranged a $100,000 working capital line of credit, with interest at prime plus two percent, secured by its inventory and accounts receivable and parent guarantee, and a $125,000 line of credit secured by the parent, at prime plus two percent. Increasing sales levels may require additional working capital financing. Although there is no assurance, Marald expects to be able to secure such financing on favorable terms. During the three months ended June 30, 1999, Marald had $51,796 used in operating activities, $487 used in investing activities, and provided $96,712 through financing activities. During the six months ended June 30, 1999, Marald had $11,355 used by operating activities, $8,071 used in investing activities, and provided $74,193 through financing activities.

RESULTS OF OPERATIONS - ARMOR LININGS

       Since its acquisition on April 29,1999, Armor Linings sales amounted to $131,407, cost of sales of 80,944 were 61.6% of sales, operating expenses were 38,198 and operating income was $13,123.

LIQUIDITY AND CAPITAL RESOURCES - ARMOR LININGS

       At June 30, 1999 Armor had no financing requirements as its operations have been financed through its internal cash flows. Although there is no assurance, it is expected that working capital financing will be available at favorable terms when the growth of the company requires such arrangements. For the period from acquisition through June 30, 1999, Armor generated $8,117 from operations, used $714 in investing activities, and used $5,183 in financing activities.

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

       Management has spoken to all management personnel at each of its subsidiaries regarding their company's reliance on computer systems. Based upon these discussions, management believes that the Company does not have significant exposure to the Year 2000 issue. The subsidiaries operations do not rely on computer operations for conducting the significant parts of its business, and accordingly, the Company does not believe that its products and services involve any material Year 2000 risks. In the first quarter of 1999, the Company established a formal Year 2000 task force to develop and implement a Year 2000 readiness program.

       The Company has begun the implementation of Year 2000 compliant accounting systems, policies and procedures throughout all of the subsidiaries. The implementation of standardized systems and procedures will facilitate improved and more efficient reporting and analysis of data.

       In addition to reviewing its internal systems, the Company is in communications with its significant customers and vendors concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

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

       Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company is preparing a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during 1999.

                                     PART II

         Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3-5 are omitted.

ITEM 1.  LEGAL PROCEEDINGS

         On December 10, 1998, the Company filed an Original Petition and Request for Temporary Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA Industries, Inc. and Fred Friedman in the 56th Judicial District Court of Galveston, Texas. The Company has claimed the defendants misrepresented the amount of equity in Acqueren as represented in the acquisition agreement. The Company is seeking actual damages in the amount of not less than $1,100,000, in addition to further relief which it may be entitled to. On August 17, 1999, TDA Industries, Inc. filed an action in the United District Court in the Southern District of New York, alleging violations of various securities laws, common law fraud, and breach of contract. TDA Industries, Inc. has requested monetary damages, and has requested a receiver be appointed for Acqueren, Inc. pending litigation.

ITEM 2.  CHANGES IN SECURITIES

         The following information sets forth certain information, as of August 20, 1999, for all securities the Company sold since May 13, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

         In June 1999, the Company issued 10,000 shares of common stock as a gift to the child of a former director. The Company believes the transaction was exempt from registration pursuant to Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are to be filed as part of this Form 10-QSB:

         EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
                           -------------------------
         3(i)(1)           Certificate of Incorporation of the Company, and Amendments thereto.
         3(ii)(1)          Amended and Restated By-laws of the Company
         4.1(1)            Common Stock Certificate, American International Industries, Inc.
         4.2(1)            Common Stock Certificate, Acqueren, Inc.
         4.3(1)            Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
         10.1(1)           Daniel Dror, Sr. Employment Agreement dated May 14, 1998
         10.2(1)           Daniel Dror, Sr. Employment Agreement dated October 16, 1998
         10.3(1)           Marc Fields Employment Agreement
         10.4(1)           Jordan Friedberg Employment Agreement
         10.5(2)           Shabang!  Merchant Service Agreement
         10.6(3)           American International Industries, Inc. Lease
         10.7(2)           Brenham Oil and Gas, Inc. Royalty Interest
         10.8(2)           Brenham Oil and Gas Interest Lease
         10.9(2)           Modern Film Effects, Inc. Lease
         10.10(2)          Northeastern Plastics, Inc. Lease
         27(4)             Financial Data Schedule

--------------------

(1)      Filed previously on registration statement Form 10-SB SEC File
         No. 000-25223.
(2) Filed previously on the Company's annual report on Form 10-KSB SEC File No. 000-25223.
(3) Filed previously on registration statement Form 10-SB/A SEC File No. 000-25223.
(4)      Filed herewith

         (b) There have been no reports filed on Form 8-K.

                                   SIGNATURES


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                       American International Industries, Inc.


Date:  August 26, 1999                        /s/ Daniel Dror
                                       -----------------------------------------
                                       Daniel Dror, Chief Executive Officer