Form 10QSB
period 1999-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 1999-12-10
CIK 1073146

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

________________________________________________________________________________

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999


[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


                       Commission file number: 000-25223

                 Nevada                                88-0326480
                 ------                                ----------
      (State or Other Jurisdiction                  (I.R.S. Employer
     of Incorporation or Organization)            Identification No.)


  601 Cien Street, Suite 235, Kemah, Texas             77565-3065
  ----------------------------------------             ----------
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

Yes [X]  No [_]

As of November 30, 1999 registrant had 124,182,018 shares of Common Stock outstanding.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Balance Sheets
------------------------------------------------------------------------
                                                               Audited
                                                                 1998
                                                Unaudited     (Restated-
September 30, and December 31,                     1999         Note 7)
------------------------------------------------------------------------
Assets

Current

  Cash                                        $    705,755  $  2,149,916
  Trading securities                               919,750       418,770
  Marketable securities available-for-sale               -       115,884
  Restricted certificate of deposit                150,000             -
  Accounts receivable, net of allowance
    for doubtful accounts                        1,847,975     1,641,469

  Accounts receivable, related party               261,131             -

  Notes receivable                                  87,190       116,190

  Inventories, net of reserve                    1,272,973     1,055,091

  Other                                            108,290       141,996
------------------------------------------------------------------------
Total current assets                             5,353,064     5,639,316

Real estate held for sale                        1,239,584     1,239,584

Property and equipment, net of
  accumulated depreciation                       4,912,234     5,060,372

Goodwill, net of amortization                    1,797,842     1,085,616

Non-compete agreements, net of amortization        320,000       417,500

Restricted certificate of deposit                1,000,000             -

Other                                               48,327       125,793
------------------------------------------------------------------------
Total  assets                                 $ 14,671,051  $ 13,568,181
------------------------------------------------------------------------

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Balance Sheets
------------------------------------------------------------------------
                                                               Audited
                                                                 1998
                                                Unaudited     (Restated-
September 30, and December 31,                     1999         Note 7)
------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                            $ 2,394,851    $ 1,451,717
  Accrued expenses                                632,662        481,227
  Margin loan from a financial institution        454,208        195,645
  Accrued property taxes                          370,729        386,601
  Notes payable, current portion                  666,461        116,144
  Notes payable to related parties,
    current portion                               621,912        459,972
  Capital lease obligations, current portion    1,029,984        584,552
------------------------------------------------------------------------
Total current liabilities                       6,170,807      3,675,858

Notes payable, less current portion             1,732,459      1,599,909

Notes payable to related parties, less
  current portion                                 175,828        320,324

Capital lease obligations, less current portion   188,286        776,388

Other                                              21,674              -
------------------------------------------------------------------------
Total Liabilities                               8,289,054      6,372,479
------------------------------------------------------------------------
Minority interest                                 (47,320)             -

Stockholders' equity:
  Preferred stock, $.001 par value:
    10,000,000 shares authorized, none issued           -              -
  Common stock, $.001 par value; 200,000,000
    shares authorized                             124,971        121,116
  Additional paid-in capital                   14,747,541     15,726,799
  Deficit                                      (8,310,695)    (8,045,998)
------------------------------------------------------------------------
                                                6,561,817      7,801,917

Less:  Common stock subscriptions receivable     (100,000)      (550,000)
Treasury stock, at cost                           (32,500)       (37,251)
Accumulated other comprehensive gain (loss)             -        (18,964)
------------------------------------------------------------------------
Total stockholders' equity                      6,429,317      7,195,702
------------------------------------------------------------------------
Total liabilities and stockholders equity    $ 14,671,051    $13,568,181
========================================================================

                    See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Operations
------------------------------------------------------------------------
                                              Unaudited       Unaudited
For the three months ended September 30,        1999            1998

Net Sales                                   $  3,011,305    $  4,606,533

Cost of sales                                  2,497,548       3,746,820
------------------------------------------------------------------------
Gross Profit                                     513,757         859,713

Operating Expenses                               983,979         617,124
------------------------------------------------------------------------
Operating Income (Loss)                         (470,222)        242,589
------------------------------------------------------------------------
Other Income (Expense):

  Interest and dividend income                    20,915          19,791
  Investment losses                             (322,761)              -
  Interest expense                               (42,503)        (20,202)
  Other expenses                                (311,785)        (22,950)
  Other income                                     8,151          36,016
  Increase in market value of trading securities       -          37,845
------------------------------------------------------------------------
Total other income (expense), net               (647,983)         50,500

Income (Loss) before deemed dividends         (1,118,205)        293,089

Deemed dividends                                       -      (2,038,038)
------------------------------------------------------------------------
Loss applicable to common stockholders      $ (1,118,205)   $ (1,744,949)
Loss From Discontinued Operations               (532,370)              -
------------------------------------------------------------------------
Net loss                                      (1,650,575)     (1,744,949)
------------------------------------------------------------------------
Loss per common share - basic and diluted          (0.01)          (0.03)
Weighted average shares outstanding          124,947,982     110,540,835
========================================================================


                    See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Operations and Comprehensive Loss


Consolidated Statements of Operations
------------------------------------------------------------------------
                                                               Audited
                                                                 1998
                                                Unaudited     (Restated-
For the nine months ended September 30,            1999         Note 7)
------------------------------------------------------------------------
Net Sales                                   $ 10,913,870    $  5,756,615

Cost of sales                                  8,647,569       4,523,919
------------------------------------------------------------------------
Gross Profit                                   2,266,301       1,232,696

Operating Expenses                             3,012,502       1,388,411
------------------------------------------------------------------------
Operating Loss                                  (746,201)       (155,715)
------------------------------------------------------------------------
Other Income (Expense):

  Interest and dividend income                    58,588          22,935
  Investment income                              579,668               -
  Interest expense                              (140,251)        (47,301)
  Other expenses                                (311,785)        (22,950)
  Other income                                    76,312          72,278
  Increase in market value of trading securities       -          37,845
------------------------------------------------------------------------
Total other income (expense), net                262,532          62,807

Loss before deemed dividends                    (483,669)        (92,908)

Deemed dividends                                       -      (2,038,038)
------------------------------------------------------------------------
Loss applicable to common stockholders      $   (483,669)   $ (2,130,946)
Loss from discontinued operations             (1,331,554)              -
------------------------------------------------------------------------
Net loss                                      (1,815,223)   $ (2,130,946)
------------------------------------------------------------------------
Loss per common share - basic and diluted          (0.01)          (0.03)
Weighted average shares outstanding          124,883,901      82,124,429
========================================================================

Consolidated Statements of Comprehensive Loss

Net loss                                      (1,815,223)     (2,130,946)
Unrealized gain on securities available
  for sale
  Unrealized holding gain arising during
    the period                                 1,051,720               -
  Less: reclassification adjustment for gains
    included in net income                    (1,032,756)              -
------------------------------------------------------------------------
Comprehensive Loss                          $ (1,796,259)   $ (2,130,946)
========================================================================

         See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------
                                                                                Unaudited         Unaudited
For the nine months ended September 30,        Increase (Decrease) in Cash         1999              1998
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss                                                                    $ (1,815,223)    $    (92,908)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                783,203          162,141
      Bad debt reserve                                                             (50,779)               -
      Inventory reserve                                                             (8,468)               -
      Realized gain on sale of securities                                       (1,252,039)               -
      Loss on disposal of equipment                                                                     210
      Common stock issued for services                                                   -           55,700
      Decrease in market value of equity securities                                672,370          (37,845)
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                       (361,865)          24,490
        Inventories                                                               (142,957)        (111,699)
        Other current assets                                                       (17,073)               -
        Purchase of trading securities, net                                       (996,496)        (176,945)
        Other assets                                                               125,143          (11,233)
        Accounts payable and accruals                                            1,070,279         (450,241)
        Deferred revenue                                                            20,539                -
        Accrued property taxes                                                     (15,870)               -
        Cash received from sale of options                                               -           49,785
        Cash received from broker                                                        -           40,000
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (1,989,236)        (548,545)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds (purchase) of available-for sale securities, net                      1,167,605          (54,540)
  Capital expenditures                                                            (290,269)        (143,131)
  Notes receivable                                                                 143,000                -
  Cash paid in acquisitions                                                       (141,306)               -
  Cash paid for acquisition of subsidiary                                         (378,177)               -
  Purchase of restricted certificates of deposit                                (1,150,000)               -
  Cash received in acquisition                                                         570        1,036,242
  Disposition of assets                                                            130,155                -
  Purchase of real estate properties                                                               (164,800)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (518,422)         673,771
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of stock                                                  456,900        2,217,500
  Proceeds from notes payable                                                    3,309,357        1,105,909
  Repayments of notes payable                                                   (2,415,608)        (979,477)
  Principal payments on capital lease obligations                                 (296,342)          (5,006)
  Purchase of treasury stock                                                         4,190                -
  Repayment on note receivable                                                       5,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     $  1,063,497      $ 2,338,926

         See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Cash Flow

-----------------------------------------------------------------------------------------------------------
                                                                                Unaudited         Unaudited
For the nine months ended September 30,        Increase (Decrease) in Cash         1999              1998
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               $ (1,444,161)     $ 2,464,152

Cash at beginning of period                                                      2,149,916           62,991

Cash at end of period                                                              705,755        2,527,143
-----------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Interest paid                                                               $    288,366      $    49,500
-----------------------------------------------------------------------------------------------------------
Non-Cash Transactions:

Acquisition of land for common stock                                                     -        2,401,000
-----------------------------------------------------------------------------------------------------------
Deemed dividend                                                                          -        2,038,838
-----------------------------------------------------------------------------------------------------------
Assumption of property taxes on purchase of land                                         -          300,000
-----------------------------------------------------------------------------------------------------------
Issuance of securities on margin                                                         -         (303,300)
-----------------------------------------------------------------------------------------------------------
Stockholder debt forgiveness                                                       365,158                -
-----------------------------------------------------------------------------------------------------------
Subscriptions of common stock                                                            -          710,000
-----------------------------------------------------------------------------------------------------------

Purchase of subsidiary assets and liabilities through
 the issuance of common stock and options:
   Accounts receivable                                                        $          -      $ 2,632,551
   Inventory                                                                             -        1,096,528
   Other current assets                                                                  -          112,664
   Property, plant and equipment                                                         -        3,800,000
   Other assets                                                                          -           80,227
   Non-compete agreements                                                                -          150,000
   Goodwill                                                                              -        1,057,970
   Accounts payable                                                                      -       (2,681,466)
   Accrued expenses                                                                      -         (514,434)
   Notes payable                                                                         -         (975,000)
   Capital lease obligations                                                             -       (1,498,601)
   Long-term debt to related parties                                                     -         (466,381)
   Other liabilities                                                                     -          (95,000)
===========================================================================================================

                                                       See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Notes to Consolidated
Financial Statements (Unaudited)

Note 1
Presentation of Interim Financial Statements

The accompanying consolidated financial statements include the accounts of American International Industries, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1998 has been audited. The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three months and nine months ended September 30, 1999 and September 30, 1998, and the consolidated statements of cash flows for the three months and nine months ended September 30, 1999 and September 30, 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial condition, results of operations and cash flows have been reflected in the accompanying financial statements.

In November, 1999 the Company entered into an agreement to sell Modern Film Effects, Inc. d/b/a Cinema Research Corporation ("CRC"). Accordingly, the Consolidated Statements of Operations have been revised to present the results of operations from continuing operations separate from those of discontinued operations.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's amendment to Form 10-KSB for the year ended December 31, 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

Note 2
Acquisition World Wide Net, Inc.

In May, 1999, the Company purchased for investment purposes, 400,000 freely tradable shares (giving effect to a 1 for 5 reverse split), representing 20% of the total outstanding common shares of Worldwide Net, Inc. ("WWN"), for a total of $300,000 WWN is an inactive public company, traded as an over-the-counter-bulletin-board company with nominal assets. Of the total of 400,000 freely tradable shares, approximately 49,300 have been sold in several transactions for total proceeds of $43,518. The remaining shares are categorized as Investment in Subsidiary with remaining cost attributed to them of $265,302 at September 30, 1999.

On June 28, 1999, the Company entered into a definitive agreement to acquire 100% of the optical and digital title, special effects and the scan and record operations of Pacific Title/ Mirage Studios (Pac Title).

On September 12, 1999, the Company acquired 3,100,000 newly issued, restricted, common shares of World Wide Net, Inc. (OTCBB), constituting approximately
60.8% of the then outstanding total of 5,100,000 common shares of WWN. The shares of WWN were received by AIII in exchange for 100% of the shares of CRC. Prior to the merger with CRC, WWN had only nominal assets and no operations during the three preceding years.

On September 29, 1999 the Company announced that it has discontinued negotiations regarding the acquisition of the assets and operations of Pac Title. Due to unforeseen circumstances the company decided not to proceed with the acquisition.

Note 3
Discontinued Operations - Sale of CRC

On November 15, 1999 WWN reached an agreement to sell its 100% ownership of CRC to Cinema Investment Group, Inc. Pursuant to the terms of that agreement, WWN will exchange its ownership in CRC for:

$250,000 cash at closing; and the transfer to WWN of 2,238,000 shares of AIII common stock, which had been issued as part of the original purchase of CRC by AIII. Those shares were valued at $179,111 at the date of the agreement.

The purchaser will assume liability for the notes of CRC, approximately $1,200,000, although those notes remain guaranteed by the pledge of certificates of deposit owned by AII. The closing of the transaction is expected to occur in December 1999. It is anticipated that the total consideration received in the transaction will exceed the book value of CRC and such excess will be treated as a contribution of capital, rather than as a gain.

CRC comprises the Media/Entertainment Segment. It was acquired in the fourth quarter of 1998. Certain components of amounts reflected in its results of operations, balance sheet and cash flows for the nine months ended September 30, 1999 and 1998 are summarized as follows:

                                                        1999          1998
                                                     ----------    ----------
Income statement data:
        Revenues                                     $2,685,251    $  N/A
        Costs and expenses                            3,869,026       N/A
        Operating loss                                1,183,775       N/A
          Loss from discontinued operations           1,331,554       N/A
--------------------------------------------------------------------------------

Balance sheet data:
      (at September 30, 1999 and December 31, 1998)
        Current assets                                  381,860       592,044
        Property and equipment - net                  3,274,026     3,564,036
        Total assets                                  3,766,131     4,391,898
        Current liabilities                           2,353,539     2,123,279
        Other liabilities                             1,306,520     1,196,152
           Net assets of discontinued operations        106,072     1,072,467

Cash flow data:
        Cash flows from operations                      221,250           N/A
        Cash flows from investing activities           (126,013)          N/A
        Cash flows from financing activities            (80,735)          N/A
           Net cash flows from discontinued operations   14,502           N/A
--------------------------------------------------------------------------------

Note 4

In March, 1999, the Company acquired a minority interest in Signal Products, Inc. (Signal), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. The shares related to that transaction were placed in escrow pending a business evaluation of Signal. Release of the shares from escrow was contingent upon satisfactory determination of Signal's value. Such evaluation has not been completed and the Company has rescinded the transaction.

Note 5
Litigation

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

Note 6

Segment Information
                               Three Months Ended        Nine Months Ended
                                 September 30              September 30
Net sales:                     1999         1998         1999         1998
                               ----         ----         ----         ----
   Industrial/Commercial    3,003,948     4,562,203   10,306,513    5,712,285
   Media/Entertainment        673,930             -    2,685,251            -
   Real Estate                  7,357             -      607,357            -
-----------------------------------------------------------------------------
Consolidated net sales      3,685,235     4,562,203   13,599,121    5,712,285
-----------------------------------------------------------------------------

Income (loss) from operations:
   Industrial/Commercial      (98,797)      347,189       69,419      269,941
   Media/Entertainment       (490,261)            -   (1,183,775)           -
   Real Estate                 (5,661)       (4,882)     445,941      (27,025)
   Oil & Gas                      (12)       44,330       (5,026)      36,048
   Corporate                 (365,752)     (144,048)  (1,256,535)    (434,678)
-----------------------------------------------------------------------------
Consolidated operating
 income (loss)               (960,483)     (242,589)  (1,929,976)    (155,714)
-----------------------------------------------------------------------------



A summary of identifiable assets
   Industrial/Commercial                               8,278,779    1,924,311
   Media/Entertainment                                 3,916,701            0
   Real Estate                                         1,296,631      906,306
   Oil & Gas                                              67,528        9,863
   Corporate                                           1,111,982    1,335,822
-----------------------------------------------------------------------------
Consolidated assets                                   14,671,621    4,176,302
-----------------------------------------------------------------------------

NOTE 7 - RESTATEMENT OF PRIOR PERIODS

The Company's financial statement for the period ended December 31, 1998, has been restated to reflect the acquisitions of TRE, Brenham, Midtowne and real estate held for sale at the Seller's historical cost plus assumed liabilities. The acquisitions were previously recorded at fair value. The transactions have been recorded at carry-over cost since the shareholders of the entities of all these acquisiton transactions are under common control. Accordingly, the company restated its financial statements to reflect the real estate held for sale and natural gas and minerals interests at the seller's carry-over cost. The company recorded a deemed dividend which represents the fair value of the asset acquired in excess of the predecessor carry-over historical cost.

    The effects of the restatements are as follows:

                                    As Previously Reported         As Restated
                                      December 31, 1998         December 31, 1998
                                    ----------------------      -----------------
Consolidated Balance Sheets:
Real estate held for sale........      $ 4,910,140                 $ 1,239,584
Natural gas and mineral interests
 net of amortization of $105,000.          240,000                           -
Deficit..........................       (4,192,960)                 (8,045,998)


                                       Nine Months ended      Nine Months ended
                                       September 30, 1998     September 30, 1998
                                       ------------------     ------------------
Consolidated Statements of Loss:
Operating expenses...............      $ 1,433,411                $ 1,338,411
Operating loss...................         (176,085)                  (155,715)
Net loss applicable to common
 stockholder.....................         (137,908)                (2,130,946)

Loss per share - basic and
 diluted.........................     $       (.00)               $      (.03)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. As such, these are forward looking statements and involve a number of risks and uncertainties. A number of factors, which could cause actual results to differ significantly, include general economic conditions, competitive market influences, technology changes, and other influences beyond the control of management.

In order to make this document easier to read, the following defined terms are used: Northeastern Plastics, Inc. ("NPI"), Modern Film Effects, Inc., d/b/a Cinema Research Corporation ("CRC"), Marald, Inc. ("Marald"), Tough Truck and Accessories, Inc., d/b/a Armor Linings ("Armor Linings"), Har-Whit / Pitt's & Spitt's, Inc. ("Har-Whit"), Texas Real Estate Enterprises, Inc. ("TREE"), Brenham Oil & Gas, Inc. ("Brenham"), and Acqueren, Inc. ("Acqueren").

Results of Operations - Consolidated AIII - Continuing Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998. Consolidated net loss for the three-month period ended September 30, 1999 from continuing operations was $1,118,205 and the loss from discontinued operations of $532,370 brought the consolidated loss to $1,650,575, as compared to a loss during the three months ended September 30, 1998 of $1,744,949. The factors contributing to the consolidated net loss for the periods are discussed below:

The net sales from continuing operations for the three months ended September 30, 1999, were $3,011,305 as compared to $4,606,533 for September 30, 1998. NPI sales for the three-month period ended September 30, 1999 were $1,888,653, as compared to $3,935,820 during the comparable quarter in 1998. CRC revenues for the three month period ended September 30,1999 were $673,930. During the quarter, CRC experienced a decline in revenues due to a general downturn in movie production and unfavorable effects of the attempted merger with Pac Title. Marald had revenues of $471,182, Armor Linings sales were $177,168. Har-Whit sales for the three months ended September 30, 1999 were $516,205 as compared to $626,383 for the three months ended September 30, 1998. TREE had no sales during the three-month period ended September 30, 1999, and had no sales activity for the comparable three months of 1998. Brenham reported $1,651 royalty income in the current quarter, as compared to $44,330 during the comparable three months of 1998. The activity of Acqueren during the three months ended September 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $429.768 and realized investment income of $99,120. Cost of sales as a percentage of net sales for the three months ended September 30, 1999 was approximately 83%, with gross margins of 17%, as compared to approximately 81.4% cost of sales and 18.6% gross margins during the three-month period ended September 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 13.6% during this quarter. CRC posted negative margins averaging 33% during the three months ended September 30, 1999. Har-Whit sustained 11.8% margins in 1999 as compared to 35.5% margins in 1998. Marald sustained margins during the current quarter of 29.1%, while Armor Lining's margin was 28.6% of sales.

Operating expenses for the three months ended September 30, 1999 were $983,979 as compared to $617,124 for the three months ended September 30, 1998. This increase is primarily the result of acquisitions. NPI had operating expenses of $270,690 during the current quarter. CRC incurred operating expenses of $267,556. Marald incurred $137,325 in operating expenses during the three months ended September 30, 1999. Armor Linings operating expenses during the quarter were $39,742. TREE incurred operating expenses, primarily property taxes, of $13,018. Har-Whit sustained operating expenses of $143,978 during the three-months ended September 30, 1999 as compared to $192,827 during the comparable period last year. AIII incurred operating expenses at the corporate level of $365,752 for the three months ended September 30, 1999, including $58,376 of legal & professional fees and $25,000 amortization of goodwill. During the comparable period of 1998, AIII sustained operating expenses of $144,048.

Other expense amounted to $647,983 for the three-month period ended September 30, 1999 including interest income of $20,675 and dividend income of $240. Acqueren reported unrealized investment losses of $429,768 and realized investment income of $107,007. Interest expense during the current quarter amounted to $42,503. A $311,785 loss was recorded related to the Company's investment in the attempted acquisition of Pacific Title/Mirage Studios. During the comparable three months last year, other income of $50,500 and $22,950 of interest expense were incurred.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

Consolidated net loss from continuing operations for the nine-month period ended September 30, 1999 was $483,669 and the loss from discontinued operations of $1,331,554 results in a consolidated loss of $1,815,223, as compared to a loss during the nine months ended September 30, 1998 of $2,130,946. The factors contributing to the consolidated net income for the period are discussed below:

The net sales for the nine months ended September 30, 1999, were $10,963,870 as compared to $4,606,533 for September 30, 1998, such 138% increase being primarily attributable to the inclusion of the sales of NPI, Marald, Armor Linings and TREE. NPI had sales for the nine month period of $7,164,720. Marald had revenues of $1,445,741, while Armor Linings revenues amounted to $308,575. Har-Whit sales for the nine months ended September 30, 1999 were $1,476,151 as compared to $1,776,465 for the nine months ended September 30, 1998. TREE had sales of $607,357 for the nine-month period ended September 30, 1999, while it had no sales activity for the comparable nine months of 1998. Brenham reported royalty income of $7,473 in the current nine months compared to $44,330 during the first nine months of 1998. The activity of Acqueren during the nine months ended September 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $672,371 and realized investment earnings of $1,244,152. Cost of sales as a percentage of net sales for the nine months ended September 30, 1999 was approximately 79.3%, with gross margins of 20.7%, as compared to approximately 78.6% cost of sales and 21.4% gross margins during the nine-month period ended September 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 11.9 % during the nine months. Har-Whit sustained 24.1% margins in 1999, as compared to 33.5% margins in 1998. During the first nine months of 1999, TREE experienced margins of 83.5% on its sale of real estate rights, as the $100,000 cost associated with the contract constituted 16.7% of sales.

Operating expenses for the nine months ended September 30, 1999 were $3,012,502 as compared to $1,388,141 for the nine months ended September 30, 1998. NPI had operating expenses of $781,047 during the nine months ended September 30, 1999. Marald incurred $330,722 in operating expenses during the nine months ended September 30, 1999. Armor Linings operating expenses during the nine months were $77,939. TREE incurred operating expenses, primarily property taxes, of $61,415. Har-Whit sustained operating expenses of $454,304 during the nine months ended September 30, 1999 as compared to $643,057 during the comparable period last year. During the nine months ended September 30, 1999 operating expenses of Brenham totaled $5,026. During the nine months ended September 30, 1999, AIII incurred expenses at the corporate level of $1,256,537, including $464,899 of legal & professional fees and $75,000 amortization of goodwill, as compared to $434,678 during the comparable period last year.

Other income amounted to $262,532 for the nine-month period ended September 30, 1999 including interest and dividend income of $58,588. Other expenses for the period ended September 30, 1999 include the write-off of costs amounting to $311,785 in connection with the attempted acquisition of Pacific Title. Acqueren reported unrealized investment losses of $672,371 and realized investment income of $1,252,039 during the nine months. Interest expense of $140,251 during the first nine months of 1999 compares to $22,935 of interest expense in the comparable period last year. Other income (expense) for the nine-month period ended September 30, 1998 was $62,807.

Net Income and Comprehensive Income

The consolidated net loss from continuing operations for the three-month period ended September 30, 1999 was $1,118,478 and the loss from discontinued operations of $532,370 brings the consolidated net loss to $1,650,575, as compared to the net loss of $1,744,949 sustained in the three months ended September 30, 1998. During the three months ended September 30, 1999, TREE had net income of $95, as compared to a loss of $1,882 in the prior year. NPI posted a net loss of $16,643, Har-Whit had a net loss of $99,232, and Brenham had net income of $1,956. Marald posted a loss of $5,634 and Armor Linings reported income of $8,267. AIII sustained a loss of $657,237 at the corporate level. Acqueren reported losses of $349,777, primarily attributable to its unrealized losses on marketable securities. Of the prior period's loss, $124,257 was incurred by AIII at the corporate level, Brenham had income of $44,330, TREE had losses of $1,882, NPI posted income of $311,205, and income of $22,474 was attributable to the Har-Whit operations.

Consolidated net losses from continuing operations, for the nine-month period ended September 30, 1999 were $483,669, and losses from discontinued operations of $1,331,554 brings the consolidated loss to $1,815,223. This compares to the net loss of $2,130,946 sustained in the nine months ended September 30, 1998 after giving effect to the deemed dividend of $2,038,038. During the nine months ended September 30, 1999, TREE had net income of $458,117, NPI posted net income of $78,806, Har-Whit had a net loss of $143,266 and Brenham had net income of $3,765. Marald earned $97,937 and Armor Linings earned $21,390. AIII sustained a loss of $1,542,752 at the corporate level. Acqueren reported income of $542,334. Of the prior period's loss, $411,772 was incurred by AIII at the corporate level in addition to the deemed dividend of $2,038,038, $60,693 income by Brenham, $14,025 loss by TREE, offset by earnings of $311,205 by NPI while Har-Whit experienced a loss of $80,242.

Liquidity and Capital Resources - Consolidated AIII

Total assets at September 30, 1999, were $14,671,051, as compared to $13,568,181 at December 31, 1998. The increase is primarily attributable to increased inventories and accounts receivable at NPI and Har-Whit, and the acquisition of Marald, Inc. and Armor Linings.

Total liabilities at September 30, 1999, were $8,241,734, as compared to $6,372,479 at December 31, 1998. The increase is primarily attributable to increased activity by NPI and the acquisitions of Marald and Armor Linings.

At September 30, 1999, AIII had negative working capital of $817,743 as compared to $1,963,458 at December 31, 1998. The decrease in working capital is primarily attributable to the purchase of restricted certificates of deposit securing indebtedness of CRC and Har-Whit and increased debt by CRC . AIII's consolidated cash position at September 30, 1999, was $705,755 as compared to $2,149,916 at December 31, 1998. The value of investments in marketable securities at September 30, 1999 was $919,750 compared to $534,654 at December 31, 1998. Accounts receivable at September 30, 1999 were $1,847,975 compared to $1,641,469 at December 31 1998, the increase being attributable to the seasonal increase in sales of NPI and the acquisition of Marald and Armor. Inventories were $1,272,973 at September 30, 1999 as compared to $1,055,091 at December 31, 1998.

In July, 1999 an advance from a related party in the amount of $250,000 was used to fund the deposit regarding the proposed acquisition of certain assets and operations of Pacific Title/ Miraage Studios. As the negotiations have been discontinued, such deposit has been written off as other expense in the period ended September 30, 1999.

To date, the Company has no commitment for any additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

Media/Entertainment Segment: Discontinued Operations

Results of Operations - Modern Film Effects, Inc., dba Cinema Research
Corporation

For the three months ended September 30, 1999, CRC had net sales of $673,930, operating expenses of $267,556 and sustained an operating loss of $490,261. Sales for the period were adversely affected by general downturn affecting the movie industry and seasonal influences as well as the anticipation by the studios, of the merger with Pac Title. Expecting that the new work would be performed at the Pac Title facilities, several of the studios began booking their work at Pac Title. Those influences continue to be reflected in operating results. In anticipation of the merger, staff reductions resulted in additional payroll expense due to payment of severance and accrued vacation time. The net loss for the September, 1999 quarter was $532,370.

For the nine-month period ended September 30, 1999, CRC recorded sales of $2,685,251, operating expenses of $1,115,743 and sustained an operating loss of $1,183,775. Interest expense of $147,779 brings the year-to-date losses to $1,331,554. In November, 1999 a decision was made to sell the CRC operations to David Miller, a former owner of CRC. That transaction is expected to close in December 1999. Accordingly, the results of operations of CRC are presented separately as discontinued operations.

Liquidity and Capital Resources - CRC

Total assets of CRC at September 30, 1999, were $ 3,766,131, total liabilities were $3,660,059 and CRC had negative current working capital of $ 1,971,679. For nine months ended September 30, 1999, CRC had $221,250 net cash provided from operations, $126,013 net cash used in investing activities, and $80,735 net cash used by financing activities. Losses and costs associated with the attempted merger with Pac Title added to the financing requirements of CRC. The contract regarding the sale of CRC calls for a cash payment of $250,000 at closing and transfer to WWNT of 2,239,999 freely tradable shares of AIII common stock valued at $179,111 and assumption by the purchaser of all liabilities of CRC.

Industrial/ Commercial Segment

Results of Operations - Northeastern Plastics, Inc.

For the three months ended September 30, 1999 NPI had net sales of $1,888,653, operating expenses were $270,690, and operating loss was $13,828. Other expense of $2,814 includes net interest expense. Net loss for the three months was $16,642.

For the nine months ended September 30, 1999 NPI had net sales of $7,164,720, operating expenses were $781,047, and operating income was $83,530. Other expense of $4,724 includes net interest expense. Net income for the nine months was $78,806.


Liquidity and Capital Resources NPI

Total assets of NPI at September 30, 1999, were $2,245,532, total liabilities were $1,286,351 and current working capital was $1,024,551. For the nine months ended September 30, 1999 NPI had $240,459 used by operations, used $10,507 in investing activities and had $135,000 used in financing activities.

At September 30, 1999, NPI had retired an outstanding note payable to a former stockholder of Acqueren of $300,000 at an interest rate of 6% per annum, with payments of $100,000 due in August 1999 and 2000 and the remainder due in August 2001. The Company had been involved in litigation through the suit filed against the former principal stockholder of Acqueren. That action, filed in Galveston County, Texas, related to representations made by certain selling shareholders of Acqueren, prior to the acquisition. On August 17, 1999, those selling shareholders filed an action in New York alleging misrepresentations by AIII. Related to that litigation, the Company was required to pay through the court, the outstanding balance of the note and accrued interest. Funding for a portion of that payment was provided through an advance from AIII.

Results of Operations - Har-Whit / Pitt's & Spitt's, Inc.

Har-Whit sales for the three months ended September 30, 1999 amounted to $516,205, a decrease of 18% compared to the $626,383 sustained in 1998. The decrease in sales is attributable to increased competitive pressures in bidding for fabrication work, due to the downturn in oil & gas related work.

Har-Whit cost of sales amounted to $455,038 or 88% of sales and margins of $61,166 represent 12.0% of sales during the three months ended September 30, 1999. During the three-month period ended September 30, 1998, Har-Whit cost of sales of $404,167 constituted 64.5%, and margins of $222,216 were 35.5% of sales. Operating expenses of $143,978 comprised 27.9% of sales during the three-month period ended September 30, 1999 as compared to $192,827 in the comparable period in 1998. The operating loss of $82,811 for the three months ended September 30, 1999 compares to operating income of $29,389 during the three-month period ended September 30, 1998. Interest expense in the three months ended September 30, 1999 of $17,159 compares to $16,502 in the comparable period in 1998.

For the nine months ended September 30, 1999 sales amounted to $1,476,151, a decrease of 17% compared to the $1,776,465 sustained in 1998. The decrease in sales is attributable to increased competitive pressures in bidding for fabrication work, due to the downturn in oil & gas related work.

Har-Whit cost of sales amounted to $1,119,919 or 75.8% of sales and margins of $356,232 represent 24.2% of sales during the nine months ended September 30, 1999. During the nine-month period ended September 30, 1998, Har-Whit cost of sales of $1,181,267 constituted 66.5%, and margins of $595,198 were 33.5% of sales. Operating expenses of $454,304 comprised 30.8 % of sales during the nine-month period ended September 30, 1999 as compared to $643,057 in the comparable period in 1998. The operating loss of $143,266 for the nine months ended September 30, 1999 compares to an operating loss of $47,859 during the nine-month period ended September 30, 1998. Interest expense in the nine months ended September 30, 1999 of $48,922 compares to $43,602 in the comparable period in 1998.

Liquidity and Capital Resources - Har-Whit

Har-Whit has arranged a $150,000 line of credit with a financial institution secured by its accounts receivable and pledge of the parent company's certificate of deposit. The interest rate for the line of credit is at 7.75% and the note matures in January 2001. At September 30, 1999, Har-Whit had an outstanding note payable to a financial institution of $542,280 at an interest rate of 9.75% per annum due in monthly payments of $7,895 through February 2003 with the remaining amount due in March 2003. During the nine months ended September 30, 1999, Har-Whit had $14,713 used by operating activities, $7,608 used in investing activities, and provided $37,874 through financing activities.

Results of Operations - Marald, Inc. dba Unlimited Coatings

During the three-month period ended September 30, 1999, Marald had sales of $471,182, cost of sales of $333,637, comprising 70.8% of sales, and margins of $137,545 represent 29.2% of sales. Operating expenses of $137,325 were 29.1% of sales. Interest expense was $5,854 and net loss was $5,634.

During the nine-month period ended September 30, 1999, Marald had sales of $1,445,741, cost of sales of $1,008,895 comprising 69.8% of sales, and margins of $436,845 represent 30.2% of sales. Operating expenses of $330,722 were 22.9% of sales. Interest expense was $8,189 and net income of $97,937 represented 6.8% of sales.

Liquidity and Capital Resources - Marald

Marald has arranged a $100,000 working capital line of credit, with interest at prime plus two percent, secured by its inventory and accounts receivable and parent guarantee, and a $125,000 line of credit secured by the parent, at prime plus two percent. Increasing sales levels may require additional working capital financing. Although there is no assurance, Marald expects to be able to secure such financing on favorable terms. During the nine months ended
September 30, 1999, Marald had $71,320 used by operating activities, $91,767 used in investing activities, and provided $252,992 through financing activities.

Results of Operations - Armor Linings, dba Tough Trucks & Accessories, Inc.

For the three months ended September 30, 1999, Armor Linings sales amounted to $177,168, cost of sales of $126,342 were 71.3 % of sales, operating expenses were $39,742 and net income was $8,267. For the period from its acquisition in April, 1999 until September 30, 1999 Armor Linings sales were $308,575, cost of sales were $207,286, margins were $101,289, 32.8 % of sales. Operating expenses were $77,939 and operating income was $23,350.

Liquidity and Capital Resources - Armor

At September 30, 1999 Armor had no financing requirements as its operations have been financed through its internal cash flows. Although there is no assurance, it is expected that working capital financing will be available at favorable terms when the growth of the company requires such arrangements. For the period from acquisition through September 30, 1999, Armor generated $29,132 from operations, used $7,218 in investing activities, and used $12,962 in financing activities.

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

Management has spoken to all management personnel at each of its subsidiaries regarding their company's reliance on computer systems. Based upon these discussions, management believes that the Company does not have significant exposure to the Year 2000 issue. The subsidiaries operations do not rely on computer operations for conducting the significant parts of their business, and accordingly, the Company does not believe that its products and services involve any material Year 2000 risks. In the first quarter of 1999, the Company established a formal Year 2000 task force to develop and implement a Year 2000 readiness program.

The Company has implemented Year 2000 compliant accounting systems, policies and procedures throughout all of the subsidiaries. The implementation of standardized systems and procedures should facilitate improved and more efficient reporting and analysis of data.

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

The costs to address the Year 2000 issue did not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company has substantially completed its Year 2000 remediations. However; there can be no assurance that the Company will not be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

Although the Company expects that its internal systems are Year 2000 compliant as described above, the Company has prepared a contingency plan that specifies what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner.

                                    PART II

Item 1.  Legal Proceedings

On December 10, 1998, the Company filed an Original Petition and Request for Temporary Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA Industries, Inc. and Fred Friedman in the 56th Judicial District Court of Galveston, Texas. The Company has claimed the defendants misrepresented the amount of equity in Acqueren as represented in the acquisition agreement. The Company is seeking actual damages in the amount of not less than $1,100,000, in addition to further relief, which it may be entitled to. On August 17, 1999, TDA Industries, Inc. filed an action in the United District Court in the Southern District of New York, alleging violations of various securities laws, common law fraud, and breach of contract. TDA Industries, Inc. has requested monetary damages, and has requested a receiver be appointed for Acqueren, Inc. pending litigation. The Company was required to pay to the Court the $300,000 note payable to TDA and accrued interest

Item 2.  Changes in Securities

The following information sets forth-certain information, as of November 30, 1999, for all securities the Company sold without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In August, 1999 the Company issued 45,000 shares to an employee related to the exercise of an option to purchase such shares at an exercise price of $ 0.02. The Company believes that such issuance was exempt pursuant to Section 4(2) of the Act.

Item 3.  Default upon Senior Securities

   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable

Item 5.  Other Information

   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a) The following exhibits are to be filed as part of this Form 10-QSB:

     Exhibit No.  Identification of Exhibit

     3(i)(1)      Certificate of Incorporation of the Company, and Amendments
                  thereto.
     3(ii)(1)     Amended and Restated By-laws of the Company
     4.1(1)       Common Stock Certificate, American International
                  Industries, Inc.
     4.2(1)       Common Stock Certificate, Acqueren, Inc.
     4.3(1)       Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
     10.1(1)      Daniel Dror, Sr. Employment Agreement dated May 14, 1998
     10.2(1)      Daniel Dror, Sr. Employment Agreement dated October 16, 1998
     10.3(1)      Marc Fields Employment Agreement
     10.4(1)      Jordan Friedberg Employment Agreement
     10.5(2)      Shabang!  Merchant Service Agreement
     10.6(3)      American International Industries, Inc. Lease
     10.7(2)      Brenham Oil and Gas, Inc. Royalty Interest
     10.8(2)      Brenham Oil and Gas Interest Lease
     10.9(2)      Modern Film Effects, Inc. Lease
     10.10(2)     Northeastern Plastics, Inc. Lease
     27(4)        Financial Data Schedule
____________________

(1) Filed previously on registration statement Form 10-SB SEC File
    No. 000-25223.
(2) Filed previously on the Company's annual report on Form 10-KSB SEC File No. 000-25223.
(3) Filed previously on registration statement Form 10-SB/A SEC File
    No. 000-25223.
(4) Filed herewith

    (b) There have been no reports filed on Form 8-K.

                                  SIGNATURES
                                  ----------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.



                                    American International Industries, Inc.


Date: November 11, 1999             By: /s/ Daniel Dror
                                        ----------------------------
                                        Daniel Dror