Form 10KSB40/A
period 1998-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 1999-12-21
CIK 1073146

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Amendment to

                                 FORM 10-KSB
--------------------------------------------------------------------------------

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the fiscal year ended December 31, 1998

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

Commission file number: 000-25223

               Nevada                                  88-0326480
               ------                                  ----------
       (State or Other Jurisdiction                 (I.R.S. Employer
       of Incorporation or Organization)           Identification No.)

          601 Cien Street, Suite 235                     77565
          --------------------------                     -----
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price quoted by the National Quotation Bureau on November 30, 1999 was $4,459,450. As of November 30, 1999 registrant had 124,182,018 shares of Common Stock outstanding.

                                    PART I

          All references to American International Industries, Inc. common stock reflect a three for one common stock split effective July 1996.

Item 1.   Description of Business

          Some of the statements contained in this Form 10-SB/A for American International Industries, Inc. ("AIII" or "Company"), discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. The term "AIII" or the "Company" refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

 .         the success or failure of management's efforts to implement their business strategy;

 .         the ability of the Company to raise sufficient capital to meet operating requirements;

 .         the ability of the Company to protect its intellectual property rights;

 .         the ability of the Company to compete with major established companies;

 .         the effect of changing economic conditions;

 .         the ability of the Company to attract and retain quality employees;
          and

 .         other risks which may be described in future filings with the SEC.

General

          American International Industries, Inc. is a Nevada corporation which began conducting its current operations in September 1996, when it made its first acquisition. The Company is a holding company currently operating six subsidiaries:

 .         Acqueren, Inc. (whose sole business operating entity is Northeastern
          Plastics Inc. which is a supplier of automotive after-market products and consumer durables),

 .         Brenham Oil & Gas, Inc. (an owner of an oil and gas royalty interest),

 .         Har-Whit/Pitt's & Spitt's, Inc. (a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator),

 .         Modern Film Effects, Inc., doing business as, Cinema Research
          Corporation, (a provider of optical title and credits services and digital special effects for the motion picture industry), and

 .         Texas Real Estate Enterprises, Inc. (which owns certain undeveloped real estate in Harris, Galveston, and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary Midtowne Properties, Inc.).

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

          American International Industries, Inc.

          In September 1994, the Company was incorporated in Nevada under the name Black Tie Affair, Inc. for the purposes of engaging in catering services. In July 1996, an unaffiliated group of investors purchased shares of Company common stock constituting 90% of the outstanding shares of Black Tie Affair, Inc. This group changed the name of the Company to Pitts and Spitts of Texas, Inc., and acquired Pitt's & Spitts, Inc. and Har-Whit, Inc. in September 1996. In September and October 1997, a new investor group ("1997 Group") including Mr. Daniel Dror, Sr., gained control of the Company through the following arms-length negotiated transactions with the Company and unaffiliated third parties:
(i) Elk International Corporation, Ltd., an entity controlled by Mr. Dror's brother, purchased 5,000,000 shares of Company common stock at a purchase price of $0.03 per share from the Company, received an option to purchase 2,000,000 shares of Company common stock at an exercise price of $0.02 per share from the Company, and purchased 1,200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual (Mr. Dror has never owned any shares of Elk International Corporation, Ltd., nor has he ever served as an officer or director of such entity), (ii) Jack Talan, a former director of the Company, purchased 500,000 shares of Company common stock from the Company at a purchase price of $0.10 per share, and (iii) Daniel Dror & Company, Inc., formerly controlled by Mr. Dror, purchased 200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual. At the closing of this transaction, the sole operating entities of the Company were its two subsidiaries Pitt's & Spitt's, Inc. and Har-Whit, Inc. This group elected a new board of directors, appointed current management, and appointed Mr. Dror chairman of the board and chief executive officer. In December 1997, the name of the Company was changed to Energy Drilling Industries, Inc., and in June 1998, the Company changed its name to American International Industries, Inc.

          In January 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 100,000,000 and to authorize 10,000,000 preferred shares. In September 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 200,000,000 ("Common Stock"). The Company is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479.

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

          Brenham Oil & Gas, Inc.

          In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation, incorporated in November 1997 ("Brenham"), for 6,000,000 shares of Common Stock from Daniel Dror II 1976 Trust. At the time of the transaction, Mr. Dror was the trustee of the Daniel Dror II 1976 Trust, but he has never had any financial interest in such trust, the sole beneficiary being Mr. Dror's son. Brenham's sole asset is an oil and gas royalty interest which was owned by the Daniel Dror II 1976 Trust prior to December 1995. The mineral rights which resulted in the royalty interest, were retained by the Daniel Dror II 1976 Trust in a real estate sale transaction. All of the cost basis which the Daniel Dror II 1976 Trust had in that property was attributed to the property which was sold, thus no basis is attributed to the mineral interest. Brenham is located at 601 Cien Road, Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479.

          Texas Real Estate Enterprises, Inc.

          In December 1997, the Company purchased all of the capital stock of Texas Real Estate Enterprises, Inc. a Texas corporation, incorporated in March 1996 ("TRE"), for 10,000,000 shares of Common Stock from Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother. The Company also purchased G.C.A. Incorporated ("GCA") (wholly owned by an unrelated individual) for 6,000,000 shares of AIII Common Stock. TRE and GCA are collectively referred to as TRE. In May 1998, the Company through TRE issued 8,000,000 shares of AIII Common Stock to Daniel Dror & Company, Inc., which at the time of the transaction was controlled by Mr. Dror in exchange for additional property. In June 1998, the Company through TRE purchased all of the capital stock of Midtowne Properties, Inc. ("Midtowne") for 1,100,000 shares of AIII Common Stock, from two parties, one of which was the Daniel Dror II 1976 Trust, which received 660,000 shares of AIII Common Stock. In December 1998, because the appraisals on the properties exceeded the preliminary values of the properties as estimated by both parties to the transaction, the Company authorized the issuance of an additional 1,000,000 shares of AIII Common Stock, of which the party with which Mr. Dror was affiliated was to receive 600,000 shares. The purchase price of TRE, GCA, Midtowne Properties, Inc., and the additional property was established based on the fair market value of the assets acquired as determined by independent, certified appraisals. Management believes the terms of the purchases were fair and reasonable based on such appraisals. TRE is located at 601 Cien Road, Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479.

          Acqueren, Inc.

          In June 1998, the Company entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation, incorporated in December 1995 ("Acqueren"), which operates through its wholly-owned subsidiary Northeastern Plastics, Inc., a New York corporation, incorporated in January 1986 ("NPI"). The purchase agreement provided for the issuance of 6,750,000 shares of Common Stock to the two largest shareholders of Acqueren in exchange for approximately 55% of the outstanding capital stock of Acqueren, and provided for the remaining shareholders of Acqueren to receive approximately
25.02 shares of Common Stock for each share of Acqueren common stock exchanged (these remaining shares of Acqueren common stock had been issued pursuant to a private placement and included a warrant to purchase one share of Acqueren common stock, which is included in the above exchange). The transaction was closed effective July 1, 1998, and through July 1, 1999, the Company had exchanged shares representing a total of approximately 99% of the outstanding shares of Acqueren. Based upon the estimated fair value of the restricted common stock of AIII ($.08 per share at date of acquisition), the total purchase consideration for Acqueren was approximately $2,140,000. Based on the representations made to it at the time of the transaction, management believed the terms of the acquisition were fair and reasonable being based on arms-length negotiations. NPI is located at 11601 Highway 32 in Nicholls, Georgia 31554. Its telephone number is (912) 345-2030.

          Modern Film Effects, Inc.

          In September 1998, the Company purchased all of the capital stock of Electronic Pictures California, Inc., a

California corporation, incorporated in August 1997, in exchange for 1,900,000 shares of Common Stock. Electronic Pictures California, Inc. owned an option to purchase all of the capital stock of Modern Film Effects, Inc., a California corporation, incorporated in June 1962, doing business as Cinema Research Corporation, and Digital Research Corporation, a California corporation, incorporated in June 1993. In September 1998, the Company exercised such option and purchased all of the capital stock of Modern Film Effects, Inc. and Digital Research Corporation (referred to collectively as "CRC"), for 4,400,000 shares of Common Stock and options to purchase 400,000 shares of Common Stock over five years at $0.20 per share to Jordan Friedberg. In November 1998, Digital Research Corporation became a wholly-owned subsidiary of Modern Film Effects, Inc. Based upon the estimated fair value of the restricted common stock at the date of closing of $1,260,000 ($.20 per share), stock options valued at $32,000, and the discounted present value of the note payable to a selling stockholder ($303,300), the total purchase consideration was $1,595,300. Management believes the terms of the acquisitions were fair and reasonable being based on arms-length negotiations. CRC is located at 6860 Lexington Avenue in Hollywood, California 90038. Its telephone number is (323) 460-4111.

Recent Developments

          Between November 1998 and January 1999, Acqueren and Erick Friedman, a Company director, purchased an aggregate of 103,000 shares of Hertz Technology Group, Inc. ("Hertz") representing approximately 9.7% of Hertz's outstanding common stock for an aggregate purchase price of $177,131. Hertz operates the following subsidiaries:

          . Hergo Ergonomic Support Systems, Inc., which designs, manufactures, and sells ergonomically engineered, modular racking systems, enclosures, and technical furniture for PC's and Internet related equipment.

          . Hertz Computer Corporation, which custom designs and manufactures PC's under the HERTZ label and provides contract manufacturing and OEM support.

          . Hertz Information Systems, Inc., which provides comprehensive technical support including outsourcing, networking, communications and Internet related services.

          . Edutec, Inc., which offers advanced, state-of-the-art computer and Internet training facilities for short and long-term rentals.

          The Company has discussed possible business combinations with Hertz, but to date no agreements have been reached and there can be no assurance that any agreement will be reached regarding any business combination in the future.

          Effective January 1999, the Company purchased all of the capital stock of Marald, Inc., doing business as Unlimited Coatings (UC), in exchange for 3,500,000 restricted shares of Common Stock of AIII valued at fair market value of approximately $652,000 at $.19 per share plus a finders fee of $45,000 paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, the Company has agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc. an entity partially owned by the above related party. UC, headquartered in Houston, Texas distributes specialty chemicals to the automotive after-market and is best known for its spray-on bed-liners for trucks. UC's products, are marketed under the "Toro Liner" name. UC also markets specialty chemicals, including rustproofing, undercoating, fabric protectants, fuel additives, and performances enhancement chemicals related to the automotive after-market. The UC acquisition has been accounted for as a purchase.

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

          In November 1998, Acqueren deposited $100,000 on behalf of TRE as earnest money on a contract with a third party for the option to buy a building in downtown Houston, Texas. The earnest money deposit is included in other assets in the accompanying consolidated balance sheet at December 31, 1998. In February 1999, TRE sold such option to unrelated third parties for $600,000, realizing a gain on sale of $500,000.

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

          Sales and Marketing

          Har-Whit distributes its barbeque pits primarily through its retail outlet in Houston, Texas, as well as through individual mail orders. Har-Whit has over the years, advertised in various publications, in addition to television and radio. Har-Whit does little advertising and primarily markets its barbeque products and custom fabrication business through limited advertising, the Internet, and word of mouth.

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

          Employees

          As of March 15, 1999, Har-Whit employed 30 persons, on a full-time basis, including management, sales, office, and manufacturing employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

          Facilities

          Har-Whit currently operates from one office in Houston, Texas, that it owns. In addition, Har-Whit has acquired land for expansion adjoining its current facility consisting of approximately 26,000 square feet for $28,000 and a five year note of $30,000. Har-Whit is planning to add an additional 9,000 square feet to the existing manufacturing facilities on this land at a cost of approximately $250,000 if sufficient funding can be obtained, to effect its business strategy of increased sales as management believes a greater demand exists for its products. One of AIII's primary functions is to assist its subsidiaries to raise the necessary capital to support such growth, however, there is no assurance that Har-Whit will be able to raise adequate proceeds to effectuate any expansion plans. If Har-Whit is unable to raise sufficient proceeds to fund such expansion, it will continue to operate out of its current facilities and with its current equipment. If Har-Whit is unable to fund plant expansion and purchase new production equipment, it may not be able to effectuate its business strategy of increased sales.

Business Operations of Brenham Oil & Gas, Inc.

          Brenham's sole asset is an oil, gas, and mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas. The royalty interest is currently leased by Union Pacific Resources Company ("Union Pacific") for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the covered minerals produced are paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, the royalty is one-sixth of such production, (ii) for gas (including casinghead gas) the royalty is one- sixth of the net proceeds realized by Union Pacific on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells on the leased premises, or lands pooled therewith, are capable of producing in paying quantities, but such wells are either shut-in or production is not being sold. Currently, Brenham is not actively seeking further royalty agreements. Brenham is operated from AIII's office in Kemah, Texas.

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

          Government Regulation

          As stated previously, Brenham's profitability is dependent on Union Pacific's profitability. As Union Pacific is regulated by various state and federal authorities, there is no assurance that Union Pacific's profitability, and therefore Brenham's profitability, will not be adversely affected. As Brenham only owns a royalty interest on the subject land it is not directly responsible for any costs in connection with environmental laws, nor is it subject to penalties for non-compliance with any such laws. Union Pacific is subject to the following governmental regulations:

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

          OIL PRICE REGULATION. Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28, 1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

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

          Employees

          As of March 15, 1999, TRE employed one person, its president, on a full-time basis, all other operating functions are handled by the Company's personnel.

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

          Currently, virtually all of NPI's products are manufactured overseas. NPI's products are manufactured based on NPI's specifications and design. Since 1995, NPI has changed all but one of its overseas suppliers, and as a result management believes it has been able to reduce purchasing costs and increase product quality. Currently, NPI has no long-term agreements with any overseas or domestic manufacturers for its products, but relies on management's personal contacts with such manufacturers in renewing its present agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. The inability of NPI to renew its agreements on economically favorable terms would have a material adverse effect on NPI.

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

          Price is a highly significant factor in the safety products market and the consumer durables electrical products markets. Many of NPI's products are made to industry specifications, and are therefore essentially functionally interchangeable with those of competitors. However, NPI believes that significant opportunities exist to differentiate all of its products on the basis of quality, reliability, and customer service.

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

          Facilities

          NPI currently operates from one facility in Nicholls, Georgia. Its facility is 30,000 square feet and is leased for $3,275 per month. The lease expires in October 1999 and NPI has exercised an option to renew such lease for an additional two-year period with the monthly lease payments increased based on the consumer price index.

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

          Products and Services

          CRC's services include both optical and digital services. Its optical services, which encompass all items that can be performed on a 35mm camera printing system, include the following:

 .         Photographic creation of titles and credits - The artistic creation of the main or opening titles and end credits, and composting them on film.

 .         Correcting optical defects - The correction of defects found on the original film that can be corrected optically.

 .         Wire removal - The removal of an object that is not wanted in the viewing frame.

 .         Blue screen composites - The process of adding the background scene behind a person or object that has been shot first with a blue screen behind it, or the ability to add a person or object into the scene that was not present in the scene when it was shot.

 .         Optical special effects - The creation of special effects by optical cameras.

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

          Facilities

          In December 1998, CRC consolidated its optical and digital facilities in order to eliminate duplicate administrative costs and reduce personnel. The consolidation was completed and CRC currently operates out of one facility. CRC's consolidated facility is located in Hollywood, California. The facility is 20,000 square feet and is leased for $13,000 per month. The lease on the facility expires on November 30, 1999. CRC had acquired for $50,000 an option on the facility, expiring on July 31, 1999, which allowed it to purchase the facility for $1,170,000.

          Management has determined that its current facility is in need of renovations, including interior redecoration and earthquake preparedness repairs. One of AIII's primary functions is to assist its subsidiaries raise the necessary capital to support such transactions, however, there is no assurance that CRC will be able to obtain such funds to complete the renovations. In addition, there is no assurance that CRC will be able to extend its current lease on a long term basis, or on terms economically favorable to CRC, if at all.

Item 2.   Description of Property

          The Company operates Brenham and TRE from its office in Kemah, Texas. This office is owned by a party affiliated with the Company and to date the Company has not paid rent for the use of the office; however, commencing
April 1999, the Company entered a one-year lease at a monthly rental rate of $500. See Item 1. Description of Business: "Business Operations of Har-Whit/Pitt's & Spitt's, Inc.," "Business Operations of Acqueren, Inc.," and "Business Operations of Modern Film Effects, Inc.," for a description of properties for Har-Whit, NPI, and CRC. The Company believes its various facilities are adequate to meet current business needs, except as discussed in
Item 1, and that its properties are adequately covered by insurance.

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

                       Property Description and Location

286 acres, State Highway 146,                               736 acres, Anahuac,
Galveston County, Texas                                     Chambers County, Texas

23 acres, North U.S. 59, Houston,                           15 acres, North U.S. 59, Houston,
Harris County, Texas                                        Harris County, Texas

1 acre, Greens Road, Houston,                               43 acres, Airport Blvd., Houston,
Harris County, Texas                                        Harris County, Texas ($193,000 of property tax)
17,346 sq. ft., S.E. Corner of South
Main St. and Ruth St., Houston, Harris County,              4,410 sq. ft., N.E. Corner of Fannin
County, Texas ($71,000 property tax)                        and Blodgett, Houston, Harris
                                                            Texas ($56,000 property tax)

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

                                                       HIGH                LOW
               FISCAL 1997
               -----------

First Quarter                                          1.3636              .5545
Second Quarter                                          .7955              .0455
Third Quarter                                           .1364              .0273
Fourth Quarter                                          .1455              .0727

               FISCAL 1998
               -----------

First Quarter                                           .2091              .0909
Second Quarter                                          .6364              .1091
Third Quarter                                           .4818                .20
Fourth Quarter                                            .27                .16

               FISCAL 1999
               -----------

First Quarter                                             .33                .18

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

          Securities Issued for Cash

(1) In September 1997, the Company issued 500,000 shares of Common Stock to a current director of the Company at a purchase price of $0.10 per share. In September 1997 and May 1998, the Company issued 5,000,000 shares of Common Stock at a purchase price of $0.03 per share and 3,500,000 shares of Common Stock at an aggregate purchase price of $300,000 ($0.086 per share) to the brother of the CEO of the Company.

(2) In December 1997, the Company issued 200,000 shares of Common Stock in exchange for shares of another corporation valued at $40,000. In August 1998, the Company returned such shares to their previous owner for $40,000 cash.

(3) In May 1998, the Company issued 1,500,000 shares of Common Stock to directors and to a party associated with the Company at a purchase price of $0.10 per share. As of December 31, 1998, the Company had not received the purchase price for 500,000 of these shares.

          The Company believes transactions in (1) through (3) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

(4) In October 1997, the Company issued 250,000 shares of Common Stock to two accredited investors at a purchase price of $0.10 per share. In February 1998, the Company issued 50,000 shares of Common Stock to an accredited investor at a purchase price of $0.20 per share. In May 1998, the Company issued 100,000 shares of Common Stock to one accredited investor at a purchase price of $0.25 per share. In June 1998, the Company issued 110,000 shares of Common Stock to one accredited investor at a purchase price of $0.35 per share. In June 1998, the Company agreed to issue 4,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $1,000,000 of which 2,000,000 shares had been paid for as of December 31, 1998, and of which $350,000 was still to be paid to the Company. Subsequent to year end, the subscription right was canceled and accordingly, the amount was eliminated against the related equity balance. In June 1998, the Company issued 500,000 shares of Common Stock to one accredited investor at a purchase price of $0.40 per share. In June 1998, the Company agreed to issue 1,000,000 shares of Common Stock to one accredited investor at a purchase price of $0.15 per share. The Company received the purchase price of $150,000 subsequent to year end.

          The Company believes the transactions in (4) were exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affix ed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

(5) From January 1998 to February 1998, the Company issued 5,000,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $500,000 ($0.10 per share). From February 1998 to April

          1998, the Company issued 1,400,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $200,000 ($0.143 per share). From May 1998 to June 1998, the Company issued 1,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $300,000 ($0.20 per share).

          The Company believes the transactions in (5) were exempt from registration pursuant to Rule 504 of Regulation D of the Act.

          Securities Issued for Services Rendered

(6) In July 1996, the Company issued 550,000 shares of Common Stock to former directors for management advisory services rendered. The value of these shares were deemed to be immaterial by prior management. In October 1996, the Company issued 10,000 shares of Common Stock to a former officer for management services rendered. The value of these shares were deemed to be immaterial by prior management. In September 1996, the Company issued 10,000 shares of Common Stock to an employee for receptionist services rendered.

(7) In December 1997, the Company issued 1,400,000 shares of restricted common stock to a consulting firm for strategic planning assistance rendered to the Company. Such shares were valued at the market price of $.05 per share resulting in a $70,000 charge to general and administrative expense in 1997. In May 1997, the Company issued 40,000 shares of Common Stock to an advertising consultant for services rendered. The value of these shares were deemed to be immaterial by prior management.

(8) In September 1997, the Company issued options to purchase 3,300,000 shares of Common Stock at an exercise price of $0.02 per share to current and former directors of the Company and to a party related to a director of the Company. In addition, 600,000 options to purchase shares were issued in September 1997 to a former officer and director. In October 1998, 500,000 of these options were repurchased by the Company. The remaining options to purchase 100,000 shares were transferred to an unrelated party who exercised these options in August 1998. In June 1998, options to purchase 2,000,000 shares of Common Stock were exercised by the brother of the CEO of the Company.

(9) In October 1997, the Company issued 100,000 shares of Common Stock to a consultant of the Company for management advisory services rendered. Such shares were valued at the market value of $.05 per share. Accordingly, a $5,000 compensation expense was recorded. In October 1997, the Company issued six options each to purchase 200,000 shares of Common Stock to a party pursuant to a finders fee agreement in connection with equity raising transactions at exercise prices of $0.02, $0.04, $0.06, $0.08, $0.10, and $0.20 per share. In February
          1998, the options to purchase 200,000 shares of Common Stock at $0.02 and $0.04 were exercised, and as of December 1998 all remaining options were canceled.

(10) In January 1998, the Company issued 610,000 shares of Common Stock to officers, directors, and employees for management advisory services rendered. These shares were valued at the market value of $.05 per share resulting in a $30,500 compensation expense.

(11) In January 1998, the Company issued 100,000 shares of Common Stock to a former employee in exchange for the surrender of a previously issued option to purchase 100,000 shares of Common Stock at an exercise price of $0.02 per share. The issuance was recorded as $5,000 of compensation expense ($.05 per share). In January 1998, the Company issued 100,000 shares of Common Stock to a former director as part of a severance payment. This issuance was recorded as $5,000 compensation expense ($.05 per share).

(12) In May 1998, the Company issued 190,000 shares of Common Stock to key employees of one of its subsidiaries, to an officer of the Company, and to a director of the Company for management advisory services rendered. The issuance of such shares was recorded at the market value ($.08 per share) at the date of grant as $15,200 of compensation expense. In May 1998, the Company issued an option to purchase 2,000,000 shares of Common Stock to the CEO of the Company at an exercise price of $0.12 per share.

(13) In May 1998, the Company issued an option to purchase 4,000,000 of Common Stock to a party in connection with an exempt offering at an exercise price of $0.25 per share.

(14) In August 1998, the Company issued an option to purchase 20,000 shares of Common Stock at an exercise price of $0.34 per share to an officer of the Company as part of an employment agreement.

          The Company believes transactions in (6) through (14) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

          Securities Issued in Acquisitions

          See Item 1 "Description of Business" for detailed discussion of these transactions and related values and values per share.

(17) In October 1996, the Company issued 2,527,000 of Common Stock, one-half of which was issued to current directors of the Company, in exchange for the outstanding shares of Pitt's & Spitt's, Inc. and Har-Whit, Inc.

(18) In December 1997, the Company issued 22,000,000 shares of Common Stock in exchange for the outstanding shares of Brenham Oil & Gas, Inc., Texas Real Estate Enterprises, Inc., and GCA, Inc.to the Daniel Dror II 1976 Trust, Elk International Corporation, Ltd., and a former director of the Company. In May 1998, the Company on behalf of one of its subsidiaries issued 8,000,000 shares of Common Stock to Daniel Dror & Company, Inc. in exchange for a piece of property. In June 1998 and in December 1998, the Company on behalf of one of its subsidiaries issued a total of 2,100,000 shares of Common Stock to party associated with the Company and to the Daniel Dror II 1976 Trust in exchange for the outstanding shares of Midtowne Properties, Inc.

(19) In June 1998 the Company entered into a purchase agreement to acquire Acqueren Inc. which provided for the issuance of 6,750,000 shares of Common Stock to the two primary shareholders of Acqueren, Inc, and provided for the remaining shareholders of Acqueren, Inc. to receive approximately 25.02 shares of common stock for each share of Acqueren, Inc. common stock exchanged for a total of 26,750,000 shares of AIII Common Stock. As of December 31, 1998, the Company had exchanged approximately 19,577,000 shares of Common Stock pursuant to the purchase agreement with the remaining shares held by the Company until the Acqueren shares are exchanged.

(20) In September 1998, the Company issued 6,300,000 shares of Common Stock, and an option to purchase 400,000 shares of Common Stock at an exercise price of $0.20 per share to a current director in exchange for the outstanding shares of Modern Film Effects, Inc., Digital Research Corporation, and Electronic Pictures California, Inc.

          The Company believes transactions in (17) through (20) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the recipients described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

Item 6.   Management's Discussion and Analysis

General

          The Company is a holding company, which currently has five operating subsidiaries. Har-Whit is a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator. TRE which owns certain undeveloped real estate in Harris, Galveston and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary, Midtowne Properties, Inc. TRE has no operating activities other than acquiring and holding real estate for investment purposes. Brenham has a non-operating royalty interest in a producing gas well. Acqueren which has no separate operations other than its investment in NPI and investments in marketable securities. NPI is a supplier of automotive after-market products and consumer durable goods. CRC and its subsidiary, Digital Research Corporation, is a provider of optical title and credits services and digital special effects for the motion picture industry. The acquisitions of Har-Whit, Acqueren, and CRC, were accounted for using the purchase method of accounting whereby the purchase price of the acquisition was allocated based upon the fair value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill.

          The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of these companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

          The Company intends to continue to grow through the acquisition of companies, which can be acquired at reasonable earnings multiples and present opportunity for growth and profitability through the application of improved access to financing and management expertise afforded by synergistic relationships with the holding company and the other companies in the AIII group. Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the projected growth in earnings and cash flows are attainable and consistent with minimum expectations to yield desired returns to investors, and that management is capable of guiding the growth of operations, working in concert with others in the group to maximize opportunity.

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

          As the Company's business strategy has been to acquire various companies, it has collected excess cash to effect such acquisitions. The Company has invested, at various times, a portion of its excess cash in investment securities. The Company chooses stocks that it believes are undervalued, with the expectation that they will rise in value. There is a risk that the value of these investments will not rise as high as the Company expects, or will fall. The Company only invests in liquid securities, in order to have immediate access to its cash reserves.

Restatement of Prior Periods

          The Company's financial statements as of and for the years ended December 31, 1997 and 1998 have been restated to reflect the acquisitions of TRE, Brenham, Midtowne and real estate held for sale at the seller's historical cost plus assumed liabilities. The acquisitions were previously recorded at fair values. The transactions have been recorded at carry-over cost since the shareholders of the entities of all these acquisition transactions are under common control. Accordingly, the Company restated its financial statements to reflect the real estate held for sale and natural gas and mineral interests at the seller's historical carry-over cost. The effects of the restatement are described in Note 17 to the Company's consolidated financial statements.

New Accounting Pronouncements:

          Derivative and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

Results of Operations - Consolidated AIII

Year Ended December 31, 1998 Compared With the Year Ended December 31, 1997.

          Net loss for the year ended December 31, 1998, was $645,973, as compared to $870,027 for the year ended December 31, 1997. The factors contributing to the decrease in the loss are discussed below:

          The net sales for the year ended December 31, 1998, were $10,213,039 as compared to $2,501,860 for December 31, 1997, such 308% increase being primarily attributable to the inclusion of Acqueren's sales since its acquisition as of July 1, 1998 and CRC's sales since acquisition as of October 1, 1998. NPI, a wholly-owned subsidiary of Acqueren, had sales for the six-month period of $6,211,170. CRC's revenues for the three-month period ended December 31, 1998 were $1,305,422. Har-Whit's sales for the year ended December 31, 1998 were $2,696,447, a 7.8% increase over the $2,501,860 reported in the prior year. Brenham reported royalty income of $72,048 in the current year, while no royalties were included in 1997, as Brenham was acquired in late December 1997. The only activity of Acqueren consisted of investments in various trading and available-for-sale equity securities. TRE and its subsidiary, Midtowne Properties Inc., had no sales of properties during the year 1998 and the operating expenses consisted primarily of property tax accruals.

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

          Operating expenses for the year ended December 31, 1998, were $3,113,504, as compared to $1,674,172 for 1997. This increase is primarily the result of the acquisition of NPI, which had operating expenses of $504,755 since July 1, 1998; CRC incurred operating expenses of $642,743 between October and December 1998, including certain costs of relocating its digital operations to its optical facility. TRE incurred operating expenses, primarily property taxes, of $115,291. AIII incurred expenses at the corporate level of $892,265, including $150,000 in compensation expense to Mr. Dror. Corporate expenses also included the following expenses: $145,900 of professional fees related to the Company becoming a reporting entity, $55,700 non-cash compensation expense related to shares of stock granted to key employees, $80,100 of travel expenses, much of which related to the acquisition activity of management personnel. Management believes fiscal 1998 was a particularly active year for mergers and acquisitions, therefore related expenses were higher than would otherwise have been incurred.

          Other income amounted to $76,203 for the year 1998, including interest income of $45,936, investment income of $129,034, other income of $5,277, and $104,044 of interest expense. This compares to total other expense for 1997 of $61,860 which consisted of interest expense of $63,908 and other income of $2,048. The increased interest expense for 1998 results from the bank debt attributable to acquired companies and the financing cost associated with equipment leases of CRC. Investment income in 1998 was generated through net gains realized in the Company's sale of investments in trading and available-for-sale equity securities.

          Net Loss and Comprehensive Loss

          Consolidated net loss for the year ended December 31, 1998 was $645,973 as compared to the net loss sustained in 1997 of $870,027. Of the 1998 loss, $219,533 was incurred by CRC, $97,791 by TRE, and $800,174 by AIII. NPI realized net income of $394,581, Har-Whit had net income of $13,181, and Brenham had net income of $63,763. Tax benefits of $298,804 offset the consolidated losses. Deemed dividends of $2,038,038 were recorded for 1998 and $1,875,000 was recorded in 1997. Unrealized losses on available-for-sale investments in equity securities of $18,964 are included as a component of stockholders' equity. Such unrealized investment losses are included as a component of comprehensive loss which totaled $664,937 for the year ended December 31, 1998.

          The prior year loss was attributable to the Har-Whit's operations as no other subsidiaries were owned at that time.

          Liquidity and Capital Resources - AIII

          Total assets at December 31, 1998, were $13,568,181, as compared to $2,683,081 at December 31, 1997, an increase of 406%. The increase is primarily attributable to AIII's acquisition of Acqueren and CRC.

          Total liabilities at December 31, 1998, were $6,372,479, as compared to $1,069,353 at December 31, 1997, and the increase is the result of 1998 acquisitions of Acqueren and CRC.

          At December 31, 1998, AIII's current working capital was $1,963,458 as compared to $344,093 at December 31, 1997. Cash flows during 1998 increased the beginning cash balance of $62,991 at December 31, 1997 to $2,149,916 at December 31, 1998.

          Cash flows used by operating activities were $625,576 in 1998 compared to $678,282 in 1997. The cash flows used in the operating activities was primarily the result of net loss from operations of $645,973 offset by non-cash items of $20,397 resulting in net cash flows used in operating activities of $625,576. Accounts receivable, inventory and other current assets decreased by $1,431,007, net of amounts acquired, due primarily to NPI's lower seasonal activity in the fourth quarter. Other assets increased $125,793 primarily due to a deposit for an option to purchase a building in downtown Houston, Texas. Accounts payable and accruals decreased due to the timing of payments of payables. Accrued property taxes increased due to the acquisition of additional land.

          Cash flows provided by investing activities were $471,973 in 1998 compared to $26,262 used in 1997 for capital expenditures. The cash flows provided by investing activities were primarily due to cash received in acquisitions of $1,036,242 from Acqueren. Investments in available-for-sale equity securities, net of unrealized losses, increased by $134,848 resulting from the Company's strategy to invest excess funds. Also, CRC and TRE used funds for capital expenditures and the purchase of real estate of $338,231. Net notes receivable of $91,190 were issued during the year including a note to the CEO.

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

          Liquidity and Capital Resources -- CRC

          Total assets of CRC at December 31, 1998, were $4,391,898, total liabilities were $3,319,431, and CRC had negative current working capital of $1,531,235. CRC had $154,502 net cash provided from operations, $42,088 net cash provided by investing activities, and $99,335 net cash provided by financing activities from the date of acquisition through December 31, 1998.

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

          In September 1998, CRC borrowed $1,000,000 in the form of a balloon promissory note from a financial institution at the institution's prime interest rate, which matures in November 2000. That borrowing was used to retire bank and other indebtedness which existed prior to the acquisition by AIII. Beginning in February 1999, CRC is making quarterly payments of accrued interest. CRC has (i) an outstanding note payable to a former stockholder of CRC of $196,225, due in monthly payments of $6,325 through September 2003, and (ii) an outstanding note payable to an officer and director of CRC payable on demand of $284,072 at an interest rate of 8% per annum. AIII has committed to funding the operations of CRC until December 31, 1999.

Industrial/Commercial Segment:

          Results of Operations -- NPI

          From the date of its acquisition through December 31, 1998 NPI had net sales of $6,211,170, operating expenses of $541,092, and operating income of $322,946. Other expense of $71,635, includes net interest expense of $9,355 and loss on disposition of equipment of $21,994. Net income for the six months ended December 31, 1998 was $301,685.

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

          At December 31, 1998 NPI had an outstanding note payable to a former stock holder of Acqueren of $300,000 at an interest rate of 6% per annum, with a payment of $100,000 due in August 1999 and 2000 and the remainder due in August 2001. As the Company is involved in litigation with the former principal stockholder of Acqueren, the Company paid the entire note plus accrued interest through the court.

          Results of Operations -- Har-Whit

          Net sales of Har-Whit for the year ended December 31, 1998 totaled $2,696,447, an increase of 7.8% over the $2,501,860 sustained in 1997. Little marketing and advertising has been done to promote sales of barbeque pits as "word of mouth" advertising has been the principal marketing approach.

          For 1998, Har-Whit had cost of sales of $1,918,489 or 71.1% of sales as compared to $1,635,835 or 65.4% during 1997. Reduced margins result from competitive pressures in fabrication work. In 1998, Har-Whit had operating expenses of $887,832 or 32.9% of sales compared to $1,027,255 or 41.1% of sales for 1997. The reduction of operating expenses is primarily attributable to reduced insurance costs resulting from renegotiations of all insurance policies. Har-Whit also had decreases in its freight and supplies expenses in 1998 compared to 1997. Har-Whit had an operating loss for 1998 of $109,874 as compared to an operating loss of $161,250 for 1997.

          Liquidity and Capital Resources -- Har-Whit

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

          In the first quarter of 1999, the Company established a formal Year 2000 task force to develop and implement a Year 2000 readiness program. As a result, the Company has substantially completed the implementation of Year 2000 compliant accounting systems, policies and procedures throughout all of the subsidiaries. The implementation of standardized systems and procedures should facilitate improved and more efficient reporting and analysis of data.

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

          The Company's costs incurred to address the Year 2000 issue has not had a material adverse effect on the Company's financial condition, results of operations or liquidity.

          The Company believes that it has satisfactorily remedied its Year 2000 issues and believes it is substantially

Year 2000 compliant. However, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

          Although the Company believes its internal systems to be Year 2000 compliant as described above, the Company has substantially completed its contingency plan that specifies what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner.


Item 7.   Consolidated Financial Statements

          See Item 13.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          In September and October 1997, Mr. Daniel Dror, Sr. and his affiliates gained control of the Company and subsequently elected a new board of directors, appointed current management and appointed BDO Seidman, LLP as auditors of the Company whose appointment was approved by the new board on January 26, 1998. Prior to the appointment of BDO Seidman, LLP as auditors of the Company, KPMG, LLP ("KPMG") audited the financial statements of Har-Whit, Inc. ("Har-Whit") and Pitt's and Spitt's, Inc. ("P&S") as of and for the nine months ended September 30, 1996 and audited the combined balance sheet for Har-Whit and P&S as of September 30, 1996. In addition, KPMG audited the consolidated balance sheet of Pitt's and Spitt's of Texas, Inc. ("PST") as of October 13, 1996. Unqualified audit opinions were issued for each of those audits. On January 5, 1998, KPMG issued written notice to the Company that circulation of its audit report on the October 13, 1996 consolidated balance sheet of PST be ceased, after learning that there was a material misstatement resulting from certain parcels of land being excluded by PST in the purchase price allocation. In addition, KPMG has stated that its opinions on the financial statements of the entities above should not be relied upon for any period. The board of directors of the Company did not discuss the misstatement with KPMG. Upon appointment of BDO Seidman, LLP, KPMG was authorized to respond fully to inquiries by BDO Seidman, LLP. During the two-year period prior to selection of BDO Seidman, LLP, the Company did not consult with them on matters accounting principles or practices.

          The change in accountants occurred as a result of the change in control of ownership of the Company, as discussed in the preceding paragraph. During 1997 and prior to the change in control and BDO Seidman, LLP's appointment as auditors of the Company as discussed in the preceding paragraph, KPMG declined to provide further services to the Company.

          Upon appointment of current management, accounting records were updated and reconstructed to enable BDO Seidman, LLP to conduct their audits of the Company for 1997 and subsequent periods.

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

          (a) The following exhibits are to be filed as part of the Registration Statement:



          Exhibit No.  Identification of Exhibit
                       -------------------------

          3(i)(1)      Certificate of Incorporation of the Company, and
                       Amendments thereto.
          3(ii)(1)     Amended and Restated By-laws of the Company
          4.1(1)       Common Stock Certificate, American International
                       Industries, Inc.
          4.2(1)       Common Stock Certificate, Acqueren, Inc.
          4.3(1)       Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
          10.1(1)      Daniel Dror, Sr. Employment Agreement dated May 14, 1998
          10.2(1)      Daniel Dror, Sr. Employment Agreement dated October 16,
                       1998
          10.3(1)      Raymond C. Hartis Employment Agreement
          10.4(1)      D. Wayne Whitworth Employment Agreement
          10.5(1)      Marc Fields Employment Agreement
          10.6(1)      Jordan Friedberg Employment Agreement
          10.7(2)      Shabang!  Merchant Service Agreement
          10.8(3)      American International Industries, Inc. Lease
          10.9(2)      Brenham Oil and Gas, Inc. Royalty Interest
          10.10(2)     Brenham Oil and Gas Interest Lease
          10.11(2)     Modern Film Effects, Inc. Lease
          10.12(2)     Northeastern Plastics, Inc. Lease
          10.13(4)     John W. Stump Employment Agreement
          10.14(4)     David R. Miller Employment Agreement
          10.15(4)     Juan Carlos Martinez Employment Agreement
          10.16(4)     Marald, Inc. Acquisition Agreement
          10.17(4)     Armor Linings Acquisition Agreement
          21.1(2)      List of Subsidiaries
          27(5)        Financial Data Schedule
____________________

(1)       Filed previously on registration statement Form 10-SB SEC File No.
          000-25223.
(2) Filed previously on the Company's annual report for the fiscal year ended December 31, 1998 on Form 10-KSB SEC File No. 000-25223.
(3)       Filed previously on registration statement Form 10-SB/A File No.
          000-25223.
(4) Filed previously on registration statement Form 10-SB/A (second amendment) File No. 000-25223.
(5)       Filed herewith.


          (b)  There have been no reports filed on Form 8-K.

                                  SIGNATURES
                                  ----------


          In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              American International Industries, Inc.


                              By  /s/ Daniel Dror
                                 ---------------------------------------
                                 Daniel Dror, President, Chief Executive
                                 Officer and Director


                          ___________________________

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                         Date
---------                        -----                         ----



/s/ Daniel Dror                  Chairman of the Board         December 21, 1999
-------------------------
Daniel Dror                      and Chief Executive Officer


/s/ William Dartmouth            Director                      December 21, 1999
--------------------------
William Dartmouth


/s/ Erick Friedman               Director                      December 21, 1999
---------------------------
Erick Friedman

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     ----


American International Industries, Inc. Consolidated Financial Statements:

     Report of Independent Certified Public Accountants............  F-2
     Consolidated Balance Sheets...................................  F-3 - F-4
     Consolidated Statements of Operations and Comprehensive Loss..  F-5
     Consolidated Statements of Stockholders' Equity...............  F-6 - F-7
     Consolidated Statements of Cash Flows.........................  F-8 - F-9
     Notes to Consolidated Financial Statements....................  F-10 - F-28

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



American International Industries, Inc.
Kemah, Texas

     We have audited the accompanying consolidated balance sheets of American International Industries, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     As discussed in Note 17, the Company's financial statements for the years ended December 31, 1997 and 1998 have been restated to reflect predecessor carryover cost basis of certain real estate properties and of a non-operating royalty interest acquired.



                                             BDO SEIDMAN, LLP



Houston, Texas

March 26, 1999, except with respect to
 Note 17 to which date is
 October 25, 1999

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                      ------------------------
                                                                            1997          1998
                                                                      ----------    ----------
                                                                      (Restated-    (Restated-
                                                                         Note 17)      Note 17)
                                     Assets

 Current assets:
    Cash (Note 8)...................................................  $   62,991   $ 2,149,916
    Trading securities (Note 4).....................................           -       418,770
    Securities available-for-sale (Note 4)..........................           -       115,884
    Accounts receivable, net of allowance for doubtful accounts
       of $19,000 and $179,000, respectively (Note 8)...............     253,553     1,641,469
    Notes receivable (Note 14)......................................           -       116,190
    Inventories, net of reserve of $62,682 in 1998 (Notes 5 and 8)..     180,022     1,055,091
    Other...........................................................      46,160       141,996
                                                                      ----------   -----------

    Total current assets............................................     542,726     5,639,316

Real estate held for sale (Note 6)..................................     408,700     1,239,584

Property and equipment, net of accumulated
   depreciation (Notes 7 and 8).....................................   1,335,713     5,060,372

Goodwill, net of amortization of $0 and $32,297, respectively
   (Note 3).........................................................           -     1,085,616

Non-compete agreements, net of amortization of
 $125,000 and $232,500, respectively................................     375,000       417,500

Other...............................................................      20,942       125,793
                                                                      ----------   -----------

 Total assets.......................................................  $2,683,081   $13,568,181
                                                                      ==========   ===========

  The accompanying notes are an integral part of these financial statements.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                      ------------------------
                                                                            1997          1998
                                                                      ----------    ----------
                                                                      (Restated-    (Restated-
                                                                         Note 17)      Note 17)

                     Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable................................................    $    87,085   $ 1,451,717
 Accrued expenses (Note 13)......................................         29,412       481,227
 Margin loan from a financial institution (Note 4)...............              -       195,645
 Accrued property taxes..........................................              -       386,601
 Note payable, current portion (Note 8)..........................         72,962       116,144
 Notes payable to related parties, current portion (Note 9)......              -       459,972
 Capital lease obligations, current portion (Note 10)............          9,174       584,552
                                                                      ----------    ----------

   Total current liabilities.....................................        198,633     3,675,858

Notes payable, less current portion (Note 8).....................        571,916     1,599,909
Notes payable to related parties, less current portion (Note 9)..              -       320,324
Capital lease obligations, less current portion (Note 10)........              -       776,388
Deferred tax liability (Note 12).................................        298,804             -
                                                                      ----------    ----------

   Total liabilities.............................................      1,069,353     6,372,479
                                                                      ----------    ----------

Commitments and Contingencies (Notes 3 and 13)

Stockholders' Equity:
 Preferred stock $.001 par value;
   10,000,000 shares authorized,
   none issued (Note 11).........................................              -             -
 Common stock, $.001 par value,
   200,000,000 shares authorized (Note 11).......................         46,117       121,116
 Additional paid-in capital......................................      4,540,482    15,726,799
 Deficit.........................................................     (2,972,871)   (8,045,998)
                                                                      ----------    ----------

                                                                       1,613,728     7,801,917
Less:  Common stock subscriptions receivable.....................              -      (550,000)
Treasury stock, at cost, 238,000 shares in 1998..................              -       (37,251)
Accumulated other comprehensive loss (Note 4)....................              -       (18,964)
                                                                      ----------    ----------

   Total stockholders' equity....................................      1,613,728     7,195,702
                                                                      ----------    ----------

Total liabilities and stockholders' equity.......................    $ 2,683,081   $13,568,181
                                                                      ==========    ==========


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE LOSS

                                                               Years Ended
                                                               December 31,
                                                        --------------------------
                                                               1997          1998
                                                       ------------  ------------
                                                                      (Restated -
                                                                          Note 17)

Net sales.............................................  $ 2,501,860   $10,213,039

Cost of sales.........................................    1,635,855     8,120,515
                                                        -----------   -----------

Gross profit..........................................      866,005     2,092,524

Operating expenses....................................    1,674,172     3,113,504
                                                        -----------   -----------

Operating loss........................................     (808,167)   (1,020,980)

Other income (expense):
 Interest expense (Note 9)............................      (63,908)     (104,044)
 Interest income......................................            -        45,936
 Investment income, net (Note 4)......................            -       129,034
 Other................................................        2,048         5,277
                                                        -----------   -----------

                                                            (61,860)       76,203
                                                        -----------   -----------

Net loss before income tax benefit....................     (870,027)     (944,777)

Deferred income tax benefit (Note 12).................            -      (298,804)
                                                        -----------   -----------

Net loss before deemed dividends......................     (870,027)     (645,973)

Deemed dividends (Notes 3 and 6)......................   (1,875,000)   (2,038,038)
                                                        -----------   -----------

Net loss applicable to common stockholders............  $(2,745,027)  $(2,684,011)
                                                        ===========   ===========

Net loss per common share - basic and diluted.........  $      (.19)  $      (.03)
                                                        ===========   ===========

Weighted average number of common shares outstanding..   14,121,344    87,985,486
                                                        ===========   ===========

Consolidated Statements of Comprehensive Loss

Net loss..............................................  $  (870,027)  $  (645,973)

Other comprehensive items:
 Unrealized gain (loss) on shares available-for-sale..            -       (18,964)
                                                        -----------   -----------

Comprehensive loss....................................  $  (870,027)  $  (664,937)
                                                        ===========   ===========


  The accompanying notes are an integral part of these financial statements.




                                                       Common Stock            Additional
                                                  ------------------------        Paid-in
For the years ended December 31, 1997 and 1998          Shares      Amount        Capital
                                                  ------------    --------    -----------
     (as restated - Note 17)
Balance at January 1, 1997......................     9,739,000    $  9,739    $ 1,963,404

Issuance of restricted shares for:
 Brenham Oil and Gas (Note 3)...................     6,000,000       6,000        294,000
 Texas Real Estate Enterprises, Inc.
   and G.C.A. Incorporated (Note 3).............    16,000,000      16,000      1,784,000
 Consulting services (Note 11)..................     1,400,000       1,400         68,600
 Other assets (Note 11).........................       200,000         200         39,800
Sale of shares for cash (Note 11)...............    12,778,060      12,778        390,678
Deemed dividend (Note 3)........................             -           -              -
Net loss........................................             -           -              -
                                                   -----------    --------    -----------

Balance at December 31, 1997....................    46,117,060      46,117      4,540,482

Issuance of restricted shares for:
 Acqueren, Inc. (Note 3)........................    26,750,000      26,750      2,113,250
 Cinema Research Corporation
   and D-Rez Corporation (Note 3)...............     6,300,000       6,300      1,285,700
 Investment properties (Note 6).................     8,000,000       8,000        728,000
 Midtowne Properties (Note 6)...................     2,100,000       2,100      1,662,900
 Employee Compensation (Note 11)................     1,000,000       1,000        110,700
Sale of shares for cash (Note 11)...............    15,160,000      15,160      2,308,340
Exercise of stock options (Note 11).............     2,500,000       2,500         51,500
Common stock subscribed (Note 11)...............     4,000,000       4,000        546,000
Treasury stock acquired.........................             -           -              -
Stock Dividend Issued (Note 11).................     9,188,911       9,189      2,379,927
Unrealized loss on shares available-for-sale....             -           -              -
Deemed dividend (Note 6)........................             -           -              -
Net loss........................................             -           -              -
                                                   -----------    --------    -----------

Balance at December 31, 1998....................   121,115,971    $121,116     15,726,799
                                                   ===========    ========    ===========


                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common                         Accumulated
                                      Stock                               Other
                               Subscription          Treasury     Comprehensive
                  Deficit        Receivable             Stock              Loss             Total
            -------------     -------------     -------------     -------------     -------------

                $(227,844)       $        -        $        -        $        -        $1,745,299


                        -                 -                 -                 -           300,000

                        -                 -                 -                 -         1,800,000
                        -                 -                 -                 -            70,000
                        -                 -                 -                 -            40,000
                        -                 -                 -                 -           403,456
               (1,875,000)                -                 -                 -        (1,875,000)
                 (870,027)                -                 -                 -          (870,027)
            -------------     -------------     -------------     -------------     -------------

               (2,972,871)                -                 -                 -         1,613,728


                        -                 -                 -                 -         2,140,000

                        -                 -                 -                 -         1,292,000
                        -                 -                 -                 -           736,000
                        -                 -                 -                 -         1,665,000
                        -                 -                 -                 -           111,700
                        -                 -                 -                 -         2,323,500
                        -                 -                 -                 -            54,000
                        -          (550,000)                -                 -                 -
                        -                 -           (37,251)                -           (37,251)
               (2,389,116)                -                 -                 -                 -
                        -                 -                 -           (18,964)          (18,964)
               (2,038,038)                -                 -                 -        (2,038,038)
                 (645,973)                -                 -                 -          (645,973)
            -------------     -------------     -------------     -------------     -------------

              $(8,045,998)        $(550,000)         $(37,251)         $(18,964)      $ 7,195,702
            =============     =============     =============     =============     =============

   The accompanying notes are an integral part of these financial statements

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash

                                                               Years Ended
                                                               December 31,
                                                        --------------------------
                                                                1997          1998
                                                        ------------  ------------
                                                                       (Restated -
                                                                         Note 17)
Cash flows from operating activities:
Net loss...............................................    $(870,027)  $  (645,973)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization.......................      194,107       428,588
   Common stock issued for services....................       70,000       111,700
   Inventory reserve...................................            -        62,682
   Loss on disposal of equipment.......................            -        21,994
   Deferred tax benefit................................            -      (298,804)
   Realized gain on sale of securities.................            -       (91,135)
   Increase in market value of equity securities.......            -       (37,899)
   Changes in assets and liabilities:
    Accounts receivable................................      125,109     1,244,635
    Inventories........................................       (3,360)      158,777
    Other current assets...............................       (6,160)       27,595
    Purchase of trading securities, net................            -       (94,091)
    Other assets.......................................            -      (125,793)
    Accounts payable and accruals......................     (187,951)   (1,474,453)
    Accrued property taxes.............................            -        86,601
                                                           ---------   -----------

Net cash used in operating activities..................     (678,282)     (625,576)
                                                           ---------   -----------

Cash flows from investing activities:
 Purchase of available-for-sale investment securities..            -      (134,848)
 Capital expenditures..................................      (26,262)     (170,309)
 Purchase of real estate properties....................            -      (167,922)
 Notes receivable......................................            -      (116,190)
 Proceeds from disposition of assets...................            -        25,000
 Cash received in acquisitions.........................            -     1,036,242
                                                           ---------   -----------

Net cash provided by (used in) investing activities....      (26,262)      471,973
                                                           ---------   -----------

Cash flows from financing activities:
 Proceeds from issuance of stock.......................      403,456     2,377,500
 Proceeds from notes payable...........................      644,878       121,467
 Repayments of notes payable...........................     (333,952)      (83,527)
 Principal payments on capital lease obligations.......       (6,106)     (137,661)
 Purchase of treasury stock............................            -       (37,251)
                                                           ---------   -----------

Net cash provided by financing activities..............      708,276     2,240,528
                                                           ---------   -----------

Net increase in cash...................................        3,732     2,086,925

Cash, beginning of period..............................       59,259        62,991
                                                           ---------   -----------

Cash, end of period....................................    $  62,991   $ 2,149,916
                                                           =========   ===========


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash

                                                                 Years Ended
                                                                 December 31,
                                                           -------------------------
                                                                  1997          1998
                                                           -----------  ------------
                                                                        (Restated -
                                                                          Note 17)
Supplemental Cash Flow Information:
 Interest paid...........................................   $   62,635   $   72,941

Non-Cash Transactions:
 Acquisition of land for common stock....................   $  225,000   $  305,444
 Acquisition of property and equipment for note payable..   $        -   $   79,682
 Exchange of common stock for securities.................   $   40,000   $        -
 Assumption of property taxes on purchase of land........   $        -   $  300,000
 Net purchases of securities on margin...................   $        -   $  195,645
 Issuance of note payable in acquisition.................   $        -   $ (303,300)
 Subscriptions of common stock...........................   $        -   $  550,000
 Deemed Dividend.........................................   $1,875,000   $2,038,038


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, OWNERSHIP AND BUSINESS

     In July 1996, a previous group of investors (unrelated to the 1997 Group) purchased 90% of the outstanding shares of a dormant company (A Black Tie Affair, Incorporated ("BTA")). This investor group changed the name of BTA to Pitt's & Spitt's of Texas, Inc.("PST").

     PST purchased Har-Whit, Inc. ("Har-Whit") and Pitt's and Spitt's, Inc. ("P&S") on September 30, 1996. The purchase was consummated for 2,527,000 shares of PST common stock valued at $1.2 million and $500,000 in cash for noncompete agreements to the previous owners of Har-Whit and P&S. Har-Whit and P&S were affiliated by common ownership and were merged in 1998. The merged entities operate a custom metal working facility specializing in steel fabrication, designs and manufactures custom barbecue and smoker pits and performs welding services primarily for the oil and gas industry. Its customer base is primarily Southeast Texas, except for barbeque pits which are distributed throughout the United States.

     In September 1997 a new investor group ("1997 Group"), unrelated to the 1996 group, acquired control of Pitts & Spitts of Texas, Inc. and changed the name to American International Industries, Inc. (the "Company" or "AIII").

     As discussed in Note 3 the Company acquired two additional businesses in 1998 as part of its acquisition and expansion plans. These acquisitions were accounted for as purchases and resulted in the Company owning 100% of the stock of the acquired companies. One of the acquired companies sells wholesale automobile products to retail outlets throughout the United States. The second acquired company is in the post-production film industry with customers primarily in the Los Angeles, California area.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
the accounts of the Company and all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Inventories - Inventories are valued at the lower of cost or market on a
     -----------
first in, first out basis.

     Investment Securities
     ---------------------

     Trading

     The Company records trading securities and call options sold on such securities at market value with any changes in the market value included as a component of net income for the period. The Company only sells call options for the number of shares purchased, with the proceeds of such sales recorded as a liability. The Company has not entered into any uncovered option transactions at December 31, 1997 and 1998.

     Available-for-Sale

     Changes in market value of investments in equity securities available-for-sale are included as a component of stockholders' equity.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property, equipment and depreciation - Property and equipment are recorded
     ------------------------------------
at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. Depreciation is computed over the estimated useful lives of the assets (5-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

     Real estate held for sale - Real estate held for sale is carried at the
     -------------------------
lower of cost, predecessor carryover historical cost basis or fair market value, net of selling costs.

     Management assesses the value of real estate held for sale on a quarterly and annual basis to determine if any impairment to this net realizable value has occurred. Management closely monitors any changes in the real estate market which would indicate that a change in the value of its holdings has occurred and also obtains independent third party appraisals on its holdings on an as-needed basis.

     Intangible assets - The Company's intangible assets represent goodwill
     -----------------
acquired in the acquisitions discussed in Note 3 and the non-compete agreements. The Company amortizes goodwill over a 15 year period and the non-compete agreements over their term of 5 to 6 years on a straight-line basis.

     Impairment of Long-Lived Assets - Realization of long-lived assets,
     -------------------------------
including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 1997 and 1998.

     Revenue recognition - The Company recognizes revenue at the time of
     -------------------
shipment of product to its customers or completion of services provided.

     Income taxes - The Company is a taxable entity and recognizes deferred tax
     ------------
assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

     Loss Per Share - The basic net loss per common share is computed by
     --------------
dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 1997 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options to purchase 3,300,000 and 7,720,000 shares of common stock at December 31, 1997 and 1998, respectively, and subscriptions to purchase 4,000,000 shares of common stock at December 31, 1998.

     Management's estimates and assumptions - The preparation of financial
     --------------------------------------
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     Stock-based compensation - The Company has chosen to continue to account
     ------------------------
for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note
11).

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Concentration of Credit Risk - The Company maintains its cash with major
     ----------------------------
domestic banks in amounts which exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

     Fair value of financial instruments - The Company estimates the fair value
     -----------------------------------
of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

     New Accounting Pronouncements:
     ------------------------------

     Derivative and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.


NOTE 3 - ACQUISITIONS

     In December 1997, the Company purchased the outstanding stock of Brenham Oil and Gas ("Brenham") for 6,000,000 shares of restricted common stock. Brenham owns a non-operating royalty interest in a gas well and has no other operations. Also in December 1997, the Company purchased Texas Real Estate Enterprises, Inc. ("TRE") and G.C.A. Incorporated ("GCA"), an unaffiliated entity, for a total, combined consideration of 16,000,000 shares of restricted common stock. TRE and GCA jointly owned a 286 acre parcel of real estate on Galveston Bay, Texas and have no other operations.

     Brenham and TRE were acquired from a trust for the benefit of the son of the Chief Executive Officer (CEO) of the Company and the brother of the CEO of the Company, respectively. The purchase price for Brenham was based upon the present value of estimated future cash flows from this interest over a 5 year period which amount totaled $300,000. The purchase price of TRE and GCA was based upon the fair market value of the underlying real estate as determined by an independent appraisal. Since the Brenham and TRE acquisitions were made through entities under common control, the Company has accounted for such acquisitions at the predecessor carry-over historical cost basis. The difference between such costs and the estimated fair value of the assets acquired was recognized as a deemed (non-cash) dividend. Shown below is a summary of the recorded transactions as of December 31, 1997.

                                   Carry-over        Fair      Deemed
                                   Cost Basis       Value    Dividend
                                   ----------  ----------  ----------

     Brenham...................    $        -  $  300,000  $  300,000
     TRE (Note 6)..............    $  225,000  $1,800,000  $1,575,000

     Since the purchases of these companies were completed in late December 1997, results of operations on these acquisitions are included in the accompanying financial statements beginning January 1, 1998. The gas well had production in 1997 that resulted in approximately $80,000 of royalty payments to Brenham; TRE and GCA had no material operations in 1997.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Acqueren Acquisition

     Effective July 1, 1998, the acquisition by AIII of 100% of the outstanding stock of Acqueren, Inc. and its wholly-owned subsidiary, Northeastern Plastics Inc., (NPI) (collectively referred to as "Acqueren") was closed and the transaction was accounted for as a purchase. Operations of Acqueren have been recorded by the Company since July 1, 1998 in the accompanying statement of operations for the year ended December 31, 1998 (See Note 13).

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

     CRC Acquisition

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

     Accounting for Acquisitions - The allocation of the purchase prices in the
     ---------------------------
Acqueren and CRC acquisitions are shown below and are based upon the fair market values of the acquired assets and liabilities assumed.

                                                             Acqueren         CRC
                                                           ----------  ----------
Purchase consideration:
 Note payable to selling stockholder (discounted value)..  $        -  $  303,300
 Common stock and options (restricted)...................   2,140,000   1,292,000
                                                           ----------  ----------
                                                           $2,140,000  $1,595,300
                                                           ==========  ==========

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Acqueren           CRC
                                                       -----------   -----------
Assets acquired and liabilities assumed:
 Current assets                                        $ 4,034,626   $   843,359
 Property and equipment                                    100,000     3,706,265
 Other assets                                                    -        14,019
 Non-compete agreements                                          -       150,000
 Goodwill                                                  879,834       238,079
 Current liabilities                                    (2,581,079)     (709,821)
 Capital lease obligations                                       -    (1,498,601)
 Notes payable                                                   -      (975,000)
 Notes payable to related parties                         (293,381)     (173,000)
                                                       -----------   -----------
                                                       $ 2,140,000   $ 1,595,300
                                                       ===========   ===========

     The following presents the unaudited pro forma results of operation of AIII for the years ended December 31, 1997 and 1998, as if these purchase transactions would have been consummated as of January 1, 1997 and 1998.

                                                              December 31,
                                                       -------------------------
                                                              1997          1998
                                                       -----------   -----------
Pro forma sales                                        $16,808,397   $17,375,536
Pro forma operating loss                               $(2,182,907)  $(2,746,743)
Pro forma net loss applicable to common shareholders   $(4,323,212)  $(5,014,751)
Pro forma basic and diluted net loss  per share        $      (.06)  $      (.05)
Weighted average shares outstanding                     69,171,344    97,097,221


NOTE 4 - INVESTMENT SECURITIES

     Trading
     -------

     In the third quarter of 1998, the Company began investing excess funds in marketable equity securities. In order to reduce the cost of the investment and associated risk in such securities, the Company sold call options for the number of shares purchased. The securities and related call options are carried at market value with any changes in market value during the period of the stock or call option included as a component of net income. For the year ended December 31, 1998, the Company recognized a $37,899 net increase in the market value of such equity securities as a component of net loss. As of December 31, 1998, the Company had borrowed $195,645 from a margin account with a financial institution.

     As of December 31, 1998, the trading securities and related call options are summarized below.

                                                        Security            Options
                                              Security    Market    Option   Market
     Equity Security                              Cost     Value  Proceeds    Value
                                              --------  --------  --------  -------
     Billing Concepts Corp.
        20,000 shares of common stock......   $223,256  $220,000   $     -  $     -
     Loral Space and Communications
        10,000 shares of common stock......    132,289   178,120    18,812   28,750
     Ciena Corporation
        2,000 shares of common stock.......     25,326    29,250     3,462    2,124
                                              --------  --------   -------  -------
                                              $380,871  $427,370   $22,274  $30,874
                                              ========  ========   =======  =======

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Available-for-Sale
     ------------------

     In accordance with the provisions of SFAS No. 115, the Company's investment in the common stock of a publicly-traded Company was classified as available-for-sale equity securities and, accordingly, are carried at fair value. Unrealized losses of such securities at December 31, 1998 of $18,964 are included as a component of stockholders' equity and is a comprehensive loss item in the consolidated statement of operations. The Company's cost in these securities, determined under the average cost method, was $134,848 at December 31, 1998.


NOTE 5 - INVENTORIES

     Inventories consisted of the following:

                                                                                  December 31,
                                                                              1997           1998
                                                                           -------------------------
     Raw materials....................................................     $     44,125  $     8,683
     Work-in-process..................................................          102,489      169,618
     Finished goods...................................................           33,408      806,790
                                                                           ------------  -----------
                                                                           $    180,022  $ 1,055,091
                                                                           ============  ===========


NOTE 6 - REAL ESTATE HELD FOR SALE

     Real estate held for sale includes the following:

                                                                                  December 31,
                                                                              1997           1998
                                                                           -------------------------
     286 undeveloped acres on Galveston Bay, Texas (Note 3)...........     $  225,000    $   225,000
     42.6 undeveloped acres of land in Southeast Houston, Texas and
      commercial properties in Harris County, Texas/(1)/..............              -        486,390
     736 undeveloped acres of land in Anahuac, Texas/(2)/.............              -        176,572
     23 acres of undeveloped land in Harris County, Texas.............              -        164,800
     Other properties.................................................        183,700        186,822
                                                                           ----------    -----------
                                                                           $  408,700    $ 1,239,584
                                                                           ==========    ===========

__________________

     1. In June 1998, the Company purchased a real estate company, Mid-Towne Properties, Inc. ("Mid-Towne") for 2,100,000 shares of AIII plus the assumption of property taxes of approximately $300,000. Mid-Towne has no operations other than its ownership of the 42.6 acres of land. Mid-Towne was 60% owned by a trust for the benefit of the son of the CEO of the Company. Since the Mid-Towne acquisition was made through an entity under common control, the Company has accounted for the acquisition at the predecessor carry-over historical cost basis of $186,390 plus the $400,000 in property tax liability assumed. The difference between the total cost basis and the fair value of the asset acquired of $1,965,000 was recognized as a deemed (non-cash) dividend. Mid-Towne had no material activity in 1997 and 1998.
     2. In May 1998, the Company purchased 736 acres of undeveloped land in Anahuac, Texas ("Anahuac") from a company then owned by the CEO of the Company who is also a stockholder in the Company. The consideration paid for the land consisted of 8,000,000 shares of newly issued, restricted common stock of AIII. Since the Anahuac acquisition was made through an entity under common control, the Company has accounted for the acquisition at the predecessor carry-over historical cost basis of $176,572. The difference between the cost basis and the fair value of the asset acquired of $736,000 was recognized as a deemed (non-cash) dividend. This acreage had no material activity in 1997 and 1998.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

     Major classes of property and equipment together with their estimated useful lives, consisted of the following:

                                                                                   December 31,
                                                                            -------------------------
                                                                   Years          1997           1998
                                                                --------    ----------    -----------
     Land....................................................               $  328,000    $   386,812
     Building and improvements...............................         20       665,246        876,466
     Machinery and equipment.................................          8       404,117      5,144,632
     Office equipment........................................          7        29,735        403,640
     Automobiles.............................................          5        25,800         93,900
                                                                            ----------    -----------
                                                                             1,452,898      6,905,450
     Less accumulated depreciation and amortization..........                 (117,185)    (1,845,078)
                                                                            ----------    -----------
     Net property and equipment..............................               $1,335,713    $ 5,060,372
                                                                            ==========    ===========

     Included in the above balances as of December 31, 1998 are assets used by the Company for CRC's operation under capital leases (see Note 11). Such leased assets include approximately $1,896,000 net of accumulated depreciation of $971,000 of digital film and computer equipment as of December 31, 1998.


NOTE 8 - NOTES PAYABLE TO BANK

     Notes payable to banks consisted of the following:

                                                                                  December 31
                                                                            ------------------------
                                                                                  1997          1998
                                                                            ----------    ----------
     Note payable to a bank, 9.75% per annum, due in
      monthly payments of principal and interest of
      $7,895 through February 2003 with remaining
      amount due in March 2003 for Har-Whit...........................      $  644,878    $  574,276

     Note payable to a bank, 7.75% per annum, due in
      November 2000 with only interest due quarterly
      for CRC (collateralized by AIII's $1,000,000
      certificates of deposit)........................................               -     1,000,000

     Line of credit with a bank for $150,000, 8% per
      annum, interest only due monthly with payment
      of principal due at maturity, (collateralized by
      AIII's $150,000 certificate of deposit) in
      May 2000 for Har-Whit...........................................               -        60,000

     Other notes payable..............................................               -        81,777
                                                                            ----------    ----------
                                                                               644,876     1,716,053
     Less current portion.............................................         (72,962)     (116,144)
                                                                            ----------    ----------
                                                                            $  571,916    $1,599,909
                                                                            ==========    ==========

     Each of AIII's subsidiaries that have outstanding notes payable have secured such notes by that subsidiary's inventory, accounts receivable and property and equipment and are guaranteed by AIII. In addition, as of December 31, 1998 the note payable totaling $1,000,000 was collateralized by $1,000,000 of restricted cash.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On December 31, 1997, the Company's 9.5% note payable to a bank for the amount of $644,878 matured. In March 1998, the Company refinanced this loan with a long-term note payable. Due to the refinancing of the note in 1998, the amount of note payable to bank reported as current and long-term portions in the December 31, 1997 balance sheet are based upon the terms of the refinanced note.

     Principal repayment provisions of long-term debt are as follows at December 31, 1998:

                                                                                 Amount
                                                                           ------------
     1999................................................................. $    116,144
     2000.................................................................    1,061,721
     2001.................................................................       63,125
     2002.................................................................       90,565
     2003.................................................................      384,498
                                                                           ------------

     Total................................................................ $  1,716,053
                                                                           ============

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

     In connection with the acquisitions discussed in Note 3, the Company has the following notes payable to related parties at December 31, 1998, none of which were outstanding at December 31, 1997:

                                                                            December 31,
                                                                                   1998
                                                                           ------------
     Notes payable to selling stockholders of CRC, without interest, due in monthly payments through September 2003 of $6,325,
      recorded using an 8% discount rate (discount of $69,850)............ $    284,071

     Note payable to principal selling stockholder of Acqueren,
      6% per annum, annual payment of $100,000 due in August
      1999 and 2000 with remainder due in August 2001.....................      300,000

     Note payable to officer of CRC, 8% per annum, due upon demand........      196,225
                                                                           ------------

     Total notes payable to related parties...............................      780,296
     Less-current portion.................................................     (459,972)
                                                                           ------------

     Notes payable to related parties, long-term portion.................. $    320,324
                                                                           ============

     Interest expense for the year ended December 31, 1998 on these related party notes was approximately $15,000.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CAPITAL LEASES

     The Company, through its CRC acquisition (Note 3), has the following future aggregate minimum annual lease payments required under capital leases as of December 31, 1998:


                                                        Amount
                                                    ----------
     1999.........................................  $  690,460
     2000.........................................     644,500
     2001.........................................     194,684

     Total minimum lease payments.................   1,529,644

     Less amount representing interest............    (168,704)
                                                    ----------

     Present value of net minimum lease payments..   1,360,940

     Less current portion.........................    (584,552)
                                                    ----------

     Long-term portion............................  $  776,388
                                                    ==========

     Interest rates on the capitalized leases range from 7.3% to 22.7%. Certain of the leases contain restrictive covenants regarding various financial ratios and capital distributions. At December 31, 1998, the Company was in violation of certain financial ratios and has received a waiver for those violations from the lessor through January, 2000.


NOTE 11 - CAPITAL STOCK AND STOCK OPTIONS

     The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share of which none are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series of particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Company has no present plans for the issuance of Preferred Stock.

     The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 121,115,971 shares were issued and 120,877,971 were outstanding, 4,000,000 shares were subscribed at December 31, 1998, and 7,720,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 1998.

     In September 1997, the Company issued options to purchase 600,000 shares of common stock at an exercise price of $.02 per share to a former officer and director in connection with the acquisition of control of the Company by the 1997 Group. Of these, options to purchase 100,000 shares of common stock were transferred to an unrelated party who exercised these options in June 1998.

     In November 1998, the Board of Directors ratified the purchase of 110,000 shares and the remaining options to buy 500,000 shares of the Company for $20,000 from this former director. The Company then canceled the option acquired. Since the option had been determined to have nominal value at the time of issuance, no purchase cost was assigned to it. Accordingly, the $20,000 was recorded as the cost of the purchase of treasury stock.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In September 1997, the Company sold 5,000,000 newly issued restricted shares to a corporation controlled by the brother of the CEO of the Company for $150,000. In connection with this sale, the Company granted this related party the option to purchase an additional 2,000,000 shares at $.02 per share and such option was for three years and vested immediately. In June 1998, this option was exercised by the related party and the Company received $40,000.

     Also during 1997, the Company sold 500,000 restricted common shares to a director of the Company for $.10 per share. In December 1997, the Company issued 200,000 shares of common stock in exchange for shares of another corporate valued at $40,000. In August 1998, the Company returned such shares to their previous owner for $40,000. Further in 1997, the Company sold an additional 7,278,060 shares of common stock through various private sales for between $.02 and $.10 per share for total net proceeds of $203,456.

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

     In 1998, the Company issued 200,000 shares of common stock to its CEO in exchange for executive and management services rendered. Such award was recorded at the date of grant as a $13,000 compensation expense based on the market value (approximately $.07 per share) of the shares issued. Further, in accordance with a May 1998 employment agreement, the Company granted an option to purchase 2,000,000 shares at $.12 per share through May 2001, which were immediately exercisable, to its Chief Executive Officer. Since the option price exceeded the market value of AIII's stock at the time of the grant, there was no charge to expenses for this option. In addition, the Company recorded additional paid-in capital and compensation expense of $56,000 representing the fair value of services rendered to the Company.

     In May 1998, the Company sold 3,500,000 newly issued restricted shares to a corporation controlled by the brother of the CEO of the Company for a total consideration of $300,000.

     In May 1998, an employee was issued 50,000 shares of Common Stock in exchange for services rendered.

     In addition in January and May 1998, the Company issued 600,000 shares of restricted common stock to employees and directors for management advisory services. These awards were recorded as $32,700 of compensation expense at the market value (ranging from $.05 to $.08 per share) of the shares issued at the date of grant.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In November 1998 the Board of Directors authorized management to purchase from time to time up to 10 million shares of the Company's common stock, as deemed appropriate by management. To date the Company has purchased a total of 220,000 shares from two former officers of the Company. The purchases were made in two separate transactions in November 1998. In one transaction $20,000 was paid for 110,000 of the Company's shares and in the other transaction $12,500 was paid for 110,000 of the Company's shares. In both instances, the Company either paid at market or below market value for the treasury shares. Those transactions were funded from the Company's general operating funds. The Company does not intend to repurchase significant numbers of its shares in the future.

     Effective December 31, 1996, the Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998 as follows:

                                                           December 31,
                                                    -------------------------
                                                           1997          1998
                                                    -----------   -----------
     Dividend yield...............................            0%            0%
     Expected volatility..........................           90%           90%
     Risk free interest...........................          6.5%          6.5%
     Expected lives...............................      5 years       5 years

     Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                           December 31,
                                                    -------------------------
                                                           1997          1998
                                                    -----------   -----------
     Net loss applicable to common stockholders:
      As reported.................................  $(2,745,027)  $(2,684,011)
      Pro forma...................................  $(2,755,027)  $(2,828,211)
     Loss per share:
      As reported.................................  $      (.19)  $      (.03)
      Pro forma...................................  $      (.20)  $      (.03)

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the status of the Company's stock options to employees as of December 31, 1997, and 1998 and changes during the periods ending on those dates is presented below:

                                                                    Weighted-                      Weighted
                                                                      Average                       Average
                                                                     Exercise                      Exercise
                                                                        Price                         Price
                                                                  December 31,                  December 31,
                                                     Shares              1997       Shares             1998
                                                   ---------     ------------     ---------    ------------
Outstanding at beginning of period...............          -     $          -     1,000,000    $        .02
Granted..........................................  1,000,000              .02     2,020,000             .12
                                                   ---------     ------------     ---------    ------------

Outstanding and exercisable at
 end of period...................................  1,000,000     $        .02     3,020,000    $        .09
                                                   ---------     ------------     ---------    ------------

Weighted-average fair value of
 options granted during the
 period..........................................  1,000,000     $        .01     2,020,000    $        .12
                                                   =========     ============     =========    ============

     The following table summarizes information about fixed stock options to employees outstanding at December 31, 1998:

                                                                                       Weighted
                                                                                        Average
                                                                  Number Out-         Remaining
                                                                 standing and       Contractual
                                                               Exercisable at   Life (Years) at
                                                    Exercise      December 31,     December 31,
                                                       Price             1998              1998
                                                   ---------   --------------   ---------------
                                                   $     .02        1,000,000              3.73
                                                   $     .12        2,000,000              4.37
                                                   $     .34           20,000              4.59
                                                   ---------   --------------   ---------------
                                                   $ .02-.34        3,020,000              3.83
                                                   =========   ==============   ===============

NOTE 12 - INCOME TAXES

     A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                                  December 31,
                                                            -------------------------
                                                                  1997           1998
                                                            ----------     ----------
     Tax benefit computed at statutory rate...........      $ (295,000)    $ (341,000)
     Non-deductible permanent difference..............               -         42,196
     Change in valuation allowance, net of valuation
      allowance of acquired subsidiaries..............         295,000              -
                                                            ----------     ----------
                                                            $        -     $ (298,804)
                                                            ==========     ==========

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

                                                             December 31,
                                                      -------------------------
                                                             1997          1998
                                                      -----------   -----------
     Deferred tax assets:

      Net operating loss............................  $   295,000   $ 1,829,000

      Provision for doubtful accounts...............        7,000        21,000
      Other.........................................            -        18,000
                                                      -----------   -----------

     Total deferred tax asset.......................      302,000     1,868,000

     Valuation allowance............................     (302,000)   (1,169,000)
                                                      -----------   -----------

     Net deferred tax asset.........................            -       699,000

     Deferred tax liability:
      Capital leases................................            -       122,000
      Difference in carrying value of property and
       Equipment....................................      298,804       577,000
                                                      -----------   -----------

     Total deferred tax liability...................      298,804       699,000
                                                      -----------   -----------

     Net deferred tax liability.....................  $   298,804   $         -
                                                      ===========   ===========

     At December 31, 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

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


NOTE 13 - COMMITMENTS AND CONTINGENCIES

     As of November 1, 1997, Acqueren relocated its operations from Brooklyn, NY, to Nicholls, GA. In accordance with the move the Company executed a lease from an unrelated party for the Company's new facility for a term of two years through October 9, 1999 and provides for annual rent of $39,300. The lease provides for an option to renew for an additional term of two years. For the year ended December 31, 1998, $31,600 was recorded as rent expense under this lease.

     In connection with the relocation to Nicholls, GA in 1997, Acqueren terminated its union contract in New York. The union has claimed a deficiency for unfunded pension liabilities. Management has accrued $125,000 in 1998 relating to this potential liability. Management estimates that such an amount will be sufficient to cover any potential obligation to this union.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Various key officials of the Company have entered into employment agreements with the Company. The CEO of the Company entered into a three-year employment agreement which provides for a monthly salary of $1,000 plus a bonus as determined by the Board of Directors. The two key management personnel of Har-Whit/Pitts and Spitts, who were also Directors of the Company, entered into three-year employment contracts expiring in 2000 that require payments of $5,000 per month to each director plus a bonus at the discretion of the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $124,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. The Company entered into other employment agreements in connection with the purchase of CRC as discussed in Note 3.

     CRC leases office space, at $13,000 per month, under a non-cancelable operating lease expiring November 30, 1999 from the father-in-law of the prior stockholder of CRC who became a shareholder in the Company after the CRC acquisition in Note 3. Prior to the date of acquisition by AIII, CRC owed approximately $160,000 of unpaid rent under this lease. At the date of acquisition, the Company settled the unpaid rent for $50,000 and renegotiated the lease terms, including the commitment to make the necessary building improvements for earthquake compliance. The Company estimates these costs to be approximately $150,000. As part of the acquisition of CRC, the Company acquired CRC's option (expiring on July 31, 1999) to purchase the leased building occupied by CRC for $1,170,000.

     The Company leases automobiles under operating leases expiring in various years through June 30, 2001. Future aggregate rental payments under these non-cancelable operating leases require annual payments of approximately $20,000 through 2001.

     On December 10, 1998, the Company filed an Original Petition and Request for Temporary Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA Industries, Inc. ("TDA") and its former principal stockholder in the 56th Judicial District Court of Galveston, Texas. The Company claims that the defendants misrepresented the amount of Acqueren's equity as of the date of the purchase agreement. The Company is seeking actual damages in the amount of not less than $1,100,000, in addition to further relief which it may be entitled to.


NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company advanced the Chief Executive Officer $27,190 as of December 31, 1998. The officer executed a promissory note to the Company due upon demand. This note bears interest at prime and is included in notes receivable as of December 31, 1998.

     Other related party transactions are discussed in Notes 3, 6, 9, 11 and 13.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SEGMENT INFORMATION

     The Company has four reportable segments and corporate overhead: industrial/commercial, oil and gas, real estate and media/entertainment. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominantly in the energy industry; and (3) distributions of speciality chemicals for the automotive after-market, including specializing in the application of spray-on bed-liners for truck beds. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington county, Texas. The media/entertainment segment is a provider of technical, optical and digital services to the motion picture and television industry. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

     Consolidated net sales and net operating losses were as follows:

                                                          Years ended
                                                          December 31,
                                                 ------------------------------
                                                        1997               1998
                                                 -----------        -----------
     Net sales:
      Industrial/Commercial...................   $ 2,501,860        $ 8,907,617
      Media/Entertainment.....................             -          1,305,422
      Oil and gas.............................             -                  -
      Real estate.............................             -                  -
      Corporate...............................             -                  -
                                                 -----------        -----------

     Consolidated net sales...................   $ 2,501,860        $10,213,039
                                                 -----------        -----------

     Income (loss) from operations:
      Industrial/Commercial...................   $  (161,250)       $   249,409
      Media/Entertainment.....................             -            192,215)
      Oil and gas.............................             -             63,763
      Real estate.............................             -           (115,291)
      Corporate...............................      (646,917)        (1,026,646)
                                                 -----------        -----------

     Consolidated operating loss..............   $  (808,167)       $(1,020,980)
                                                 ===========        ===========

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of identifiable assets, depreciation and amortization, and capital additions of continuing operations is as follows:

                                               Depreciation
                                 Identifiable           and    Capital
                                       Assets  Amortization  Additions
                                 ------------  ------------  ---------
Year ended December 31, 1997:
     Industrial/commercial       $  2,286,098  $    194,107  $  26,262
     Media/Entertainment                    -             -          -
     Oil and gas                            -             -          -
     Real estate                      225,000             -          -
     Corporate                        171,983             -          -
                                 ------------  ------------  ---------
     Consolidated                $  2,683,081  $    194,107  $  26,262
                                 ============  ============  =========

Year ended December 31, 1998:
     Industrial/Commercial       $  4,274,845  $    104,200  $  68,872
     Media/Entertainment            4,391,898       183,687     97,197
     Oil and gas                       63,763             -      1,331
     Real estate                      944,515             -    167,922
     Corporate                      3,893,160       140,701     82,591
                                 ------------  ------------  ---------
     Consolidated                $ 13,568,181  $    428,588  $ 417,913
                                 ============  ============  =========

     The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.


NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED)

     Unlimited Coatings Acquisition

     Effective January 1, 1999 the Company acquired 100% of the outstanding common stock of Marald, Inc. d/b/a Unlimited Coatings ("UC"), through the issuance of 3,500,000 restricted shares of common stock of AIII valued at fair market value of approximately $652,000 at $.19 per share. In addition, a finders fee of $45,000 was paid in part to a party related to the CEO. The transaction has been accounted for as a purchase.

     UC is a distributor of specialty chemicals, such as rust proofing, undercoating, fabric protectants, and fuel additives to the automotive after-market. Best known for its spray-on bed-liners for truck beds, UC products are marketed under the "Toro Liner" name through a network of independent distributors.

     The allocation of the purchase price of UC is shown below:

                                                            Amount
                                                       -----------
                                                        (Unaudited)
     Purchase consideration:
      Common stock (restricted)......................  $   652,000
      Finders fee....................................       45,000
                                                       -----------
      Total..........................................      697,000
                                                       -----------
     Assets acquired and liabilities assumed:
      Assets:
       Current.......................................  $   123,000
       Fixed.........................................       43,000
       Other.........................................        2,000
       Liabilities...................................     (183,000)
                                                       -----------
     Excess Purchase Price over Net Assets Acquired..  $   712,000
                                                       ===========

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Sale of Real Estate Option

     In November 1998, Acqueren deposited $100,000 on behalf of TRE as earnest money on a contract with a third party for the option to buy a building in downtown Houston, Texas. The earnest money deposit is included in other assets in the accompanying consolidated balance sheet at December 31, 1998. In February 1999, TRE sold such option to unrelated third parties for $600,000, realizing a gain on sale of $500,000.

     Investment in Signal Products, Inc.

     In March 1999, the Company agreed to acquire a minority interest (approximately 20%) in Signal Products, Inc. (Signal), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. Signal develops, manufactures and markets its products throughout the United States. The investment in Signal is to be accomplished through the issuance of 10,000,000 restricted shares of common stock of AIII, valued at fair market value of approximately $2,000,000. The shares are placed in escrow pending the completion of a business valuation of Signal. The shares are to be released from escrow upon satisfactory determination of Signal's value; 5,000,000 shares to Hardee Capital Partners and 5,000,000 shares to Elk International, a related party, both of which had claims against the shares of Signal. To date the valuation has not been completed. Since the restricted shares of common stock of the Company are held in escrow and have not been issued to consummate this transaction, such shares are not considered outstanding for purposes of EPS calculations.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Line of Credit

     In February 1999, CRC arranged a $200,000 working line of credit, with interest at prime, due in February 2000. The line is secured by certain investments of a related subsidiary.


NOTE 17 - RESTATEMENT OF PRIOR PERIODS

     The Company's financial statements for the years ended December 31, 1997 and 1998, have been restated to reflect the acquisitions of TRE, Brenham, Midtowne and real estate held for sale at the seller's historical cost plus assumed liabilities. The acquisitions were previously recorded at fair value. The transactions have been recorded at carry-over cost since the shareholders of the entities of all these acquisition transactions are under common control. Accordingly, the Company restated its financial statements to reflect the real estate held for sale and natural gas and mineral interests at the seller's carry-over cost. The Company recorded a deemed dividend which represents the fair value of the asset acquired in excess of the predecessor carry-over historical cost.

     The effects of the restatements are as follows:

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the years ended December 31, 1997 and 1998

                                         As Previously Reported           As Restated
                                              December 31,                December 31,
                                      --------------------------    -------------------------
                                             1997           1998           1997          1998
                                      -----------    -----------    -----------   -----------
Consolidated Balance Sheets:
Real estate held for sale...........  $ 1,983,700    $ 4,910,140    $   408,700   $ 1,239,584
Natural gas and mineral interests,
 net of amortization of $45,000
 and $105,000.......................      300,000        240,000              -             -
Deficit.............................   (1,097,871)    (4,192,960)    (2,972,871)   (8,045,998)

Consolidated Statement of Loss:
Operating expenses..................          N/A    $ 3,173,504            N/A   $ 3,113,504
Operating loss......................          N/A     (1,080,980)           N/A    (1,020,980)
Net loss applicable to common
  Stockholders......................     (870,027)      (705,973)    (2,745,027)   (2,684,011)

Loss per share - basic and
 diluted............................         (.06)   $      (.01)          (.19)  $      (.03)