Form 10QSB/A
period 1999-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 1999-12-21
CIK 1073146

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 AMENDMENT TO

                                  FORM 10-QSB
________________________________________________________________________________

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   For the quarterly period ended March 31, 1999

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


                   AMERICAN INTERNATIONAL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

Commission file number: 000-25223

                          Nevada                                        88-0326480
                          ------                                        ----------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

          601 Hanson Road                                                    77565-2701
          ---------------                                                     ----------
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

American International Industries, Inc.

Item I.  Financial Statements

Consolidated Balance Sheets                    Unaudited          Audited
March 31, and December 31,                        1999              1998
-------------------------------------------------------------------------------
                                               (Restated-       (Restated-
Assets                                            Note 8)          Note 8)

Current

Cash                                           $  2,389,014     $  2,149,916
Trading securities                                  834,082          418,770
Marketable securities available-for-sale          1,220,625          115,884

Accounts receivable, net of allowance
 for doubtful accounts                            1,298,449        1,641,469

Accounts receivable, related party                  105,249                -

Notes receivable                                    190,390          116,190

Inventories, net of reserve                       1,089,133        1,055,091

Other                                               194,141          141,996


-------------------------------------------------------------------------------


Total current assets                              7,321,083        5,639,316


Real estate held for sale                         1,239,584        1,239,584

Property and equipment, net of accumulated
 depreciation                                     5,015,297        5,060,372

Goodwill, net of amortization                     1,748,527        1,085,616

Non-compete agreements, net of amortization         385,000          417,500

Other                                               117,114          125,793
-------------------------------------------------------------------------------


Total Assets                                   $ 15,826,605     $ 13,568,181
-------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Balance Sheets                                             Unaudited          Audited
 March 31, and December 31,                                               1999               1998
---------------------------------------------------------------------------------------------------
                                                                        (Restated-       (Restated-
Liabilities and Stockholders' Equity                                       note 8)          note 8)
Current liabilities
  Accounts payable                                                   $   1,262,835    $   1,451,717
  Accrued expenses                                                         450,982          481,227
  Margin loan from a financial institution                                 367,685          195,645
  Accrued property taxes                                                   411,945          386,601
  Notes payable, current portion                                           363,801          116,144
  Notes payable to related parties, current portion                        326,997          459,972
  Capital lease obligations, current portion                               622,082          584,552

---------------------------------------------------------------------------------------------------

Total current liabilities                                                3,806,327        3,675,858

Notes payable, less current portion                                      1,586,237        1,599,909

Notes payable to related parties, less current portion                     389,182          320,324

Capital lease obligations, less current portion                            597,350          776,388

Other                                                                      122,740                -

---------------------------------------------------------------------------------------------------

Total Liabilities                                                        6,501,836        6,372,479

---------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value:
   10,000,000 shares authorized, none issued                                     -                -
  Common stock, $.001 par value; 200,000,000 shares authorized             124,916          121,116
  Additional paid-in capital                                            16,402,999       15,726,799
  Deficit                                                               (8,004,723)      (8,045,998)

---------------------------------------------------------------------------------------------------

                                                                         8,523,192        7,801,917

Less: Common stock subscriptions receivable                               (130,000)        (550,000)
Treasury stock, at cost - 238,000 shares in 1999 and 1998                  (37,251)         (37,251)
Accumulated other comprehensive gain (loss)                                968,828          (18,964)

---------------------------------------------------------------------------------------------------

Total stockholders' equity                                               9,324,769        7,195,702

---------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $  15,826,605    $  13,568,181
---------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Operations

                                               Unaudited          Unaudited
For the three months ended March 31,              1999              1998
-------------------------------------------------------------------------------
                                               (Restated-        (Restated-
                                                 Note 8)           Note 8)
Net Sales                                      $  4,214,020     $    517,756

Cost of sales                                     2,934,465          363,086
-------------------------------------------------------------------------------

Gross Profit                                      1,279,555          154,670

Operating Expenses                                1,191,505          317,281
-------------------------------------------------------------------------------

Operating Income (Loss)                              88,050         (162,611)
-------------------------------------------------------------------------------

Other Income (Expense):

Interest income                                      16,785               15
Investment income (loss)                            (42,493)               -
Interest expense                                    (87,273)         (11,422)
Other income                                         66,206           13,091

-------------------------------------------------------------------------------

Total other income (expense), net                   (46,775)           1,684

-------------------------------------------------------------------------------

Net Income (Loss)                              $     41,275     $   (160,927)

-------------------------------------------------------------------------------

Income (loss) per share - basic and diluted    $       0.00     $       0.00
Weighted average share outstanding              124,785,971       51,939,697

-------------------------------------------------------------------------------

Consolidated Statements of Comprehensive
    Income (Loss)
-------------------------------------------------------------------------------

Net Income (loss)                              $     41,275     $   (160,927)

Unrealized gain on securities
available for sale
  Unrealized holding gain arising
  during the period                                 987,792                -

-------------------------------------------------------------------------------

Comprehensive Income (Loss)                    $  1,029,067     $   (160,927)

-------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31,
Increase (Decrease) in Cash                                           1999                     1998
-------------------------------------------------------------------------------------------------------------
                                                                   (Restated                (Restated
                                                                     Note 8)                  Note 8)
Cash Flows From Operating Activities:
   Net Income (Loss)                                               $   41,275             $  (160,927)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                      249,747                  53,358
   Bad debt reserve                                                   (73,445)                      -
   Inventory reserve                                                   (8,468)                      -
   Realized gain on sale of securities                                (48,905)                      -
   Increase in market value of equity securities                       91,398                       -
   Changes in assets and liabilities, net of
    aquired assets and liabilities:
    Accounts receivable                                               396,639                  (4,951)
    Inventories                                                        10,883                 (19,285)
    Other current assets                                              (50,084)                      -
    Purchase of trading securities, net                              (482,953)                      -
    Other assets                                                       48,768                       -
    Accounts payable and accruals                                    (243,299)                 81,662
    Deferred revenue                                                  122,766                       -

-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    54,322                 (50,143)
-------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Purchase of available-for-sale investment securities               (116,949)                 (6,983)
  Capital expenditures                                                (99,174)                 (1,023)
  Notes receivable                                                     (5,500)                (36,102)

-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                (221,623)                (44,108)

-------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Proceeds from stock subscriptions                                  420,000                       -
   Proceeds from issuance of stock                                      6,000                       -
   Proceeds from notes payable                                        607,900                  94,000
   Repayments of notes receivable                                      31,000                       -
   Repayments of notes payable                                       (515,148)                (44,878)
   Principal payments on capital lease obligations                   (143,263)                 (1,626)
   Proceeds from common stock sales                                         -                 122,000

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             406,489                 169,496

-------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.


For the three months ended March 31,     Increase (Decrease) in Cash          1999               1998
---------------------------------------------------------------------------------------------------------
Net increase in cash                                                         239,188               75,245

Cash at beginning of period                                                2,149,916               62,991

Cash at end of period                                                   $  2,389,014          $   138,236

---------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
 Interest paid                                                          $     87,273          $    11,422

Non-Cash Transactions
Purchase of securities on margin                                        $    172,040          $         -
---------------------------------------------------------------------------------------------------------

Subscriptions of common stock                                           $          -          $    50,000
---------------------------------------------------------------------------------------------------------

Purchase of subsidiary assets and liabilities through the issuance of common stock and options:

  Accounts receivable                                                  $      87,215          $         -
  Inventory                                                                   36,496                    -
  Property and equipment                                                      43,000                    -
  Other assets                                                                 1,885                    -
  Goodwill                                                                   674,764                    -
  Accounts payable                                                            76,498                    -
  Notes payable                                                               30,500                    -
  Notes payable to related parties                                            30,000                    -
  Other liabilities                                                              220                    -

                    See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.


NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of American International Industries, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1998 has been audited. The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows have been reflected in the accompanying financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 1999.

NOTE 2

ACQUISITION

Effective January 1, 1999, the Company acquired 100% of the shares of Marald, Inc., dba Unlimited Coatings, ("Marald") in exchange for 3,500,000 shares of common stock of American International Industries, Inc. valued at fair market value of $652,000. In addition, a finders fee of $45,000 was payable, in part to a party related to the CEO. The acquisition was treated as a purchase. Accordingly the financial position and results from operations of Marald for the three month period ended March 31, 1999 are included in the Company's financial statements from the effective date of the acquisition.

NOTE 3

INVESTMENT IN SIGNAL PRODUCTS, INC.

In March 1999, the Company committed to acquire a minority interest in Signal Products, Inc. ("Signal"), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. The shares related to that transaction were placed in escrow pending a business evaluation of Signal. Release of the shares from escrow is to be made upon satisfactory determination of Signal's value. Such evaluation has not been completed at this time.

NOTE 4

SALES OF TEXAS REAL ESTATE ENTERPRISES, INC. ("TREE")

In November, 1998, the Company deposited $100,000 as earnest money on a contract with a third party for the option to buy an office building in downtown Houston, Texas. In February, 1999, the Company sold its rights under the contract to unrelated third parties for $600,000, realizing a gross profit on the sale of $500,000.

NOTE 5

UNREALIZED GAIN ON AVAILABLE-FOR-SALE EQUITY SECURITIES

During the three months ended March 31, 1999, the increase in the value of investments in securities resulted in unrealized gains being reflected as "Accumulated other comprehensive gains", an increase in stockholders' equity, amounting to $968,828 at March 31, 1999. There were no tax effects on this gain due to the availability of net operating loss carryforwards. The unrealized gain during the three months ended March 31, 1999 of $987,792 results in comprehensive income for the quarter of $1,029,067.

NOTE 6

SEGMENT INFORMATION

Consolidated net sales and net operating income (loss) for the three months ended March 31, 1999 and 1998 were as follows:

                                        Three months ended
                                        March 31:
Net sales:                                      1999        1998
                                                       (Restated-
                                                        Note 8)
                                         -----------   ---------
 Industrial/Commercial                   $ 2,456,703   $ 517,756
 Media/Entertainment                       1,157,317          --
 Real Estate                                 600,000          --
                                         -----------   ---------
Consolidated net sales                   $ 4,214,020   $ 517,756

Income (loss) from operations:

 Industrial/Commercial                   $    72,407   $ (47,999)
 Media/Entertainment                        (218,415)         --
 Real Estate                                 485,101      (6,581)
 Oil & Gas                                    (5,014)     (4,283)
 Corporate                                  (246,029)   (103,748)
                                         -----------   ---------
Consolidated operating income (loss)     $    88,050   $(162,611)
                                         -----------   ---------

Summary of identifiable assets

 Industrial/Commercial                   $ 7,609,017
 Media/Entertainment                       4,483,456
 Real Estate                               1,366,440
 Oil & Gas                                    63,610
 Corporate                                 2,304,082
                                         -----------
Consolidated assets                      $15,826,605
                                         -----------


NOTE 7

SUBSEQUENT EVENTS

In April, 1999, the Company acquired 100% of the outstanding shares of Tough Truck and Accessories, Inc. dba Armor Linings ("Armor"). Armor operates a facility in Houston, for the application of spray-on liners for truck beds, undercoating and rust-proofing of vehicles, and wholesale and retail sales of truck accessories. Customers include many of the Houston area auto and truck dealerships. Armor has established commercial applications of the coatings, which are applied for corrosion resistance and noise suppression in diverse uses. A manufacturing company has Armor apply the lining to the inside of housings for large turbine engines. Other applications include surfaces exposed to corrosive materials in chemical and refining plants, lining the interior of refuse containers (dumpsters), spraying floors and decks, and other applications where a tough surface, resistant to corrosion, moisture and wear is needed. The chemicals are supplied by Marald, which was acquired by the Company in January 1999. The Company paid cash in the amount of $143,000 and assumed approximately $85,000 related to certain equipment lease obligations. The acquisition will be accounted for as a purchase.

     In April and May, 1999 the Company's investment in securities which had been classified as securities available for sale, were sold in a series of transactions. The total proceeds of those sales amounted to $1,272,327, the total cost of the shares was $258,326 and the total realized gain amounted to $1,014,001.

NOTE 8 - RESTATEMENT OF PRIOR PERIODS

The Company's financial statements for the periods identified below have been restated to reflect the acquisitions of TRE, Brenham, Midtowne and real estate held for sale at the seller's historical cost plus assumed liabilities. The acquisitions were previously recorded at fair value. The acquisitions, consisting of real estate and mineral rights, have been recorded at carry-over cost since the shareholders of the entities of all these acquisition transactions are under common control. Accordingly, the Company restated its financial statements to reflect the real estate held for sale and natural gas and mineral interests at the seller's carry-over cost and to reduce depletion on the related mineral interests previously taken.

    The effects of the restatements are as follows:

                                             As Previously Reported                     As Restated
                                        ----------------------------------     ---------------------------------
                                        March 31, 1999   December 31, 1998     March 31, 1999  December 31, 1998
                                        --------------   -----------------     --------------  -----------------
Consolidated Balance Sheets:
Real estate held for sale............. $ 4,910,140      $ 4,910,140             $ 1,239,584      $ 1,239,584
Natural gas and mineral interests
  net of amortization of $105,000.....     240,000          240,000                       -                -
Deficit...............................  (4,151,685)      (4,192,960)             (8,004,723)      (8,045,998)

                                          Three months ended March 31,           Three months ended March 31,
                                             1999              1998                 1999              1998
                                             ----              ----                 ----              ----
Consolidated Statements of Loss:
Operating expenses...................      N/A         $  332,281                  N/A           $  317,281
Operating loss.......................      N/A           (177,611)                 N/A             (162,611)
Net loss ............................      N/A           (175,927)                 N/A             (160,927)

Loss per share - basic and
   diluted...........................      .00         $     (.01)                 .00                 (.00)

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

     In order to make this document easier to read, the following defined terms are used: Northeastern Plastics, Inc. ("NPI"), Modern Film Effects, Inc., d/b/a Cinema Research Corporation ("CRC"), Marald, Inc. ("Marald"), Tough Truck and Accessories, Inc., d/b/a Armor Linings ("Armor Linings"), Har-Whit / Pitt's & Spitt's Inc. ("Har-Whit"), Texas Real Estate Enterprises, Inc. ("TREE"), Brenham Oil & Gas, Inc. ("Brenham"), and Acqueren, Inc. ("Acqueren").

     Restatement of Prior Periods.

     The Company's financial statements for the periods ended March 31, 1999 and 1998 and as of March 31, 1999 and December 31, 1998 have been restated to reflect the acquisitions of TREE, Brenham, Midtowne and real estate held for sale at the seller's historical cost plus assumed liabilities. The acquisitions were previously recorded at fair values. The acquisitions, consisting of real estate and mineral rights have been recorded at carry-over cost since the shareholders of the entities of all these acquisition transactions are under common control. Accordingly, the Company restated its financial statements to reflect the real estate held for sale and natural gas and mineral interests at the sellers' historical carry-over cost. The effects of the restatement are described in Note 8 to the Company's consolidated financial statements.

     Results of Operations - Consolidated AIII

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998. Consolidated net income for the three-month period ended March 31, 1999 was $41,275 as compared to a loss during the three months ended March 31, 1998 of $160,927. The factors contributing to the consolidated net income for the period are discussed below:

     The net sales for the three months ended March 31, 1999, were $4,214,020 as compared to $517,756 for March 31, 1998, such 714% increase being primarily attributable to the inclusion of the sales of Northeastern Plastics, Inc. ("NPI"), Modern Film Effects, Inc. dba Cinema Research Company ("CRC"), Marald, and TREE. NPI had sales for the three-month period of $1,545,390. CRC revenues for the three month period ended March 31,1999 were $1,157,317 and Marald had revenues of $472,866. Har-Whit sales for the three months ended March 31, 1999 were $438,447 as compared to $517,756 for the three months ended March 31, 1998. TREE had sales of $600,000 for the three-month period ended March 31, 1999, while it had no sales activity for the comparable three months of 1998. Brenham Oil & Gas, Inc. ("Brenham") reported royalty income of $4,308 in the current quarter compared to $9,686 during the first three months of 1998. The activity of Acqueren during the three months ended March 31, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $42,493. Cost of sales as a percentage of net sales for the three months ended March 31, 1999 was approximately 69.6%,with gross margins of 30.4%, as compared to approximately 70.1% cost of sales and 29.9% gross margins during the three-month period ended March 31, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 16.9% during this quarter. CRC posted margins averaging 20.3% during the three months ended March 31, 1999, while Har-Whit sustained 30.4% margins in 1999 as compared to 29.9% margins in 1998. TREE experienced margin of 83.3% on its sale of real estate rights, as the $100,000 cost associated with the contract constitutes 16.7% of sales.

     Operating expenses for the three months ended March 31, 1999 were $1,191,505 as compared to $317,281 for the three months ended March 31, 1998. This increase is primarily the result of the acquisitions of NPI, which had operating expenses of $238,392 during the current quarter and CRC, which incurred operating expenses of $453,377 including certain costs of relocating the digital operations to the optical facility. Marald incurred $81,815 in operating expenses during the three months ended March 31, 1999. TREE incurred operating expenses, primarily property taxes, of $14,899. AIII incurred expenses at the corporate level of $246,029, including $72,604 of legal and professional fees and $25,000 amortization of goodwill.

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

     Net Income and Comprehensive Income

     Consolidated net income for the three-month period ended March 31, 1999 was $41,275 as compared to the net loss of $160,927 sustained in the three months ended March 31, 1998. During the three months ended March 31, 1999, TREE had net income of $489,669, NPI posted net income of $23,286, Har-Whit had a net loss of $15,978, CRC posted a loss of $238,582, and Brenham had a net loss of `$153. AIII sustained a loss of $246,067 at the corporate level. Acqueren experienced a loss of $37,984. Unrealized gains, amounting to $968,828, on available-for-sale investments in equity securities are included as a component of stockholders equity. Such unrealized investment gains are included as a component of comprehensive income, which totals $1,029,067 for the three months ended March 31, 1999. Of the prior year loss, $103,748 was incurred by AIII at the corporate level, with the remainder primarily attributable to the Har-Whit operations during the first three months of 1998. No investment activities gave rise to unrealized gains or losses in the comparable quarter in 1998.

     Liquidity and Capital Resources - AIII

     Total assets at March 31, 1999, were $15,826,605, as compared to $13,568,181 at December 31, 1998, an increase of 16.6%. The increase is primarily attributable to increase in the value of trading securities and securities available for sale and the acquisition of Marald.

     Total liabilities at March 31, 1999, were $6,501,836, as compared to $6,372,479 at December 31, 1998. The increase is primarily the result of the acquisition of Marald.

     At March 31, 1999, AIII's current working capital was $3,514,756 as compared to $1,963,458 at December 31, 1998. The improvement in working capital is primarily attributable to the increase in value of investments in equity securities. AIII's consolidated cash position at March 31, 1999, was $2,389,014 as compared to $ 2,149,916 at December 31, 1998. Accounts receivable, at March 31, 1999 were $1,298,449 compared to $1,641,469 at December 31 1998. Inventories increased to $1,089,133 at March 31, 1999 as compared to $1, 055,091 at December 31, 1998. Investments in trading securities increased to $834,082 at March 31, 1999 from $418,770 at December 31, 1998. and the value of available for sale securities at March 31, 1999 increase to $1,220,625 from the $115,884 value at December 31, 1998.

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

     Results of Operations-- CRC

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

     Liquidity and Capital Resources-- CRC

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

     The Company had an option to acquire its building. That option was assigned to one of the former owners of CRC in conjunction with the sale to him of that option and the forgiveness of certain amounts owed to him by the company. At the present time, CRC has no commitments for additional financing, and there is no assurance that it will be able to arrange any other financing at favorable rates, if at all.

     In September 1998, CRC borrowed $1,000,000 in the form of a promissory note from a financial institution at 7.75%, which matures in November, 2000. That borrowing was used to retire bank and other indebtedness which existed prior to the acquisition by AIII. AIII has committed to funding the operations of CRC until December 31, 1999.

Industrial/Commercial Segment

     Results of Operations-- NPI

     For the three months ended March 31, 1999 NPI had net sales of $1,545,390, operating expenses were $238,392, and operating income of $22,931. Other income of $355 includes net interest expense of $4,563 and other income of $4,918. Net income for the three months was $23,286.

     Liquidity and Capital Resources -- NPI

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

     Results of Operations--Har-Whit

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

     Liquidity and Capital Resources-- Har-Whit

     Har-Whit has arranged a $150,000 line of credit with a financial institution secured by its accounts receivable and parent guarantee. The interest rate for the line of credit is at 7.75% and the note matures in May, 2000.

     Results of Operations-- Marald

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

     Liquidity and Capital Resources-- Marald

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

     Management has spoken to all management personnel at each of its subsidiaries regarding their company's reliance on computer systems. Based upon these discussions, management believes that it has substantially completed the modifications necessary to assure that the Company does not have significant exposure to the Year 2000 issue. The majority of the subsidiaries' operations do not rely on computer operations for conducting the significant parts of its business, and accordingly, the Company does not believe that its products and services involve any material Year 2000 risks. CRC's optical operations do not involve the use of computerized equipment for the material portion of its operations, and its digital equipment has been updated with year 2000 compliant software. In the second quarter of 1999, the Company established a formal Year 2000 task force to develop and implement a Year 2000 readiness program.

     In addition to reviewing its internal systems, the Company has had communications with its significant customers and vendors concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

     The Company did not incur costs to address the Year 2000 issue which had a material adverse effect on the Company's financial condition, results of operations or liquidity due to the aforementioned factors.

     The Company has completed its Year 2000 assessment and necessary remediations . However, there can be no assurance that the Company will not be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

     Although the Company expects its internal systems are Year 2000 compliant as described above, the Company has prepared a contingency plan which specifies what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner.

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

     In January 1999, the Company issued options to purchase 115,000 and 45,000 shares of Company common stock at exercise prices of $0.24 and $.02 per share respectively, to employees of the Company for services rendered. In March 1999, the Company sold 2,500,000 shares of Company common stock to a director of the Company for $250,000. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are to be filed as part of this Form 10-QSB:


     Exhibit No.    Identification of Exhibit
                    -------------------------

     3(i)(1)        Certificate of Incorporation of the Company, and Amendments
                    thereto.
     3(ii)(1)       Amended and Restated By-laws of the Company
     4.1(1)         Common Stock Certificate, American International Industries,
                    Inc.
     4.2(1)         Common Stock Certificate, Acqueren, Inc.
     4.3(1)         Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
     10.1(1)        Daniel Dror, Sr. Employment Agreement dated May 14, 1998
     10.2(1)        Daniel Dror, Sr. Employment Agreement dated October 16, 1998
     10.3(1)        Raymond C. Hartis Employment Agreement
     10.4(1)        D. Wayne Whitworth Employment Agreement
     10.5(1)        Marc Fields Employment Agreement
     10.6(1)        Jordan Friedberg Employment Agreement
     10.7(2)        Shabang!  Merchant Service Agreement
     10.8(2)        American International Industries, Inc. Lease
     10.9(2)        Brenham Oil and Gas, Inc. Royalty Interest
     10.10(2)       Brenham Oil and Gas Interest Lease
     10.11(2)       Modern Film Effects, Inc. Lease
     10.12(2)       Northeastern Plastics, Inc. Lease
     27(3)          Financial Data Schedule
____________________

(1)  Filed previously on registration statement Form 10-SB SEC File No. 000-
     25223.
(2) Filed previously on the Company's annual report on Form 10-KSB SEC File No. 000-25223.
(3)  Filed herewith

     (b)  There have been no reports filed on Form 8-K.

                              SIGNATURES
                              ----------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                         American International Industries, Inc.


     Date:  December 21, 1999                  /s/ Daniel Dror
                                         ----------------------------
                                         Daniel Dror,
                                         Chief Executive Officer