Form 10QSB/A
period 1999-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 1999-12-21
CIK 1073146

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 AMENDMENT TO:

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

                                    PART I

Item 1.   Financial Statements

American International Industries, Inc.

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------
                                                             Unaudited       Audited
                                                               1999            1998
                                                             (Restated -    (Restated -
June 30, and December 31,                                     Note 9)          Note 9)
-----------------------------------------------------------------------------------------
Assets

Current

  Cash                                                       $    644,941    $  2,149,916
  Trading securities                                            1,431,262         418,770
  Marketable securities available-for-sale                              -         115,884
  Restricted certificate of deposit                               150,000               -
  Accounts receivable, net of allowance
    for doubtful accounts                                       3,908,030       1,641,469
  Accounts receivable, related party                              141,571               -
  Notes receivable                                                 62,190         116,190
  Inventories, net of reserve                                   1,241,645       1,055,091
  Other                                                           112,290         141,996
-----------------------------------------------------------------------------------------
Total current assets                                            7,691,929       5,639,316

Real estate held for sale                                       1,239,584       1,239,584
Property and equipment, net of accumulated depreciation         4,995,310       5,060,372
Goodwill, net of amortization                                   1,812,160       1,085,616
Non-compete agreements, net of amortization                       352,500         417,500
Investment in equity investee                                     300,000               -
Restricted certificate of deposit                               1,000,000               -
Other                                                              81,796         125,793
-----------------------------------------------------------------------------------------
Total  assets                                                $ 17,473,279    $ 13,568,181
-----------------------------------------------------------------------------------------

American International Industries, Inc.

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------
                                                                 Unaudited          Audited
                                                                   1999               1998
                                                                 (Restated -       (Restated -
June 30, and December 31,                                         Note 9)            Note 9)
-----------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                               $   3,469,088     $  1,451,717
  Accrued expenses                                                     669,476          481,227
  Margin loan from a financial institution                             344,717          195,645
  Accrued property taxes                                               361,188          386,601
  Notes payable, current portion                                       655,674          116,144
  Notes payable to related parties, current portion                    175,912          459,972
  Capital lease obligations, current portion                         1,017,293          584,552
-----------------------------------------------------------------------------------------------
Total current liabilities                                            6,693,348        3,675,858

Notes payable, less current portion                                  1,568,276        1,599,909
Notes payable to related parties, less current portion                 376,531          320,324
Capital lease obligations, less current portion                        266,024          776,388
Other                                                                   19,729                -
-----------------------------------------------------------------------------------------------
Total Liabilities                                                    8,923,908        6,372,479
-----------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value:
    10,000,000 shares authorized, none issued                                -                -
  Common stock, $.001 par value; 200,000,000 shares authorized         124,926          121,116
  Additional paid-in capital                                        16,768,147       15,726,799
  Deficit                                                           (8,211,202)      (8,045,998)
-----------------------------------------------------------------------------------------------
                                                                     8,681,871        7,801,917
Less:  Common stock subscriptions receivable                          (100,000)        (550,000)
Treasury stock, at cost - 220,000 and 238,000
shares in 1999 and 1998, respectively                                  (32,500)         (37,251)
Accumulated other comprehensive gain (loss)                                  -          (18,964)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                           8,549,371        7,195,702
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders equity                        $  17,473,279     $ 13,568,181
-----------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Operations

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Unaudited            Unaudited
                                                                                            1999                1998
                                                                                          (Restated -       (Restated -
For the three months ended June 30,                                                         Note 9)            Note 9)
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                $    5,699,866       $     632,326
Cost of sales                                                                                 5,072,203             414,014
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                    627,663             218,312
Operating Expenses                                                                            1,684,631             454,004
---------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                                               (1,056,968)           (235,692)
---------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):

  Interest and dividend income                                                                   16,303               3,115
  Investment income                                                                             944,923                   -
  Interest expense                                                                             (117,050)            (15,678)
  Other income                                                                                    6,872              23,171
---------------------------------------------------------------------------------------------------------------------------

Total other income (expense), net                                                               851,048              10,608
Net loss before deemed dividends                                                               (205,920)           (225,084)
Deemed dividends                                                                                      -          (2,038,038)
---------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                                               $     (205,920)      $  (2,263,122)
---------------------------------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                                                         (0.00)              (0.03)
Weighted average shares outstanding                                                         124,853,043          89,755,522
---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Loss
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                       (205,920)           (225,084)
Unrealized gain on securities available for sale
  Unrealized holding gain arising during the period                                              62,875                   -
  Less: reclassification adjustment for gains included in net income                         (1,031,703)                  -
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                                                       $   (1,174,748)      $    (225,084)
---------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Operations

-----------------------------------------------------------------------------------------------------------
                                                                              Unaudited         Unaudited
                                                                               1999                1998
                                                                             (Restated -       (Restated -
For the six months ended June 30,                                              Note 9)            Note 9)
-----------------------------------------------------------------------------------------------------------
Net Sales                                                                   $  9,913,885         $ 1,150,082
Cost of sales                                                                  8,006,668             777,100
------------------------------------------------------------------------------------------------------------
Gross Profit                                                                   1,907,217             372,982
Operating Expenses                                                             2,876,136             771,285
------------------------------------------------------------------------------------------------------------
Operating Loss                                                                  (968,919)           (398,303)
------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest and dividend income                                                    30,279                   -
  Investment income                                                              902,430                   -
  Interest expense                                                              (204,322)            (27,100)
  Other income                                                                    75,886              39,392
------------------------------------------------------------------------------------------------------------
Total other income (expense), net                                                804,273              12,292
Net loss before deemed dividends                                                (164,646)           (386,011)
Deemed dividends                                                                       -          (2,038,038)
------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                                  $   (164,646)        $(2,424,049)
------------------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                                          (0.00)              (0.03)
Weighted average shares outstanding                                          124,853,043          70,675,734
------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Loss
------------------------------------------------------------------------------------------------------------
Net loss                                                                        (164,646)           (386,011)
Unrealized gain on securities available for sale
  Unrealized holding gain arising during the period                            1,051,720                   -
  Less: reclassification adjustment for gains included in net income          (1,032,756)                  -
------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                                          $   (145,682)        $  (386,011)
------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the three months ended June 30,           Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss before deemed dividends                                                        $   (205,920)     $   (225,084)
  Adjustments to reconcile net loss before deemed dividends to net cash used in operating activities:
      Depreciation and amortization                                                            259,192            48,938
      Bad debt reserve                                                                          12,000                 -
      Realized gain on sale of securities                                                   (1,096,128)                -
      Loss on disposal of equipment                                                                  -               210
      Increase in market value of equity securities                                            151,205                 -
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                                 (2,679,594)           48,394
        Inventories                                                                           (122,512)          (10,602)
        Other current assets                                                                    85,121                 -
        Purchase of trading securities, net                                                   (685,014)                -
        Other assets                                                                            58,960            (3,000)
        Accounts payable and accruals                                                        2,791,369           (56,255)
        Deferred revenue                                                                      (103,010)                -
        Accrued property taxes                                                                 (50,756)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (1,585,087)         (197,399)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from available-for-sale investment securities, net                                1,284,554                 -
  Capital expenditures                                                                         (62,782)           (9,466)
  Notes receivable                                                                              (1,500)          (32,340)
  Cash paid in acquisitions                                                                   (141,306)                -
  Purchase of restricted certificates of deposit                                            (1,150,000)                -
  Investment in equity investee                                                               (300,000)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (371,034)          (41,806)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds from stock subscriptions                                                             30,000         1,454,000
  Proceeds from notes payable                                                                  527,411                 -
  Repayments of notes payable                                                                 (296,774)           (9,952)
  Principal payments on capital lease obligations                                              (52,779)           (1,668)
  Purchase of treasury stock                                                                     4,190                 -
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 $    212,048      $  1,442,380
------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows

                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the three months ended June 30,           Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                           $ (1,744,073)     $ 1,203,175
Cash at beginning of period                                                                  2,389,014          138,236
Cash at end of period                                                                          644,941        1,341,411
-----------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Interest paid                                                                                118,472           15,678
-----------------------------------------------------------------------------------------------------------------------
Non-Cash Transactions:

Subscriptions of common stock                                                                        -          500,000
-----------------------------------------------------------------------------------------------------------------------
Acquisition of land for common stock                                                                 -          305,444
-----------------------------------------------------------------------------------------------------------------------
Deemed dividend                                                                                      -        2,038,838
-----------------------------------------------------------------------------------------------------------------------
Assumption of property taxes on purchase of land                                                     -          300,000
-----------------------------------------------------------------------------------------------------------------------
Net sales of securities on margin                                                               22,968                -
-----------------------------------------------------------------------------------------------------------------------
Stockholder debt forgiveness                                                                   365,158                -
-----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the six months ended June 30,             Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss before deemed dividends                                                        $   (164,646)      $  (386,011)

  Adjustments to reconcile net loss before deemed dividends to net cash used in operating activities:
      Depreciation and amortization                                                            508,938           102,296
      Bad debt reserve                                                                         (61,490)                -
      Inventory reserve                                                                         (8,468)                -
      Realized gain on sale of securities                                                   (1,145,033)                -
      Loss on disposal of equipment                                                                  -               210
      Decrease in market value of equity securities                                            242,603                 -
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                                 (2,282,955)           43,443
        Inventories                                                                           (111,629)          (29,887)
        Other current assets                                                                   (38,657)                -
        Purchase of trading securities, net                                                 (1,167,967)                -
        Other assets                                                                           115,839            (3,000)
        Accounts payable and accruals                                                        2,388,261            25,407
        Deferred revenue                                                                        19,756                 -
        Accrued property taxes                                                                 (50,756)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (1,756,204)         (247,542)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds (purchase) of available-for sale securities, net                                  1,167,605            (6,983)
  Capital expenditures                                                                        (161,956)          (10,489)
  Notes receivable                                                                              (7,000)          (68,442)
  Cash paid in acquisitions                                                                   (141,306)                -
  Investment in equity investee                                                               (300,000)                -
  Purchase of restricted certificates of deposit                                            (1,150,000)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (592,657)          (85,914)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of stock                                                              456,000         1,576,000
  Proceeds from notes payable                                                                1,135,311            94,000
  Repayments of notes payable                                                                 (555,528)          (54,830)
  Principal payments on capital lease obligations                                             (196,087)           (3,294)
  Purchase of treasury stock                                                                     4,190                 -
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 $    843,886       $ 1,611,876
------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows

                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the six months ended June 30,             Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                           $(1,504,975)      $1,278,420
Cash at beginning of period                                                                 2,149,916           62,991
Cash at end of period                                                                         644,941        1,341,411
----------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Interest paid                                                                               204,322           27,100
----------------------------------------------------------------------------------------------------------------------
Non-Cash Transactions:

Acquisition of land for common stock                                                                -          305,444
----------------------------------------------------------------------------------------------------------------------
Deemed dividend                                                                                     -        2,038,838
----------------------------------------------------------------------------------------------------------------------
Assumption of property taxes on purchase of land                                                    -          300,000
----------------------------------------------------------------------------------------------------------------------
Purchase of securities on margin                                                              149,072                -
----------------------------------------------------------------------------------------------------------------------
Stockholder debt forgiveness                                                                  365,158                -
----------------------------------------------------------------------------------------------------------------------
Subscriptions of common stock                                                                       -          550,000
----------------------------------------------------------------------------------------------------------------------
Purchase of subsidiary assets and liabilities through
  the issuance of common stock and options:
  Accounts receivable                                                                     $    87,215       $        -
----------------------------------------------------------------------------------------------------------------------
  Inventory                                                                                    36,496                -
----------------------------------------------------------------------------------------------------------------------
  Property and equipment                                                                       43,000                -
----------------------------------------------------------------------------------------------------------------------
  Other assets                                                                                  1,885                -
----------------------------------------------------------------------------------------------------------------------
  Goodwill                                                                                    674,764                -
----------------------------------------------------------------------------------------------------------------------
  Accounts payable                                                                             76,498                -
----------------------------------------------------------------------------------------------------------------------
  Notes payable                                                                                30,500                -
----------------------------------------------------------------------------------------------------------------------
  Notes payable to related parties                                                             30,000                -
----------------------------------------------------------------------------------------------------------------------
  Other liabilities                                                                               220                -
----------------------------------------------------------------------------------------------------------------------

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

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1998. The results of operations for the three-month and six- month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year ending December 31, 1999.

Note 2
Acquisition

In April 1999, the Company acquired 100% of the outstanding shares of Tough Trucks and Accessories, Inc., dba Armor Linings ("Armor"). Armor operates a facility in Houston, for the application of spray-on liners for truck beds, undercoating and rust-proofing of vehicles, and wholesale and retail sales of truck accessories. Customers include many of the Houston area auto and truck dealerships. Armor has established commercial applications of the coatings, which are applied for corrosion resistance and noise suppression in diverse uses. A manufacturing company has Armor apply the lining to the inside of housings for large turbine engines. Other applications include surfaces exposed to corrosive materials in chemical and refining plants, lining the interior of refuse containers (dumpsters), spraying floors and decks, and other applications where a tough surface, resistant to corrosion, moisture and wear is needed. The chemicals are supplied by Marald, which was acquired by the Company in January 1999. The Company paid cash in the amount of $143,000 and assumed approximately $85,000 related to certain equipment lease obligations. The acquisition was accounted for as a purchase.

Note 3
Investment in Signal Products, Inc.

In March, 1999, the Company acquired a minority interest in Signal Products, Inc. (Signal), a California corporation, which owns the exclusive license to market handbags and leather accessories bearing the "Guess" trademark. The shares related to that transaction were placed in escrow pending a business evaluation of Signal. Release of the shares from escrow is to be made upon satisfactory determination of Signal's value. Such evaluation has not been completed to date.

Note 4
Realized Gain on Available-for-Sale Equity Securities

In April and May, 1999 the shares of Hertz Technology Group, Inc., which had been classified as securities available for sale, were sold in a sequence of transactions. The total proceeds of those sales amounted to $1,272,117, the total cost of the shares was $239,361 and the total realized gain amounted to $1,032,756.

Note 5
In May, 1999, the Company purchased for investment purposes, 400,000 freely tradable shares (giving effect to a 1 for 5 reverse split) of Worldwide Net, Inc. (WWN) for a total of $300,000, representing 20% of the total outstanding common shares of WWN. WWN is an inactive public company, traded as an over-the-counter-bulletin-board company with nominal assets.

Note 6
Subsequent Events

On June 28, 1999, the Company entered into a definitive agreement to acquire 100% of the optical and digital title, special effects and the scan and record operations of Pacific Title/ Mirage Studios (Pac Title). In September 1999, the Company decided not to proceed with the acquisition at this time.

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

Note 8
Segment Information

                                     Three Months Ended     Six Months Ended
                                           June 30              June 30
Net sales:                             1999        1998     1999         1998
                                       ----        ----     ----         ----
   Industrial/Commercial           4,845,862     632,326     7,302,564   1,150,082
   Media/Entertainment               854,004           0     2,011,321           0
   Real Estate                             0           0       600,000           0
----------------------------------------------------------------------------------
Consolidated net sales             5,699,866     632,326     9,913,885   1,150,082
----------------------------------------------------------------------------------

Income (loss) from operations:
   Industrial/Commercial               96383     (29,249)      168,791     (77,248)
   Media/Entertainment              (475,098)          0      (693,514)          0
   Real Estate                       (30,499)    (15,562)      451,602     (22,143)
   Oil & Gas                                      (3,999)       (5,014)     (8,282)
   Corporate                        (644,754)   (186,882)     (890,784)   (290,630)
----------------------------------------------------------------------------------
Consolidated operating
 income (loss)                    (1,056,968)   (235,692)     (968,919)   (398,303)
----------------------------------------------------------------------------------

A summary of identifiable assets
   Industrial/Commercial                                    10,293,211   1,924,311
   Media/Entertainment                                       3,954,360           0
   Real Estate                                               1,439,736     906,306
   Oil & Gas                                                    65,573       9,863
   Corporate                                                 1,720,399   1,335,822
----------------------------------------------------------------------------------
Consolidated assets                                         17,473,279   4,176,302
----------------------------------------------------------------------------------

NOTE 9. - RESTATEMENT OF PRIOR PERIODS

     The Company's financial statements for the periods ended June 30, 1999 and 1998 and December 31, 1998 have been restated to reflect the acquisitions of TRE, Brenham, Midtowne and real estate held for sale at the seller's historical cost plus assumed liabilities. The acquisition were previously recorded at fair value. The acquisitions, consisting of real estate and mineral rights, have been recorded at carry-over cost since the shareholders of the entities of all these acquisition transactions are under common control. Accordingly, the Company restated its financial statements to reflect the real estate held for sale and natural gas and mineral interests at the seller's carry-over cost. In addition, the Company recorded a deemed dividend of $2,038,038 which represents the fair value of the assets acquired in excess of the predecessor carry-over historical cost.

     The Company also made adjustments to (i) reclassify debt forgiveness of $365,159 from a stockholder as contributed capital, (ii) record additional legal and accounting expenses of $241,850 and (iii) reduce amortization expense of $30,000 previously taken on oil and gas properties.

     The effects of the restatements are as follows:

                                                       As Previously Reported                   As Restated
                                                ----------------------------------    ----------------------------------
                                                June 30 1999      December 31 1998    June 30 1999      December 31 1998
                                                ------------      ----------------    ------------      ----------------
Consolidated Balance Sheets:
Real Estate held for sale...............          $4,852,622           $ 4,910,140     $1,239,584              1,239,584
Natural gas and mineral interests,
 net of amortization of $135,000
 and $105,000...........................             210,000               240,000              -                      -
Deficit.................................          (3,781,156)           (4,192,960)    (8,211,202)            (8,045,998)

                                                         Six Months ended:                     Six Months ended:
                                                ----------------------------------    ----------------------------------
                                                June 30 1999          June 30 1998    June 30 1999          June 30 1998
                                                ------------          ------------    ------------         -------------
Consolidated Statement of Loss:
Operating expenses......................           2,664,286             $ 801,285      2,876,136           $    771,285
Operating loss..........................            (757,069)             (428,303)      (968,919)              (398,303)
Net income (loss) applicable to common
  stockholders..........................             412,363              (416,011)      (164,646)            (2,424,049)

Income (loss) per share - basic and
  diluted...............................                (.00)            $    (.01)          (.00)          $       (.03)


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

Restatement of Prior Periods

The Company's financial statements for the periods ended June 30, 1999 and 1998 and December 31, 1998 have been restated to reflect the acquisitions of TRE, Brenham, Midtowne and real estate held for sale at the seller's historical cost plus assumed liabilities. The acquisitions were previously recorded at fair values. The transactions have been recorded at carry-over cost since the shareholders of the entities of all these acquisition transactions are under common control. Accordingly, the Company restated its financial statements to reflect the real estate held for sale and natural gas and mineral interests at the seller's historical carry-over cost. In addition, the Company recorded a deemed dividend which represents the fair value of the assets acquired in excess of the predecessor carry-over historical cost. The effects of the restatement are described in Note 9 to the Company's consolidated financial statements.

The Company also made adjustments to (i) reclassify debt forgiveness from a stockholder as contributed capital, (ii) record additional legal and accounting expenses and (iii) reduce amortization expense previously taken on oil and gas properties.

Results of Operations - Consolidated AIII

Three months ended June 30, 1999 compared to three months ended June 30, 1998. Consolidated net loss for the three-month period ended June 30, 1999 was $205,920 as compared to a loss during the three months ended June 30, 1998 of $225,084. The factors contributing to the consolidated net loss for the periods are discussed below:

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

Operating expenses for the three months ended June 30, 1999 were $1,684,631 as compared to $454,004 for the three months ended June 30, 1998. This increase is primarily the result of the acquisitions of NPI, which had operating expenses of $271,965 during the current quarter and CRC, which incurred operating expenses of $394,810. Marald incurred $111,008 in operating expenses during the three months ended June 30, 1999. Armor Linings operating expenses during the quarter were $38,198. TREE incurred operating expenses, primarily property taxes, of $33,499. Har-Whit sustained operating expenses of $174,809 during the three-months ended June 30, 1999 as compared to $247,561 during the comparable period last year. AIII incurred operating expenses at the corporate level of $ 643,331 for the three months ended June 30, 1999, including $ 333,917 of legal & professional fees and $25,000 amortization of goodwill. During the comparable period of 1998, AIII sustained operating expenses of $186,882.

Other income (expense) amounted to $23,175 for the three-month period ended June 30, 1999 including interest income of $14,507 and dividend income of $1,796. Acqueren reported unrealized investment losses of $151,205 and realized investment income of $1,096,128. Interest expense during the current quarter amounted to $117,050. During the comparable three months last year, other income of $26,286 and $15,678 of interest expense was incurred. The increased interest expense for 1999 results from the bank debt attributable to acquired companies and the financing cost associated with equipment leases of CRC.

Six months ended June 30, 1999 compared to six months ended June 30, 1998. Consolidated net loss for the six-month period ended June 30, 1999 was $164,646 as compared to a loss during the six months ended June 30, 1998 of $386,011. The factors contributing to the consolidated net income for the period are discussed below:

The net sales for the six months ended June 30, 1999, were $9,913,885 as compared to $1,150,082 for June 30, 1998, such 762% increase being primarily attributable to the inclusion of the sales of NPI, CRC, Marald, Armor Linings and TREE. NPI had sales for the six-month period of $5,276,066. CRC revenues for the six month period ended June 30,1999 were $2,011,321. Marald had revenues of $935,145 net of inter-company sales of $39,414, while Armor Linings revenues amounted to $131,407. Har-Whit sales for the six months ended June 30, 1999 were $959,946 as compared to $1,150,082 for the six months ended June 30, 1998. TREE had sales of $600,000 for the six-month period ended June 30, 1999, while it had no sales activity for the comparable six months of 1998. Brenham reported royalty income of $5,821 in the current six months compared to $24,630 during the first six months of 1998. The activity of Acqueren during the six months ended June 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $242,603 and realized investment earnings of $1,145,033. Cost of sales as a percentage of net sales for the six months ended June 30, 1999 was approximately 80.8%, with gross margins of 19.2%, as compared to approximately 67.6% cost of sales and 32.4% gross margins during the six-month period ended June 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 11.5% during the six months. CRC posted margins averaging 7.7% during the six months ended June 30, 1999, while Har-Whit sustained 30.7% margins in 1999, as compared to 32.4% margins in 1998. During the first six months of 1999, TREE experienced margins of 83.3% on its sale of real estate rights, as the $100,000 cost associated with the contract constituted 16.7% of sales.

Operating expenses for the six months ended June 30, 1999 were $2,876,136 as compared to $771,285 for the six months ended June 30, 1998. NPI had operating expenses of $510,357 during the six months ended June 30, 1999. CRC incurred operating expenses of $ 848,187 including certain costs of relocating the digital operations to the optical facility. Marald incurred $192,822 in operating expenses during the six months ended June 30, 1999. Armor Linings operating expenses during the six months were $38,198. TREE incurred operating expenses, primarily property taxes, of $48,398. Har-Whit sustained operating expenses of $310,326 during the six months ended June 30, 1999 as compared to $450,230 during the comparable period last year. During the six months ended June 30, 1999 operating expenses of Brenham totaled $5,014. During the six months ended June 30, 1999, AIII incurred expenses at the corporate level of $890,784, including $ 406,521 of legal & professional fees and $50,000 amortization of goodwill, as compared to $290,630 during the comparable period last year.

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

Net Income and Comprehensive Income

The consolidated net loss for the three-month period ended June 30, 1999 was $205,920 as compared to the net loss of $225,084 sustained in the three months ended June 30, 1998. During the three months ended June 30, 1999, TREE had a net loss of $31,647, due primarily to the accrual of property taxes, as compared to a loss of $8,062 in the prior year. NPI posted net income of $72,163, Har-Whit had a net loss of $28,056, CRC posted a loss of $560,601 and Brenham had net income of $ 1,963. Marald posted earnings of $36,487 and Armor Linings reported income of $13,123. AIII sustained a loss of $639,447 at the corporate level. Acqueren reported earnings of $930,095, primarily attributable to its realized gain on marketable securities. Of the prior period's loss, $183,767 was incurred by AIII at the corporate level, Brenham had income of $ 10,945, losses of $8,062 at TREE, and a loss of $44,200 was attributable to the Har-Whit operations.

Consolidated net losses for the six-month period ended June 30, 1999 were $164,646 as compared to the net loss of $386,011 sustained in the six months ended June 30, 1998. During the six months ended June 30, 1999, TREE had net income of $458,022, NPI posted net income of $95,449, Har-Whit had a net loss of $44,034, CRC posted a loss of $799,184 and Brenham had net income of $ 1,809. Marald earned $103,572 and Armor Linings earned $13,123 AIII sustained a loss of $885,514 at the corporate level. Acqueren reported income of $ 892,111. Of the prior period's loss, $467,577 was incurred by AIII at the corporate level, $16,363 income by Brenham, $12,143 loss by TREE, offset by earnings of $77,346 by Har-Whit.

Liquidity and Capital Resources - Consolidated AIII

Total assets at June 30, 1999, were $17,473,279, as compared to $13,568,181 at December 31, 1998, an increase of 28.8%. The increase is primarily attributable to increase in the value of trading securities and securities available for sale, increased inventories and accounts receivable at NPI and Har-Whit, and the acquisition of Marald, Inc. and Armor Linings.

Total liabilities at June 30, 1999, were $8,923,908, as compared to $6,372,479 at December 31, 1998. The increase is primarily attributable to increased activity by NPI and the acquisitions of Marald and Armor Linings.

At June 30, 1999, AIII's current working capital was $998,581 as compared to $1,963,458 at December 31, 1998. The decrease in working capital is primarily attributable to the purchase of restricted certificates of deposit securing indebtedness of CRC and Har-Whit. AIII's consolidated cash position at June 30, 1999, was $ 644,941 as compared to $2,149,916 at December 31, 1998. The value of investments in marketable securities at June 30, 1999 was $1,431,262 compared to $534,654 at December 31, 1998. Accounts receivable, at June 30, 1999 were $3,908,030 compared to $1,641,469 at December 31 1998, the increase being attributable to the seasonal increase in sales of NPI and the acquisition of Marald and Armor. Inventories were $1,241,645 at June 30, 1999 as compared to $1,055,091 at December 31, 1998.

For the three months ended June 30, 1999, AIII had $1,585,087 net cash used by operations, $371,034 net cash used in investing activities, and $212,048 of net cash provided by financing activities. For the three-month-period ended June 30, 1998, the Company used $197,399 in operations, used $41,806 in investing activities, and provided $1,442,380 through financing activities. The change reflects increased activities of the Company as compared to the first quarter of 1998. During June, an agreement was reached whereby David Miller, a former owner of CRC, granted CRC forgiveness of $365,158 owed to him as reimbursement of various expenses and advances made by him to the Company. CRC recorded a contribution to equity attributable to such forgiveness.

To date, the Company has no commitment for any additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

Media/Entertainment Segment:
----------------------------

Results of Operations - Modern Film Effects, Inc., dba Cinema Research
Corporation

For the three months ended June 30, 1999, CRC had net sales of $854,004, operating expenses of $394,810 and sustained an operating loss of $475,098. Sales for the period were adversely affected by general downturn affecting the movie industry and seasonal influences as well as the anticipation by the studios, of the merger with Pac Title. Expecting that the new work would be performed at the Pac Title facilities, several of the studios began booking their work at Pac Title. It is expected that those influences will continue to be reflected in operating results for some time. In anticipation of the merger, staff reductions resulted in additional payroll expense due to payment of severance and accrued vacation time. The net loss for the June, 1999 quarter was $560,601.

For the six-month period ended June 30, 1999, CRC recorded sales of $2,011,321, operating expenses of $848,187 and sustained an operating loss of $693,514. Interest expense of $106,001 brings the year-to-date losses to $799,184.

Liquidity and Capital Resources - CRC

Total assets of CRC at June 30, 1999, were $3,954,360, total liabilities were $3,315,918, and CRC had negative current working capital of $1,543,306. For the three months ended June 30, 1999, CRC had $61,430 provided by operations, $50,840 used in investing activities, and used $85,033 in financing activities. For six months ended June 30, 1999, CRC had $188,598 net cash provided from operations, $124,840 net cash used in investing activities, and $36,658 net cash used by financing activities.

CRC has arranged a line of credit, secured by the pledge of a restricted certificate of deposit of AIII, to provide the financing necessary to support its operations and to meet the ongoing cash requirements of the company. Expenditures for upgrading equipment may be made to maintain the ability to provide quality services. Losses and costs associated with the attempted merger with Pac Title added to the financing requirements of CRC.

In September 1998, CRC borrowed $1,000,000 in the form of a promissory note from a financial institution at the institution's prime rate, which matures in November, 2000. That borrowing was used to retire bank and other indebtedness, which existed prior to the acquisition by AIII. The $1,000,000 note is secured by the assets of CRC and the pledge of a certificate of deposit, owned by AIII. AIII has committed to funding the operations of CRC until December 31, 1999.

During June, 1999 an agreement was reached with David Miller, a former stockholder of CRC, whereby Miller granted CRC forgiveness of $365,158 owed to him as reimbursement of various expenses and advances made by him to the Company. CRC recorded a contribution to equity related to such forgiveness.

Industrial/ Commercial Segment
------------------------------

Results of Operations - Northeastern Plastics, Inc.

For the three months ended June 30, 1999 NPI had net sales of $3,730,677, operating expenses were $271,965, and operating income of $74,427. Other income (expense) of $(2,264) includes net interest expense. Net income for the three months was $72,163.

Liquidity and Capital Resources-NPI

NPI financed its operations during the three months ended June 30, 1999 through internally generated cash flows. For the three months ended June 30, 1999, NPI used $443,685 in operating activities, used $2,750 in investing activities, and had $165,000 provided through financing activities. Total assets of NPI at June 30, 1999, were $ 4,296,725, total liabilities were $3,320,901 and current working capital was $1,093,291. For the six months ended June 30, 1999 NPI had $586,856 used by operations, used $6,855 in investing activities and had $165,000 provided through financing activities.

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

Results of Operations - Har-Whit / Pitt's & Spitt's, Inc.

Har-Whit sales for the three months ended June 30, 1999 amounted to $521,499, a decrease of 17.5% compared to the $632,326 sustained in 1998. The decrease in sales is attributable to increased competitive pressures in bidding for fabrication work, due to the downturn in oil & gas related work.

Har-Whit cost of sales amounted to $359,834 or 69.0% of sales and margins of $161,665 represent 31.0% of sales during the three months ended June 30, 1999. During the three-month period ended June 30, 1998, Har-Whit cost of sales of $414,014 constituted 65.5%, and margins of $218,312 were 34.5% of sales. Operating expenses of $174,809 comprised 33.5% of sales during the three-month period ended June 30, 1999 as compared to $247,561, 39%, in the comparable period in 1998. The operating loss of $13,144 for the three months ended June 30, 1999 compares to an operating loss of $29,249 during the three-month period ended June 30, 1998. Interest expense in the three months ended June 30, 1999 of $15,651 compares to $ 15,678 in the comparable period in 1998.

For the six months ended June 30, 1999 sales amounted to $959,946, a decrease of 16.5% compared to the $1,150,082 sustained in 1998. The decrease in sales is attributable to increased competitive pressures in bidding for fabrication work, due to the downturn in oil & gas related work.

Har-Whit cost of sales amounted to $664,881 or 69.3% of sales and margins of $295,065 represent 30.7% of sales during the six months ended June 30, 1999. During the six-month period ended June 30, 1998, Har-Whit cost of sales of $777,100 constituted 67.5%, and margins of $372,982 were 32.4% of sales. Operating expenses of $310,326 comprised 32.3% of sales during the six-month period ended June 30, 1999 as compared to $450,230, 39.1%, in the comparable period in 1998. The operating loss of $15,261 for the six months ended June 30, 1999 compares to an operating loss of $77,248 during the six-month period ended June 30, 1998. Interest expense in the six months ended June 30, 1999 of $31,762 compares to $27,100 in the comparable period in 1998.

Liquidity and Capital Resources - Har-Whit

Har-Whit has arranged a $150,000 line of credit with a financial institution secured by its accounts receivable and pledge of the parent company's certificate of deposit. The interest rate for the line of credit is at 7.75% and the note matures in May 2000. At June 30, 1999, Har-Whit had an outstanding note payable to a financial institution of $552,286 at an interest rate of 9.75% per annum due in monthly payments of $7,895 through February 2003 with the remaining amount due in March 2003. During the three months ended June 30, 1999, Har-Whit had $46,033 used in operating activities, $3,750 used in investing activities, and provided $32,186 through financing activities. During the six months ended June 30, 1999, Har-Whit had $9,477 provided by operating activities, $3,750 used in investing activities, and provided $9,127 through financing activities.

Results of Operations - Marald, Inc. dba Unlimited Coatings

During the three-month period ended June 30, 1999, Marald had sales of $462,279, net of inter-company sales of $39,414, cost of sales of $352,262, comprising 70.2% of sales, and margins of $149,431 represent 29.8% of sales. Operating expenses of $111,008 were 22.1% of sales. Interest expense was $1,936 and net income of $36,487 represented 7.3% of sales. Truck sales and the demand for spray-on liners continue to increase. Marald has launched an enhanced marketing and dealer support program to capture market share and introduce additional products through the dealer network.

During the six-month period ended June 30, 1999, Marald had sales of $935,145, cost of sales of $675,258, comprising 69.3% of sales, and margins of $299,301 represent 30.7% of sales. Operating expenses of $192,822 were 19.8% of sales. Interest expense was $2,909 and net income of $103,572 represented 10.6% of sales.

Liquidity and Capital Resources - Marald

Marald has arranged a $100,000 working capital line of credit, with interest at prime plus two percent, secured by its inventory and accounts receivable and parent guarantee, and a $125,000 line of credit secured by the parent, at prime plus two percent. Increasing sales levels may require additional working capital financing. Although there is no assurance, Marald expects to be able to secure such financing on favorable terms. During the three months ended June 30, 1999, Marald had $51,795 used in operating activities, $487 used in investing activities, and provided $96,712 through financing activities. During the six months ended June 30, 1999, Marald had $11,355 used by operating activities, $8,071 used in investing activities, and provided $74,193 through financing activities.

Results of Operations - Armor Linings, dba Tough Trucks & Accessories, Inc.

Since its acquisition on April 29,1999, Armor Linings sales amounted to $131,407, cost of sales of $80,944 were 61.6% of sales, operating expenses were $38,198 and net income was $13,123.

Liquidity and Capital Resources - Armor

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

The following information sets forth-certain information, as of November 11, 1999, for all securities the Company sold since May 13, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

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

                                        American International Industries, Inc.


Date: December 21, 1999                 By: /s/ Daniel Dror
                                            ---------------
                                        Daniel Dror