Form 10KSB40/A
period 1998-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-06-01
CIK 1073146

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               Amendment No. 2 to


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


          Effective January 1999, the Company purchased all of the capital stock of Marald, Inc., doing business as Unlimited Coatings (UC), in exchange for 3,500,000 restricted shares of Common Stock of AIII valued at fair market value of approximately $652,000 at $.19 per share plus a finders fee of $45,000 paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, the Company has agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc. an entity partially owned by the above related party. UC, headquartered in Houston, Texas distributes specialty chemicals to the automotive after-market and is best known for its spray-on bed-liners for trucks. UC's products, are marketed under the "Toro Liner" name. UC also markets specialty chemicals, including rustproofing, undercoating, fabric protectants, fuel additives, and performances enhancement chemicals related to the automotive after-market. The UC acquisition has been accounted for as a purchase. The Company knows of no independent sources of information regarding Unlimited Coatings' market. However, based on management's knowledge of the industry, management believes Unlimited Coatings is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited Coatings markets through participation in trade shows and advertising in national trade magazines. Unlimited Coatings competes on the basis of price, quality, and service.


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

Results of Operations - Consolidated AIII

Year Ended December 31, 1998 Compared With the Year Ended December 31, 1997.

          Net loss before deemed dividends for the year ended December 31, 1998, was $645,973, as compared to $870,027 for the year ended December 31, 1997. The factors contributing to the decrease in the loss are discussed below:


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

          Net Loss and Comprehensive Loss


          Consolidated net loss before deemed dividends for the year ended December 31, 1998 was $645,973 as compared to the net loss sustained in 1997 of $870,027. Of the 1998 loss, $219,533 was incurred by CRC, $97,791 by TRE, and $800,174 by AIII. NPI realized net income of $394,581, Har-Whit had net income of $13,181, and Brenham had net income of $63,763. Tax benefits of $298,804 offset the consolidated losses. Deemed dividends of $2,338,038 were recorded for 1998 and $1,875,000 was recorded in 1997. Unrealized losses on available-for-sale investments in equity securities of $18,964 are included as a component of stockholders' equity. Such unrealized investment losses are included as a component of comprehensive loss which totaled $664,937 for the year ended December 31, 1998.


          The prior year loss was attributable to the Har-Whit's operations as no other subsidiaries were owned at that time.

          Liquidity and Capital Resources - AIII


          Total assets at December 31, 1998, were $13,268,181, as compared to $2,683,081 at December 31, 1997, an increase of 395%. The increase is primarily attributable to AIII's acquisition of Acqueren and CRC.


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


          The real estate portfolio owned by the Company is being marketed by Real America Corporation, an experienced real estate brokerage firm having over thirty years experience in the Houston, Texas real estate market. The Company has been advised by Real America as well as by the independent appraisers of the properties that in the present Houston real estate market the Company should maximize the properties value. At the present time a number of offers have been received on several of the properties with consideration far in excess of the present book value of the properties and on one occasion, above the appraised value. All of the properties have "For Sale" signs prominently displayed and are actively being marketed. The Company, relying on reputable MAI appraisers and having recently had all of the properties appraised, and fully aware of the current strong demand in the local market, is of the opinion that no impairment of value exists. There is no assurance that the real estate market will not downturn, and if such an event occurs, there is no assurance that the Company will be able to realize these values.

          As stated above, the Company has not recently sold any of its properties because it believes that it has not received adequate offers on the properties. The Company has not gathered information on comparable sales with respect to all of its current properties, and as such, there is no assurance that the Company's strategy will result in the Company successfully selling its current properties for a gain well in excess of their current carrying value. These lack of comparable sales create uncertainty as to the actual value of some of the Company's properties, and may hinder the Company's ability to sell its properties at a gain over their current carrying value. However, the Company believes that its real estate properties are stated at the lower of cost or market, and accordingly, there is no impairment adjustment required.


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

          Prior to the appointment of BDO Seidman, LLP as auditors of the Company, KPMG, LLP ("KPMG") audited the financial statements of Har-Whit, Inc. ("Har-Whit") and Pitt's and Spitt's, Inc. ("P&S") as of and for the nine months ended September 30, 1996 and audited the combined balance sheet for Har-Whit and P&S as of September, 30, 1996. In addition, KPMG audited the consolidated balance sheet of Pitt's and Spitt's of Texas, Inc. ("PST") as of October 13, 1996. Unqualified audit opinions were issued for each of those audits.

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

          During 1997 and shortly prior to the change in control and BDO Seidman, LLP's appointment as auditors of the Company, KPMG declined to provide further services to the Company for reasons described above. Consequently, the change in accountants resulted from these combined events which occurred about the same time.

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

Item 13.  Exhibits and Reports on Form 8-k

          (a) The following exhibits are to be filed as part of the Registration Statement:



          Exhibit No.  Identification of Exhibit
                       -------------------------

          3(i)(1)      Certificate of Incorporation of the Company, and
                       Amendments thereto.
          3(ii)(1)     Amended and Restated By-laws of the Company
          4.1(1)       Common Stock Certificate, American International
                       Industries, Inc.
          4.2(1)       Common Stock Certificate, Acqueren, Inc.
          4.3(1)       Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
          10.1(1)      Daniel Dror, Sr. Employment Agreement dated May 14, 1998
          10.2(1)      Daniel Dror, Sr. Employment Agreement dated October 16,
                       1998
          10.3(1)      Raymond C. Hartis Employment Agreement
          10.4(1)      D. Wayne Whitworth Employment Agreement
          10.5(1)      Marc Fields Employment Agreement
          10.6(1)      Jordan Friedberg Employment Agreement
          10.7(2)      Shabang!  Merchant Service Agreement
          10.8(3)      American International Industries, Inc. Lease
          10.9(2)      Brenham Oil and Gas, Inc. Royalty Interest
          10.10(2)     Brenham Oil and Gas Interest Lease
          10.11(2)     Modern Film Effects, Inc. Lease
          10.12(2)     Northeastern Plastics, Inc. Lease
          10.13(4)     John W. Stump Employment Agreement
          10.14(4)     David R. Miller Employment Agreement
          10.15(4)     Juan Carlos Martinez Employment Agreement
          10.16(4)     Marald, Inc. Acquisition Agreement
          10.17(4)     Armor Linings Acquisition Agreement
          10.18(5)     Stock Purchase Agreement between American International
                       Industries Inc., World Wide Net, Inc. and Cinema
                       Investment Group
          16.1(5)      Letter on change in certifying accountant
          21.1(2)      List of Subsidiaries
          27(5)        Financial Data Schedule
____________________

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



                                             BDO SEIDMAN, LLP



Houston, Texas

March 26, 1999, except with respect to
 Note 17 to which date is
 October 25, 1999

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                      ------------------------
                                                                            1997          1998
                                                                      ----------    ----------
                                                                      (Restated-    (Restated-
                                                                         Note 17)      Note 17)
                                     Assets

 Current assets:
    Cash (Note 8)...................................................  $   62,991   $ 2,149,916
    Trading securities (Note 4).....................................           -       418,770
    Securities available-for-sale (Note 4)..........................           -       115,884
    Accounts receivable, net of allowance for doubtful accounts
       of $19,000 and $179,000, respectively (Note 8)...............     253,553     1,641,469
    Notes receivable (Note 14)......................................           -       116,190
    Inventories, net of reserve of $62,682 in 1998 (Notes 5 and 8)..     180,022     1,055,091
    Other...........................................................      46,160       141,996
                                                                      ----------   -----------

    Total current assets............................................     542,726     5,639,316

Real estate held for sale (Note 6)..................................     408,700       939,584

Property and equipment, net of accumulated
   depreciation (Notes 7 and 8).....................................   1,335,713     5,060,372

Goodwill, net of amortization of $0 and $32,297, respectively
   (Note 3).........................................................           -     1,085,616

Non-compete agreements, net of amortization of
 $125,000 and $232,500, respectively................................     375,000       417,500

Other...............................................................      20,942       125,793
                                                                      ----------   -----------

 Total assets.......................................................  $2,683,081   $13,268,181
                                                                      ==========   ===========


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                      ------------------------
                                                                            1997          1998
                                                                      ----------    ----------
                                                                      (Restated-    (Restated-
                                                                         Note 17)      Note 17)

                     Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable................................................    $    87,085   $ 1,451,717
 Accrued expenses (Note 13)......................................         29,412       481,227
 Margin loan from a financial institution (Note 4)...............              -       195,645
 Accrued property taxes..........................................              -       386,601
 Note payable, current portion (Note 8)..........................         72,962       116,144
 Notes payable to related parties, current portion (Note 9)......              -       459,972
 Capital lease obligations, current portion (Note 10)............          9,174       584,552
                                                                     -----------   -----------

   Total current liabilities.....................................        198,633     3,675,858

Notes payable, less current portion (Note 8).....................        571,916     1,599,909
Notes payable to related parties, less current portion (Note 9)..              -       320,324
Capital lease obligations, less current portion (Note 10)........              -       776,388
Deferred tax liability (Note 12).................................        298,804             -
                                                                     -----------   -----------

   Total liabilities.............................................      1,069,353     6,372,479
                                                                     -----------   -----------

Commitments and Contingencies (Notes 3 and 13)

Stockholders' Equity:
 Preferred stock $.001 par value;
   10,000,000 shares authorized,
   none issued (Note 11).........................................              -             -
 Common stock, $.001 par value,
   200,000,000 shares authorized (Note 11).......................         46,117       121,116
 Additional paid-in capital......................................      4,540,482    15,726,799
 Deficit.........................................................     (2,972,871)   (8,345,998)
                                                                     -----------   -----------

                                                                       1,613,728     7,501,917
Less:  Common stock subscriptions receivable.....................              -      (550,000)
Treasury stock, at cost, 238,000 shares in 1998..................              -       (37,251)
Accumulated other comprehensive loss (Note 4)....................              -       (18,964)
                                                                     -----------   -----------

   Total stockholders' equity....................................      1,613,728     6,895,702
                                                                     -----------   -----------

Total liabilities and stockholders' equity.......................    $ 2,683,081   $13,268,181
                                                                     ===========   ===========


  The accompanying notes are an integral part of these financial statements.

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE LOSS



                                                               Years Ended
                                                               December 31,
                                                        --------------------------
                                                               1997          1998
                                                       ------------  ------------
                                                                      (Restated -
                                                                          Note 17)

Net sales.............................................  $ 2,501,860   $10,213,039

Cost of sales.........................................    1,635,855     8,120,515
                                                        -----------   -----------

Gross profit..........................................      866,005     2,092,524

Operating expenses....................................    1,674,172     3,113,504
                                                        -----------   -----------

Operating loss........................................     (808,167)   (1,020,980)

Other income (expense):
 Interest expense (Note 9)............................      (63,908)     (104,044)
 Interest income......................................            -        45,936
 Investment income, net (Note 4)......................            -       129,034
 Other................................................        2,048         5,277
                                                        -----------   -----------

                                                            (61,860)       76,203
                                                        -----------   -----------

Net loss before income tax benefit....................     (870,027)     (944,777)

Deferred income tax benefit (Note 12).................            -      (298,804)
                                                        -----------   -----------

Net loss before deemed dividends......................     (870,027)     (645,973)

Deemed dividends (Notes 3 and 6)......................   (1,875,000)   (2,338,038)
                                                        -----------   -----------

Net loss applicable to common stockholders............  $(2,745,027)  $(2,984,011)
                                                        ===========   ===========

Net loss per common share - basic and diluted.........  $      (.19)  $      (.03)
                                                        ===========   ===========

Weighted average number of common shares outstanding..   14,121,344    87,985,486
                                                        ===========   ===========

Consolidated Statements of Comprehensive Loss

Net loss..............................................  $  (870,027)  $  (645,973)

Other comprehensive items:
 Unrealized gain (loss) on shares available-for-sale..            -       (18,964)
                                                        -----------   -----------

Comprehensive loss....................................  $  (870,027)  $  (664,937)
                                                        ===========   ===========


  The accompanying notes are an integral part of these financial statements.




                                                       Common Stock            Additional
                                                  ------------------------        Paid-in
For the years ended December 31, 1997 and 1998          Shares      Amount        Capital
                                                  ------------    --------    -----------
     (as restated - Note 17)
Balance at January 1, 1997......................     9,739,000    $  9,739    $ 1,963,404

Issuance of restricted shares for:
 Brenham Oil and Gas (Note 3)...................     6,000,000       6,000        294,000
 Texas Real Estate Enterprises, Inc.
   and G.C.A. Incorporated (Note 3).............    16,000,000      16,000      1,784,000
 Consulting services (Note 11)..................     1,400,000       1,400         68,600
 Other assets (Note 11).........................       200,000         200         39,800
Sale of shares for cash (Note 11)...............    12,778,060      12,778        390,678
Deemed dividend (Note 3)........................             -           -              -
Net loss........................................             -           -              -
                                                   -----------    --------    -----------

Balance at December 31, 1997....................    46,117,060      46,117      4,540,482

Issuance of restricted shares for:
 Acqueren, Inc. (Note 3)........................    26,750,000      26,750      2,113,250
 Cinema Research Corporation
   and D-Rez Corporation (Note 3)...............     6,300,000       6,300      1,285,700
 Investment properties (Note 6).................     8,000,000       8,000        728,000
 Midtowne Properties (Note 6)...................     2,100,000       2,100      1,662,900
 Employee Compensation (Note 11)................     1,000,000       1,000        110,700
Sale of shares for cash (Note 11)...............    15,160,000      15,160      2,308,340
Exercise of stock options (Note 11).............     2,500,000       2,500         51,500
Common stock subscribed (Note 11)...............     4,000,000       4,000        546,000
Treasury stock acquired.........................             -           -              -
Stock Dividend Issued (Note 11).................     9,188,911       9,189      2,379,927
Unrealized loss on shares available-for-sale....             -           -              -
Deemed dividend (Note 6)........................             -           -              -
Net loss........................................             -           -              -
                                                   -----------    --------    -----------

Balance at December 31, 1998....................   121,115,971    $121,116    $15,726,799
                                                   ===========    ========    ===========

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                         Common                         Accumulated
                          Stock                               Other
                   Subscription          Treasury     Comprehensive
      Deficit        Receivable             Stock              Loss             Total
-------------     -------------     -------------     -------------     -------------

    $(227,844)       $        -        $        -        $        -        $1,745,299


            -                 -                 -                 -           300,000

            -                 -                 -                 -         1,800,000
            -                 -                 -                 -            70,000
            -                 -                 -                 -            40,000
            -                 -                 -                 -           403,456
   (1,875,000)                -                 -                 -        (1,875,000)
     (870,027)                -                 -                 -          (870,027)
-------------     -------------     -------------     -------------     -------------

   (2,972,871)                -                 -                 -         1,613,728


            -                 -                 -                 -         2,140,000

            -                 -                 -                 -         1,292,000
            -                 -                 -                 -           736,000
            -                 -                 -                 -         1,665,000
            -                 -                 -                 -           111,700
            -                 -                 -                 -         2,323,500
            -                 -                 -                 -            54,000
            -          (550,000)                -                 -                 -
            -                 -           (37,251)                -           (37,251)
   (2,389,116)                -                 -                 -                 -
            -                 -                 -           (18,964)          (18,964)
   (2,338,038)                -                 -                 -        (2,338,038)
     (645,973)                -                 -                 -          (645,973)
-------------     -------------     -------------     -------------     -------------

  $(8,345,998)        $(550,000)         $(37,251)         $(18,964)      $ 6,895,702
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

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash



                                                                 Years Ended
                                                                 December 31,
                                                           -------------------------
                                                                  1997          1998
                                                           -----------  ------------
                                                                        (Restated -
                                                                          Note 17)
Supplemental Cash Flow Information:
 Interest paid...........................................   $   62,635   $   72,941

Non-Cash Transactions:
 Acquisition of land for common stock....................   $  225,000   $  305,444
 Acquisition of property and equipment for note payable..   $        -   $   79,682
 Exchange of common stock for securities.................   $   40,000   $        -
 Net purchases of securities on margin...................   $        -   $  195,645
 Issuance of note payable in acquisition.................   $        -   $ (303,300)
 Subscriptions of common stock...........................   $        -   $  550,000
 Deemed Dividend.........................................   $1,875,000   $2,338,038


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

     Investment Securities
     ---------------------


     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available for sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

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
                                                                      ============  ===========


NOTE 6 - REAL ESTATE HELD FOR SALE

     Real estate held for sale includes the following:


                                                                             December 31,
                                                                         1997           1998
                                                                      -------------------------
286 undeveloped acres on Galveston Bay, Texas (Note 3)...........     $  225,000     $  225,000
42.6 undeveloped acres of land in Southeast Houston, Texas and
 commercial properties in Harris County, Texas/(1)/..............              -        186,390
736 undeveloped acres of land in Anahuac, Texas/(2)/.............              -        176,572
23 acres of undeveloped land in Harris County, Texas.............              -        164,800
Other properties.................................................        183,700        186,822
                                                                      ----------     ----------
                                                                      $  408,700     $  939,584
                                                                      ==========     ==========

__________________


     1. In June 1998, the Company purchased a real estate company, Mid-Towne Properties, Inc. ("Mid-Towne") for 2,100,000 shares of AIII plus the assumption of property taxes of approximately $300,000. Mid-Towne has no operations other than its ownership of the 42.6 acres of land. Mid-Towne was 60% owned by a trust for the benefit of the son of the CEO of the Company. Since the Mid-Towne acquisition was made through an entity under common control, the Company has accounted for the acquisition at the predecessor carry-over historical cost basis of $186,390. The difference between the total cost basis and the fair value of the asset acquired plus the property tax liability of $300,000 assumed of $1,965,000 was recognized as a deemed (non-cash) dividend. Mid-Towne had no material activity in 1997 and 1998.


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
                                            ===========        ===========

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of identifiable assets, depreciation and amortization, and capital additions of continuing operations is as follows:



                                               Depreciation
                                 Identifiable           and    Capital
                                       Assets  Amortization  Additions
                                 ------------  ------------  ---------
Year ended December 31, 1997:
     Industrial/commercial       $  2,286,098  $    194,107  $  26,262
     Media/Entertainment                    -             -          -
     Oil and gas                            -             -          -
     Real estate                      225,000             -          -
     Corporate                        171,983             -          -
                                 ------------  ------------  ---------
     Consolidated                $  2,683,081  $    194,107  $  26,262
                                 ============  ============  =========

Year ended December 31, 1998:
     Industrial/Commercial       $  4,274,845  $    104,200  $  68,872
     Media/Entertainment            4,391,898       183,687     97,197
     Oil and gas                       63,763             -      1,331
     Real estate                      644,515             -    167,922
     Corporate                      3,893,160       140,701     82,591
                                 ------------  ------------  ---------
     Consolidated                $ 13,268,181  $    428,588  $ 417,913
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

     The effects of the restatements are as follows:

                    AMERICAN INTERNATIONAL INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the years ended December 31, 1997 and 1998



                                         As Previously Reported           As Restated
                                              December 31,                December 31,
                                      --------------------------    -------------------------
                                             1997           1998           1997          1998
                                      -----------    -----------    -----------   -----------
Consolidated Balance Sheets:
Real estate held for sale...........  $ 1,983,700    $ 4,910,140    $   408,700   $   939,584
Natural gas and mineral interests,
 net of amortization of $45,000
 and $105,000.......................      300,000        240,000              -             -
Deficit.............................   (1,097,871)    (4,192,960)    (2,972,871)   (8,345,998)

Consolidated Statement of Loss:
Operating expenses..................          N/A    $ 3,173,504            N/A   $ 3,113,504
Operating loss......................          N/A     (1,080,980)           N/A    (1,020,980)
Net loss applicable to common
  Stockholders......................     (870,027)      (705,973)    (2,745,027)   (2,984,011)

Loss per share - basic and
 diluted............................         (.06)   $      (.01)          (.19)  $      (.03)

                               INDEX TO EXHIBITS

Exhibit
  No.           Description
-------         -----------

 3(i)(1)        Certificate of Incorporation of the Company, and
                Amendments thereto.
 3(ii)(1)       Amended and Restated By-laws of the Company
 4.1(1)         Common Stock Certificate, American International
                Industries, Inc.
 4.2(1)         Common Stock Certificate, Acqueren, Inc.
 4.3(1)         Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
 10.1(1)        Daniel Dror, Sr. Employment Agreement dated May 14, 1998
 10.2(1)        Daniel Dror, Sr. Employment Agreement dated October 16,
                1998
 10.3(1)        Raymond C. Hartis Employment Agreement
 10.4(1)        D. Wayne Whitworth Employment Agreement
 10.5(1)        Marc Fields Employment Agreement
 10.6(1)        Jordan Friedberg Employment Agreement
 10.7(2)        Shabang!  Merchant Service Agreement
 10.8(3)        American International Industries, Inc. Lease
 10.9(2)        Brenham Oil and Gas, Inc. Royalty Interest
 10.10(2)       Brenham Oil and Gas Interest Lease
 10.11(2)       Modern Film Effects, Inc. Lease
 10.12(2)       Northeastern Plastics, Inc. Lease
 10.13(4)       John W. Stump Employment Agreement
 10.14(4)       David R. Miller Employment Agreement
 10.15(4)       Juan Carlos Martinez Employment Agreement
 10.16(4)       Marald, Inc. Acquisition Agreement
 10.17(4)       Armor Linings Acquisition Agreement
 10.18(5)       Stock Purchase Agreement between American International
                Industries Inc., World Wide Net, Inc. and Cinema
                Investment Group
 16.1           Letter on change in certifying accountant
 21.1(2)        List of Subsidiaries
 27(5)          Financial Data Schedule
____________________

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