Form 10QSB/A
period 1999-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-06-01
CIK 1073146

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

American International Industries, Inc.

Item I.  Financial Statements


Consolidated Balance Sheets                    Unaudited          Audited
March 31, and December 31,                        1999              1998
-------------------------------------------------------------------------------
                                               (Restated-       (Restated-
Assets                                            Note 8)          Note 8)

Current

Cash                                           $  2,389,014     $  2,149,916
Trading securities                                  834,082          418,770
Marketable securities available-for-sale          1,220,625          115,884

Accounts receivable, net of allowance
 for doubtful accounts                            1,298,449        1,641,469

Accounts receivable, related party                  105,249                -

Notes receivable                                    190,390          116,190

Inventories, net of reserve                       1,089,133        1,055,091

Other                                               194,141          141,996


-------------------------------------------------------------------------------


Total current assets                              7,321,083        5,639,316


Real estate held for sale                           939,584          939,584

Property and equipment, net of accumulated
 depreciation                                     5,015,297        5,060,372

Goodwill, net of amortization                     1,748,527        1,085,616

Non-compete agreements, net of amortization         385,000          417,500

Other                                               117,114          125,793
-------------------------------------------------------------------------------


Total Assets                                   $ 15,526,605     $ 13,268,181
-------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.


Consolidated Balance Sheets                                             Unaudited          Audited
 March 31, and December 31,                                               1999               1998
---------------------------------------------------------------------------------------------------
                                                                        (Restated-       (Restated-
Liabilities and Stockholders' Equity                                       note 8)          note 8)
Current liabilities
  Accounts payable                                                   $   1,262,835    $   1,451,717
  Accrued expenses                                                         450,982          481,227
  Margin loan from a financial institution                                 367,685          195,645
  Accrued property taxes                                                   411,945          386,601
  Notes payable, current portion                                           363,801          116,144
  Notes payable to related parties, current portion                        326,997          459,972
  Capital lease obligations, current portion                               622,082          584,552

---------------------------------------------------------------------------------------------------

Total current liabilities                                                3,806,327        3,675,858

Notes payable, less current portion                                      1,586,237        1,599,909

Notes payable to related parties, less current portion                     389,182          320,324

Capital lease obligations, less current portion                            597,350          776,388

Other                                                                      122,740                -

---------------------------------------------------------------------------------------------------

Total Liabilities                                                        6,501,836        6,372,479

---------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value:
   10,000,000 shares authorized, none issued                                     -                -
  Common stock, $.001 par value; 200,000,000 shares authorized             124,916          121,116
  Additional paid-in capital                                            16,402,999       15,726,799
  Deficit                                                               (8,304,723)      (8,345,998)

---------------------------------------------------------------------------------------------------

                                                                         8,223,192        7,501,917

Less: Common stock subscriptions receivable                               (130,000)        (550,000)
Treasury stock, at cost - 238,000 shares in 1999 and 1998                  (37,251)         (37,251)
Accumulated other comprehensive gain (loss)                                968,828          (18,964)

---------------------------------------------------------------------------------------------------

Total stockholders' equity                                               9,024,769        6,895,702

---------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $  15,526,605    $  13,268,181
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

NOTE 6

SEGMENT INFORMATION

Consolidated net sales and net operating income (loss) for the three months ended March 31, 1999 and 1998 were as follows:


                                        Three months ended
                                        March 31:
Net sales:                                      1999        1998
                                                       (Restated-
                                                        Note 8)
                                         -----------   ---------
 Industrial/Commercial                   $ 2,456,703   $ 517,756
 Media/Entertainment                       1,157,317          --
 Real Estate                                 600,000          --
                                         -----------   ---------
Consolidated net sales                   $ 4,214,020   $ 517,756

Income (loss) from operations:

 Industrial/Commercial                   $    72,407   $ (47,999)
 Media/Entertainment                        (218,415)         --
 Real Estate                                 485,101      (6,581)
 Oil & Gas                                    (5,014)     (4,283)
 Corporate                                  (246,029)   (103,748)
                                         -----------   ---------
Consolidated operating income (loss)     $    88,050   $(162,611)
                                         -----------   ---------

Summary of identifiable assets

 Industrial/Commercial                   $ 7,609,017
 Media/Entertainment                       4,483,456
 Real Estate                               1,066,440
 Oil & Gas                                    63,610
 Corporate                                 2,304,082
                                         -----------
Consolidated assets                      $15,526,605
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

    The effects of the restatements are as follows:


                                             As Previously Reported                     As Restated
                                        ----------------------------------     ---------------------------------
                                        March 31, 1999   December 31, 1998     March 31, 1999  December 31, 1998
                                        --------------   -----------------     --------------  -----------------
Consolidated Balance Sheets:
Real estate held for sale............. $ 4,910,140      $ 4,910,140             $   939,584      $   939,584
Natural gas and mineral interests
  net of amortization of $105,000.....     240,000          240,000                       -                -
Deficit...............................  (4,151,685)      (4,192,960)             (8,304,723)      (8,345,998)

                                          Three months ended March 31,           Three months ended March 31,
                                             1999              1998                 1999              1998
                                             ----              ----                 ----              ----
Consolidated Statements of Loss:
Operating expenses...................      N/A         $  332,281                  N/A           $  317,281
Operating loss.......................      N/A           (177,611)                 N/A             (162,611)
Net loss ............................      N/A           (175,927)                 N/A             (160,927)

Loss per share - basic and
   diluted...........................      .00         $     (.01)                 .00                 (.00)

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

     Liquidity and Capital Resources - AIII


     Total assets at March 31, 1999, were $15,526,605, as compared to $13,268,181 at December 31, 1998, an increase of 17.0%. The increase is primarily attributable to increase in the value of trading securities and securities available for sale and the acquisition of Marald.


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


                                         American International Industries, Inc.


     Date:  December 21, 1999                  /s/ Daniel Dror
                                         ----------------------------
                                         Daniel Dror,
                                         Chief Executive Officer

                               INDEX TO EXHIBITS

    Exhibit
      No.               Description
    -------             -----------

       27               Financial Data Schedule