Form 10QSB/A
period 1999-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-06-01
CIK 1073146

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                              AMENDMENT NO. 2 TO:


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

                                    PART I

Item 1.   Financial Statements

American International Industries, Inc.

Consolidated Balance Sheets


-----------------------------------------------------------------------------------------
                                                             Unaudited       Audited
                                                               1999            1998
                                                             (Restated -    (Restated -
June 30, and December 31,                                     Note 9)          Note 9)
-----------------------------------------------------------------------------------------
Assets

Current

  Cash                                                       $    644,941    $  2,149,916
  Trading securities                                            2,306,262         418,770
  Marketable securities available-for-sale                              -         115,884
  Restricted certificate of deposit                               150,000               -
  Accounts receivable, net of allowance
    for doubtful accounts                                       3,908,030       1,641,469
  Accounts receivable, related party                              141,571               -
  Notes receivable                                                 62,190         116,190
  Inventories, net of reserve                                   1,241,645       1,055,091
  Other                                                           112,290         141,996
-----------------------------------------------------------------------------------------
Total current assets                                            8,566,929       5,639,316

Real estate held for sale                                         939,584         939,584
Property and equipment, net of accumulated depreciation         4,995,310       5,060,372
Goodwill, net of amortization                                   1,812,160       1,085,616
Non-compete agreements, net of amortization                       352,500         417,500
Restricted certificate of deposit                               1,000,000               -
Other                                                              81,796         125,793
-----------------------------------------------------------------------------------------
Total  assets                                                $ 17,748,279    $ 13,268,181
-----------------------------------------------------------------------------------------

American International Industries, Inc.

Consolidated Balance Sheets


-----------------------------------------------------------------------------------------------
                                                                 Unaudited          Audited
                                                                   1999               1998
                                                                 (Restated -       (Restated -
June 30, and December 31,                                         Note 9)            Note 9)
-----------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                               $   3,469,088     $  1,451,717
  Accrued expenses                                                     669,476          481,227
  Margin loan from a financial institution                             344,717          195,645
  Accrued property taxes                                               361,188          386,601
  Notes payable, current portion                                       655,674          116,144
  Notes payable to related parties, current portion                    175,912          459,972
  Capital lease obligations, current portion                         1,017,293          584,552
-----------------------------------------------------------------------------------------------
Total current liabilities                                            6,693,348        3,675,858

Notes payable, less current portion                                  1,568,276        1,599,909
Notes payable to related parties, less current portion                 376,531          320,324
Capital lease obligations, less current portion                        266,024          776,388
Other                                                                   19,729                -
-----------------------------------------------------------------------------------------------
Total Liabilities                                                    8,923,908        6,372,479
-----------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value:
    10,000,000 shares authorized, none issued                                -                -
  Common stock, $.001 par value; 200,000,000 shares authorized         124,926          121,116
  Additional paid-in capital                                        16,768,147       15,726,799
  Deficit                                                           (7,936,202)      (8,345,998)
-----------------------------------------------------------------------------------------------
                                                                     8,956,871        7,501,917
Less:  Common stock subscriptions receivable                          (100,000)        (550,000)
Treasury stock, at cost - 220,000 and 238,000
shares in 1999 and 1998, respectively                                  (32,500)         (37,251)
Accumulated other comprehensive gain (loss)                                  -          (18,964)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                           8,824,371        6,895,702
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders equity                        $  17,748,279     $ 13,268,181
-----------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Operations


---------------------------------------------------------------------------------------------------------------------------
                                                                                         Unaudited            Unaudited
                                                                                            1999                1998
                                                                                          (Restated -       (Restated -
For the three months ended June 30,                                                         Note 9)            Note 9)
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                $    5,699,866       $     632,326
Cost of sales                                                                                 5,072,203             414,014
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                    627,663             218,312
Operating Expenses                                                                            1,684,631             454,004
---------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                                               (1,056,968)           (235,692)
---------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):

  Interest and dividend income                                                                   16,303               3,115
  Investment income                                                                           1,519,923                   -
  Interest expense                                                                             (117,050)            (15,678)
  Other income                                                                                    6,872              23,171
---------------------------------------------------------------------------------------------------------------------------

Total other income (expense), net                                                             1,426,048              10,608
Net income (loss) before deemed dividends                                                       369,080            (225,084)
Deemed dividends                                                                                      -          (2,338,038)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stockholders                                      $      369,080       $  (2,563,122)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - basic and diluted                                                 0.00               (0.03)
Weighted average shares outstanding                                                         124,853,043          89,755,522
---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Loss
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                               369,080            (225,084)
Unrealized gain on securities available for sale
  Unrealized holding gain arising during the period                                              62,875                   -
  Less: reclassification adjustment for gains included in net income                         (1,031,703)                  -
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                                                       $     (599,748)      $    (225,084)
---------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.


Consolidated Statements of Operations and Comprehensive Income (Loss)


Consolidated Statements of Operations


-----------------------------------------------------------------------------------------------------------
                                                                              Unaudited         Unaudited
                                                                               1999                1998
                                                                             (Restated -       (Restated -
For the six months ended June 30,                                              Note 9)            Note 9)
-----------------------------------------------------------------------------------------------------------
Net Sales                                                                   $  9,913,885         $ 1,150,082
Cost of sales                                                                  8,006,668             777,100
------------------------------------------------------------------------------------------------------------
Gross Profit                                                                   1,907,217             372,982
Operating Expenses                                                             2,876,136             771,285
------------------------------------------------------------------------------------------------------------
Operating Loss                                                                  (968,919)           (398,303)
------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest and dividend income                                                    30,279                   -
  Investment income                                                            1,477,430                   -
  Interest expense                                                              (204,322)            (27,100)
  Other income                                                                    75,886              39,392
------------------------------------------------------------------------------------------------------------
Total other income (expense), net                                              1,379,273              12,292
Net income (loss) before deemed dividends                                        410,354            (386,011)
Deemed dividends                                                                       -          (2,338,038)
------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stockholders                         $    410,354         $(2,724,049)
------------------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                                           0.00               (0.04)
Weighted average shares outstanding                                          124,853,043          70,675,734
------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Loss
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                410,354            (386,011)
Unrealized gain on securities available for sale
  Unrealized holding gain arising during the period                            1,051,720                   -
  Less: reclassification adjustment for gains included in net income          (1,032,756)                  -
------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                 $    429,318         $  (386,011)
------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows


------------------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the three months ended June 30,           Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income (loss) before deemed dividends                                               $    369,080      $   (225,084)
  Adjustments to reconcile net income (loss) before deemed dividends to net cash used in operating activities:
      Depreciation and amortization                                                            259,192            48,938
      Bad debt reserve                                                                          12,000                 -
      Realized gain on sale of securities                                                   (1,096,128)                -
      Loss on disposal of equipment                                                                  -               210
      Increase in market value of equity securities                                           (423,795)                -
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                                 (2,679,594)           48,394
        Inventories                                                                           (122,512)          (10,602)
        Other current assets                                                                    85,121                 -
        Purchase of trading securities, net                                                   (985,014)                -
        Other assets                                                                            58,960            (3,000)
        Accounts payable and accruals                                                        2,791,369           (56,255)
        Deferred revenue                                                                      (103,010)                -
        Accrued property taxes                                                                 (50,756)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (1,885,087)         (197,399)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from available-for-sale investment securities, net                                1,284,554                 -
  Capital expenditures                                                                         (62,782)           (9,466)
  Notes receivable                                                                              (1,500)          (32,340)
  Cash paid in acquisitions                                                                   (141,306)                -
  Purchase of restricted certificates of deposit                                            (1,150,000)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (71,034)          (41,806)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds from stock subscriptions                                                             30,000         1,454,000
  Proceeds from notes payable                                                                  527,411                 -
  Repayments of notes payable                                                                 (296,774)           (9,952)
  Principal payments on capital lease obligations                                              (52,779)           (1,668)
  Purchase of treasury stock                                                                     4,190                 -
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 $    212,048      $  1,442,380
------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows


                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the three months ended June 30,           Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                           $ (1,744,073)     $ 1,203,175
Cash at beginning of period                                                                  2,389,014          138,236
Cash at end of period                                                                          644,941        1,341,411
-----------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Interest paid                                                                                118,472           15,678
-----------------------------------------------------------------------------------------------------------------------
Non-Cash Transactions:

Subscriptions of common stock                                                                        -          500,000
-----------------------------------------------------------------------------------------------------------------------
Acquisition of land for common stock                                                                 -          305,444
-----------------------------------------------------------------------------------------------------------------------
Deemed dividend                                                                                      -        2,338,038
-----------------------------------------------------------------------------------------------------------------------
Net sales of securities on margin                                                               22,968                -
-----------------------------------------------------------------------------------------------------------------------
Stockholder debt forgiveness                                                                   365,158                -
-----------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows


------------------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the six months ended June 30,             Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income (loss) before deemed dividends                                               $    410,354      $  (386,011)

  Adjustments to reconcile net loss before deemed dividends to net cash used in operating activities:
      Depreciation and amortization                                                            508,938           102,296
      Bad debt reserve                                                                         (61,490)                -
      Inventory reserve                                                                         (8,468)                -
      Realized gain on sale of securities                                                   (1,145,033)                -
      Loss on disposal of equipment                                                                  -               210
      Increase in market value of equity securities                                           (332,397)               -
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                                 (2,282,955)           43,443
        Inventories                                                                           (111,629)          (29,887)
        Other current assets                                                                   (38,657)                -
        Purchase of trading securities, net                                                 (1,467,967)                -
        Other assets                                                                           115,839            (3,000)
        Accounts payable and accruals                                                        2,388,261            25,407
        Deferred revenue                                                                        19,756                 -
        Accrued property taxes                                                                 (50,756)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (2,056,204)         (247,542)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds (purchase) of available-for sale securities, net                                  1,167,605            (6,983)
  Capital expenditures                                                                        (161,956)          (10,489)
  Notes receivable                                                                              (7,000)          (68,442)
  Cash paid in acquisitions                                                                   (141,306)                -
  Purchase of restricted certificates of deposit                                            (1,150,000)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (292,657)          (85,914)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of stock                                                              456,000         1,576,000
  Proceeds from notes payable                                                                1,135,311            94,000
  Repayments of notes payable                                                                 (555,528)          (54,830)
  Principal payments on capital lease obligations                                             (196,087)           (3,294)
  Purchase of treasury stock                                                                     4,190                 -
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 $    843,886       $ 1,611,876
------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

American International Industries, Inc.

Consolidated Statements of Cash Flows


                                                                                          Unaudited         Unaudited
                                                                                            1999               1998
                                                                                          (Restated -       (Restated -
For the six months ended June 30,             Increase (Decrease) in Cash                  Note 9)           Note 9)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                           $(1,504,975)      $1,278,420
Cash at beginning of period                                                                 2,149,916           62,991
Cash at end of period                                                                         644,941        1,341,411
----------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Interest paid                                                                               204,322           27,100
----------------------------------------------------------------------------------------------------------------------
Non-Cash Transactions:

Acquisition of land for common stock                                                                -          305,444
----------------------------------------------------------------------------------------------------------------------
Deemed dividend                                                                                     -        2,338,038
----------------------------------------------------------------------------------------------------------------------
Purchase of securities on margin                                                              149,072                -
----------------------------------------------------------------------------------------------------------------------
Stockholder debt forgiveness                                                                  365,158                -
----------------------------------------------------------------------------------------------------------------------
Subscriptions of common stock                                                                       -          550,000
----------------------------------------------------------------------------------------------------------------------
Purchase of subsidiary assets and liabilities through
  the issuance of common stock and options:
  Accounts receivable                                                                     $    87,215       $        -
----------------------------------------------------------------------------------------------------------------------
  Inventory                                                                                    36,496                -
----------------------------------------------------------------------------------------------------------------------
  Property and equipment                                                                       43,000                -
----------------------------------------------------------------------------------------------------------------------
  Other assets                                                                                  1,885                -
----------------------------------------------------------------------------------------------------------------------
  Goodwill                                                                                    674,764                -
----------------------------------------------------------------------------------------------------------------------
  Accounts payable                                                                             76,498                -
----------------------------------------------------------------------------------------------------------------------
  Notes payable                                                                                30,500                -
----------------------------------------------------------------------------------------------------------------------
  Notes payable to related parties                                                             30,000                -
----------------------------------------------------------------------------------------------------------------------
  Other liabilities                                                                               220                -
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

Note 5

Acquisition of World Wide Net, Inc. Common Stock



In May, 1999, the Company purchased for investment purposes, 400,000 freely tradable shares (giving effect to a 1 for 5 reverse split) of World Wide Net, Inc. (WWN) for a total of $300,000, representing 20% of the total outstanding common shares of WWN. WWN, an inactive public company with nominal assets, is traded in the over-the-counter-bulletin-board (OTCBB). The acquired shares are classified as trading securities and are accounted for in accordance with SFAS No. 115. The fair market value of the shares at June 30, 1999 was $875,000, giving rise to an unrealized gain of $575,000 for the three months ended June 30, 1999. Management determines the fair market value of these shares based on quoted market prices as reflected on the OTCBB.

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

Note 8
Segment Information

                                     Three Months Ended     Six Months Ended
                                           June 30              June 30
Net sales:                             1999        1998     1999         1998
                                       ----        ----     ----         ----
   Industrial/Commercial           4,845,862     632,326     7,302,564   1,150,082
   Media/Entertainment               854,004           0     2,011,321           0
   Real Estate                             0           0       600,000           0
----------------------------------------------------------------------------------
Consolidated net sales             5,699,866     632,326     9,913,885   1,150,082
----------------------------------------------------------------------------------

Income (loss) from operations:
   Industrial/Commercial               96383     (29,249)      168,791     (77,248)
   Media/Entertainment              (475,098)          0      (693,514)          0
   Real Estate                       (30,499)    (15,562)      451,602     (22,143)
   Oil & Gas                                      (3,999)       (5,014)     (8,282)
   Corporate                        (644,754)   (186,882)     (890,784)   (290,630)
----------------------------------------------------------------------------------
Consolidated operating
 income (loss)                    (1,056,968)   (235,692)     (968,919)   (398,303)
----------------------------------------------------------------------------------

A summary of identifiable assets
   Industrial/Commercial                                    10,293,211   1,924,311
   Media/Entertainment                                       3,954,360           0
   Real Estate                                               1,139,736     606,306
   Oil & Gas                                                    65,573       9,863
   Corporate                                                 2,295,399   1,335,822
----------------------------------------------------------------------------------
Consolidated assets                                         17,748,279   3,876,302
----------------------------------------------------------------------------------

NOTE 9. - RESTATEMENT OF PRIOR PERIODS


     The Company's financial statements for the periods ended June 30, 1999 and 1998 and December 31, 1998 have been restated to reflect the acquisitions of TRE, Brenham, Midtowne and real estate held for sale at the seller's historical cost plus assumed liabilities. The acquisition were previously recorded at fair value. The acquisitions, consisting of real estate and mineral rights, have been recorded at carry-over cost since the shareholders of the entities of all these acquisition transactions are under common control. Accordingly, the Company restated its financial statements to reflect the real estate held for sale and natural gas and mineral interests at the seller's carry-over cost. In addition, the Company recorded a deemed dividend of $2,338,038 which represents the fair value of the assets acquired in excess of the predecessor carry-over historical cost.


     The Company also made adjustments to (i) reclassify debt forgiveness of $365,159 from a stockholder as contributed capital, (ii) record additional legal and accounting expenses of $241,850 and (iii) reduce amortization expense of $30,000 previously taken on oil and gas properties.

     The effects of the restatements are as follows:


                                                       As Previously Reported                   As Restated
                                                ----------------------------------    ----------------------------------
                                                June 30 1999      December 31 1998    June 30 1999      December 31 1998
                                                ------------      ----------------    ------------      ----------------
Consolidated Balance Sheets:
Real Estate held for sale...............          $4,852,622           $ 4,910,140     $  939,584                939,584
Natural gas and mineral interests,
 net of amortization of $135,000
 and $105,000...........................             210,000               240,000              -                      -
Deficit.................................          (3,781,156)           (4,192,960)    (7,936,202)            (8,345,998)



                                                         Six Months ended:                     Six Months ended:
                                                ----------------------------------    ----------------------------------
                                                June 30 1999          June 30 1998    June 30 1999          June 30 1998
                                                ------------          ------------    ------------         -------------
Consolidated Statement of Income (Loss):
Operating expenses......................           2,664,286             $ 801,285      2,876,136           $    771,285
Operating loss..........................            (757,069)             (428,303)      (968,919)              (398,303)
Net income (loss) applicable to common
  stockholders..........................             412,363              (416,011)       410,354             (2,724,049)

Income (loss) per share - basic and
  diluted...............................                (.00)            $    (.01)           .00           $       (.04)



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

Results of Operations - Consolidated AIII


Three months ended June 30, 1999 compared to three months ended June 30, 1998. Consolidated net loss for the three-month period ended June 30, 1999 was $369,080 as compared to a loss during the three months ended June 30, 1998 of $225,084. The factors contributing to the consolidated net loss for the periods are discussed below:

The net sales for the three months ended June 30, 1999, were $5,699,866 as compared to $632,326 for June 30, 1998, such 801% increase being primarily attributable to the inclusion of the sales of NPI, CRC, Marald, and Armor Linings. NPI sales for the three-month period ended June 30, 1999 were $3,730,677. CRC revenues for the three month period ended June 30,1999 were $854,004. During the quarter, CRC experienced a decline in revenues due to a general downturn in movie production. Marald had revenues of $462,279, net of inter-company sales of $39,414. Armor Linings sales were $131,407. Har-Whit sales for the three months ended June 30, 1999 were $521,499 as compared to $632,326 for the three months ended June 30, 1998. TREE had no sales during the three-month period ended June 30, 1999, and had no sales activity for the comparable three months of 1998. Brenham reported $1,513 royalty income in the current quarter, as compared to $14,944 during the comparable three months of 1998. The activity of Acqueren during the three months ended June 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $151,205 and realized investment income of $1,096,128. AIII reported $575,000 in unrealized investment income. Cost of sales as a percentage of net sales for the three months ended June 30, 1999 was approximately 89%, with gross margins of 11%, as compared to approximately 65.5% cost of sales and 34.5% gross margins during the three-month period ended June 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 9.3% during this quarter. CRC posted negative margins averaging 9.4% during the three months ended June 30, 1999, while Har-Whit sustained 31.0% margins in 1999 as compared to 34.5% margins in 1998. Marald sustained margins during the current quarter of 29.8%, while Armor Lining's margin was 38.4% of sales.


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


Other income (expense) amounted to $23,175 for the three-month period ended June 30, 1999 including interest income of $14,507 and dividend income of $1,796. Acqueren reported unrealized investment losses of $151,205 and realized investment income of $1,096,128. AIII reported $575,000 in unrealized investment income. Interest expense during the current quarter amounted to $117,050. During the comparable three months last year, other income of $26,286 and $15,678 of interest expense was incurred. The increased interest expense for 1999 results from the bank debt attributable to acquired companies and the financing cost associated with equipment leases of CRC.



Six months ended June 30, 1999 compared to six months ended June 30, 1998. Consolidated net income for the six-month period ended June 30, 1999 was $410,354 as compared to a loss during the six months ended June 30, 1998 of $386,011. The factors contributing to the consolidated net income for the period are discussed below:


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


Other income (expense) amounted to $1,379,273 for the six-month period ended June 30, 1999 including interest and dividend income of $30,279. Acqueren reported unrealized investment losses of $242,603 and realized investment income of $1,145,033 during the six months. AIII reported unrealized investment income of $575,000. Interest expense of $204,322 during the first six months of 1999 compares to $27,100 of interest expense in the comparable period last year. Other income for the six-month period ended June 30, 1999 was $75,886 compared to $39,392 for 1998.

Net Income and Comprehensive Income


The consolidated net income for the three-month period ended June 30, 1999 was $369,080 as compared to the net loss of $225,084 sustained in the three months ended June 30, 1998. During the three months ended June 30, 1999, TREE had a net loss of $31,647, due primarily to the accrual of property taxes, as compared to a loss of $8,062 in the prior year. NPI posted net income of $72,163, Har-Whit had a net loss of $28,056, CRC posted a loss of $560,601 and Brenham had net income of $ 1,963. Marald posted earnings of $36,487 and Armor Linings reported income of $13,123. AIII sustained a loss of $64,447 at the corporate level. Acqueren reported earnings of $930,095, primarily attributable to its realized gain on marketable securities. Of the prior period's loss, $183,767 was incurred by AIII at the corporate level, Brenham had income of $ 10,945, losses of $8,062 at TREE, and a loss of $44,200 was attributable to the Har-Whit operations.



Consolidated net income for the six-month period ended June 30, 1999 was $410,354 as compared to the net loss of $386,011 sustained in the six months ended June 30, 1998. During the six months ended June 30, 1999, TREE had net income of $458,022, NPI posted net income of $95,449, Har-Whit had a net loss of $44,034, CRC posted a loss of $799,184 and Brenham had net income of $ 1,809. Marald earned $103,572 and Armor Linings earned $13,123 AIII sustained a loss of $310,514 at the corporate level. Acqueren reported income of $ 892,111. Of the prior period's loss, $467,577 was incurred by AIII at the corporate level, $16,363 income by Brenham, $12,143 loss by TREE, offset by earnings of $77,346 by Har-Whit.


Liquidity and Capital Resources - Consolidated AIII


Total assets at June 30, 1999, were $17,748,279, as compared to $13,568,181 at December 31, 1998, an increase of 30.8%. The increase is primarily attributable to increase in the value of trading securities and securities available for sale, increased inventories and accounts receivable at NPI and Har-Whit, and the acquisition of Marald, Inc. and Armor Linings.


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

For the three months ended June 30, 1999, AIII had $1,885,087 net cash used by operations, $71,034 net cash used in investing activities, and $212,048 of net cash provided by financing activities. For the three-month-period ended June 30, 1998, the Company used $197,399 in operations, used $41,806 in investing activities, and provided $1,442,380 through financing activities. The change reflects increased activities of the Company as compared to the first quarter of 1998. During June, an agreement was reached whereby David Miller, a former owner of CRC, granted CRC forgiveness of $365,158 owed to him as reimbursement of various expenses and advances made by him to the Company. CRC recorded a contribution to equity attributable to such forgiveness.

In May 1999, the Company purchased 400,000 shares of World Wide Net, Inc. ("WWN") for $300,000, representing 20% of the total outstanding shares of WWN. WWN is an inactive public company with nominal assets.

The Company purchased the shares of WWN for both investment purposes and because it believed that the shares may have value due to the fact that WWN was a publicly traded, if non-reporting, company. At the time of the purchase of the WWN shares, the Company had approximately $1,247,000 of cash and cash equivalents and $1,192,000 in marketable trading securities. In addition, the Company had lines of credit available aggregating $105,000 to draw upon to meet its short-term obligations. The Company's decision to make the $300,000 cash investment in WWN was initially only for short-term investment purposes, given that it was registered as a public trading entity and on the basis of the general popularity of Internet businesses.


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