Form 10QSB/A
period 1999-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-06-01
CIK 1073146

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


                               (Amendment No. 1)


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

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Balance Sheets

------------------------------------------------------------------------
                                                               Audited
                                                                 1998
                                                Unaudited     (Restated-
September 30, and December 31,                     1999         Note 8)
------------------------------------------------------------------------
Assets

Current

  Cash                                        $    705,755  $  2,149,916
  Trading securities                             1,160,829       418,770
  Marketable securities available-for-sale               -       115,884
  Restricted certificate of deposit                150,000             -
  Accounts receivable, net of allowance
    for doubtful accounts                        1,847,975     1,641,469

  Accounts receivable, related party               261,131             -

  Notes receivable                                  87,190       116,190

  Inventories, net of reserve                    1,272,973     1,055,091

  Other                                            108,290       141,996
------------------------------------------------------------------------
Total current assets                             5,594,143     5,639,316

Real estate held for sale                          939,584       939,584

Property and equipment, net of
  accumulated depreciation                       4,912,234     5,060,372

Goodwill, net of amortization                    1,797,842     1,085,616

Non-compete agreements, net of amortization        320,000       417,500

Restricted certificate of deposit                1,000,000             -

Other                                               48,327       125,793
------------------------------------------------------------------------
Total  assets                                 $ 14,612,130  $ 13,268,181
------------------------------------------------------------------------

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Balance Sheets

------------------------------------------------------------------------
                                                               Audited
                                                                 1998
                                                Unaudited     (Restated-
September 30, and December 31,                     1999         Note 8)
------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                            $ 2,394,851    $ 1,451,717
  Accrued expenses                                632,662        481,227
  Margin loan from a financial institution        454,208        195,645
  Accrued property taxes                          370,729        386,601
  Notes payable, current portion                  666,461        116,144
  Notes payable to related parties,
    current portion                               621,912        459,972
  Capital lease obligations, current portion    1,029,984        584,552
------------------------------------------------------------------------
Total current liabilities                       6,170,807      3,675,858

Notes payable, less current portion             1,732,459      1,599,909

Notes payable to related parties, less
  current portion                                 175,828        320,324

Capital lease obligations, less current portion   188,286        776,388

Other                                              21,674              -
------------------------------------------------------------------------
Total Liabilities                               8,289,054      6,372,479
------------------------------------------------------------------------
Minority interest                                 (57,387)             -

Stockholders' equity:
  Preferred stock, $.001 par value:
    10,000,000 shares authorized, none issued           -              -
  Common stock, $.001 par value; 200,000,000
    shares authorized                             124,971        121,116
  Additional paid-in capital                   15,022,910     15,726,799
  Deficit                                      (8,634,918)    (8,345,998)
------------------------------------------------------------------------
                                                6,512,963      7,501,917

Less:  Common stock subscriptions receivable     (100,000)      (550,000)
Treasury stock, at cost                           (32,500)       (37,251)
Accumulated other comprehensive gain (loss)             -        (18,964)
------------------------------------------------------------------------
Total stockholders' equity                      6,380,463      6,895,702
------------------------------------------------------------------------
Total liabilities and stockholders equity    $ 14,612,130    $13,268,181
========================================================================


                    See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Operations

------------------------------------------------------------------------
                                              Unaudited       Unaudited
For the three months ended September 30,        1999            1998

Net Sales                                   $  3,011,305    $  4,606,533

Cost of sales                                  2,497,548       3,746,820
------------------------------------------------------------------------
Gross Profit                                     513,757         859,713

Operating Expenses                               983,979         617,124
------------------------------------------------------------------------
Operating Income (Loss)                         (470,222)        242,589
------------------------------------------------------------------------
Other Income (Expense):

  Interest and dividend income                    20,915          19,791
  Investment gains                                34,411               -
  Interest expense                               (42,503)        (20,202)
  Other expenses                                (311,785)        (22,950)
  Other income                                     8,151          36,016
  Increase (decrease) in market value of
    trading securities                          (956,397)         37,845
------------------------------------------------------------------------
Total other income (expense), net             (1,247,208)         50,500

Income (Loss) from continuing operations      (1,717,430)        293,089
------------------------------------------------------------------------
Loss From Discontinued Operations               (532,370)              -
------------------------------------------------------------------------
Net income (loss)                             (2,249,800)        293,089
------------------------------------------------------------------------
Loss per common share - basic and diluted          (0.02)          (0.00)
Weighted average shares outstanding          124,947,982     110,540,835
========================================================================



                    See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Operations and Comprehensive Loss


Consolidated Statements of Operations

------------------------------------------------------------------------
                                                               Audited
                                                                 1998
                                                Unaudited     (Restated-
For the nine months ended September 30,            1999         Note 8)
------------------------------------------------------------------------
Net Sales                                   $ 10,913,870    $  5,756,615

Cost of sales                                  8,647,569       4,523,919
------------------------------------------------------------------------
Gross Profit                                   2,266,301       1,232,696

Operating Expenses                             3,012,502       1,388,411
------------------------------------------------------------------------
Operating Loss                                  (746,201)       (155,715)
------------------------------------------------------------------------
Other Income (Expense):

  Interest and dividend income                    58,588          22,935
  Investment gains                             1,179,447               -
  Interest expense                              (140,251)        (47,301)
  Other expenses                                (311,785)        (22,950)
  Other income                                    76,312          72,278
  Increase (decrease) in market value of
    trading securities                          (624,001)         37,845
------------------------------------------------------------------------
Total other income (expense), net                238,310          62,807

Loss before deemed dividends                    (507,891)        (92,908)

Deemed dividends                                       -      (2,338,038)
------------------------------------------------------------------------
Loss applicable to common stockholders      $   (507,891)   $ (2,430,946)
Loss from discontinued operations             (1,331,554)              -
------------------------------------------------------------------------
Net loss                                      (1,839,445)   $ (2,430,946)
------------------------------------------------------------------------
Loss per common share - basic and diluted          (0.01)          (0.03)
Weighted average shares outstanding          124,883,901      82,124,429
========================================================================

Consolidated Statements of Comprehensive Loss

Net loss                                      (1,839,445)     (2,430,946)
Unrealized gain on securities available
  for sale
  Unrealized holding gain arising during
    the period                                 1,051,720               -
  Less: reclassification adjustment for gains
    included in net income                    (1,032,756)              -
------------------------------------------------------------------------
Comprehensive Loss                          $ (1,820,481)   $ (2,430,946)
========================================================================


         See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------
                                                                                Unaudited         Unaudited
For the nine months ended September 30,        Increase (Decrease) in Cash         1999              1998
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss                                                                    $ (1,839,445)    $    (92,908)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                783,203          162,141
      Bad debt reserve                                                             (50,779)               -
      Inventory reserve                                                             (8,468)               -
      Realized gain on sale of securities                                       (1,179,445)               -
      Loss on disposal of equipment                                                                     210
      Common stock issued for services                                                   -           55,700
      Decrease in market value of equity securities                                624,001          (37,845)
      Changes in assets and liabilities, net of acquired assets and liabilities:
        Accounts receivable                                                       (361,865)          24,490
        Inventories                                                               (142,957)        (111,699)
        Other current assets                                                       (17,073)               -
        Purchase of trading securities, net                                     (1,374,676)        (176,945)
        Other assets                                                               125,143          (11,233)
        Accounts payable and accruals                                            1,070,279         (450,241)
        Deferred revenue                                                            20,539                -
        Accrued property taxes                                                     (15,870)               -
        Cash received from sale of options                                               -           49,785
        Cash received from broker                                                        -           40,000
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (2,367,413)        (548,545)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds (purchase) of available-for sale securities, net                      1,167,605          (54,540)
  Capital expenditures                                                            (290,269)        (143,131)
  Notes receivable                                                                 143,000                -
  Cash paid in acquisitions                                                       (141,306)               -
  Purchase of restricted certificates of deposit                                (1,150,000)               -
  Cash received in acquisition                                                         570        1,036,242
  Disposition of assets                                                            130,155                -
  Purchase of real estate properties                                                               (164,800)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (140,245)         673,771
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of stock                                                  456,900        2,217,500
  Proceeds from notes payable                                                    3,309,357        1,105,909
  Repayments of notes payable                                                   (2,415,608)        (979,477)
  Principal payments on capital lease obligations                                 (296,342)          (5,006)
  Purchase of treasury stock                                                         4,190                -
  Repayment on note receivable                                                       5,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     $  1,063,497      $ 2,338,926


         See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Consolidated Statements of Cash Flow

-----------------------------------------------------------------------------------------------------------
                                                                                Unaudited         Unaudited
For the nine months ended September 30,        Increase (Decrease) in Cash         1999              1998
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               $ (1,444,161)     $ 2,464,152

Cash at beginning of period                                                      2,149,916           62,991

Cash at end of period                                                              705,755        2,527,143
-----------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
  Interest paid                                                               $    288,366      $    49,500
-----------------------------------------------------------------------------------------------------------
Non-Cash Transactions:

Acquisition of land for common stock                                                     -        2,401,000
-----------------------------------------------------------------------------------------------------------
Deemed dividend                                                                          -        2,338,838
-----------------------------------------------------------------------------------------------------------
Issuance of securities on margin                                                         -         (303,300)
-----------------------------------------------------------------------------------------------------------
Stockholder debt forgiveness                                                       365,158                -
-----------------------------------------------------------------------------------------------------------
Subscriptions of common stock                                                            -          710,000
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


Effective October 1, 1999 the Company sold Modern Film Effects, Inc. d/b/a Cinema Research Corporation ("CRC"). Accordingly, the Consolidated Statements of Operations have been revised to present the results of operations from continuing operations separate from those of discontinued operations.


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

Note 2
Acquisition World Wide Net, Inc.


In May, 1999, the Company purchased for investment purposes, 400,000 freely tradable shares (giving effect to a 1 for 5 reverse split), representing 20% of the total outstanding common shares of World Wide Net, Inc. ("WWN"), for a total of $300,000. WWN, an inactive public company with nominal assets, is traded in the over-the-counter- bulletin-board (OTCBB). Of the total of 400,000 freely tradable shares, approximately 50,500 have been sold, and an additional 1,200 shares have been purchased, in several transactions. The remaining shares are categorized as trading securities and are accounted for in accordance with SFAS No. 115. The fair market value of the unsold shares at September 30, 1999 was $241,078. Unrealized losses amounted to $599,224 for the three month period ended September 30, 1999. Management determines the fair market value of these shares based on quoted market prices as reflected on the OTCBB. All sales of WWN shares have been made in the open market to non-related third parties.


On June 28, 1999, the Company entered into a definitive agreement to acquire 100% of the optical and digital title, special effects and the scan and record operations of Pacific Title/ Mirage Studios (Pac Title).


On September 12, 1999, the Company signed an agreement to acquire 3,100,000 newly issued, restricted, common shares of WWN, constituting approximately 60.8% of the then outstanding total of 5,100,000 common shares of WWN. The shares of WWN were received by AIII in exchange for 100% of the shares of CRC. Prior to the merger with CRC, WWN had only nominal assets and no operations during the three preceding years. Accordingly, the investment in WWN was recorded at the historical cost basis of CRC at the effective date of the transaction. Since the purchase of the 3.1 million shares acquired in September 1999 resulted in majority ownership of WWN, the Company consolidated WWN as of September 30, 1999.


On September 29, 1999 the Company announced that it has discontinued negotiations regarding the acquisition of the assets and operations of Pac Title. Due to unforeseen circumstances the Company decided not to proceed with the acquisition.

Note 3
Discontinued Operations - Sale of CRC


On November 15, 1999 WWN reached an agreement to sell its 100% ownership of CRC to Cinema Investment Group, Inc. Pursuant to the terms of that agreement, WWN will exchange its ownership in CRC for $250,000 cash at closing.



The purchaser will assume liability for the notes of CRC, approximately $1,200,000, although those notes remain guaranteed by the pledge of certificates of deposit owned by AII. It is anticipated that the total consideration received in the transaction will exceed the book value of CRC and such excess will be treated as a contribution of capital, rather than as a gain.

CRC, acquired in the fourth quarter of 1998, comprised the Media/Entertainment segment of the Company's total operations. Shown below is a summary of certain elements of CRC's operations, financial position and cash flows reflected in the Company's consolidated financial statements from the period of acquisition in 1998 to the date of disposition in 1999.


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
--------------------------------------------------------------------------------


Note 4
Allowance for Doubtful Accounts

The allowance for doubtful accounts was increased by provisions for bad debts of $41,200 and recoveries of $85, and was reduced by specific write-offs of $92,064 for the nine months ended September 30, 1999.



Note 5


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


Note 6
Litigation


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


Note 7



Segment Information
                               Three Months Ended        Nine Months Ended
                                 September 30              September 30
Net sales:                     1999         1998         1999         1998
                               ----         ----         ----         ----
   Industrial/Commercial    3,003,948     4,562,203   10,306,513    5,712,285
   Real Estate                  7,357             -      607,357            -
   Oil & Gas                        -        44,330            -       44,330
-----------------------------------------------------------------------------
Consolidated net sales      3,011,305     4,606,533   10,913,870    5,756,615
-----------------------------------------------------------------------------

Income (loss) from operations:
   Industrial/Commercial      (98,798)      347,189       69,419      269,941
   Real Estate                 (5,661)       (4,882)     445,941      (27,026)
   Oil & Gas                      (12)       44,330       (5,026)      36,048
   Corporate                 (365,752)     (144,048)  (1,256,535)    (434,678)
-----------------------------------------------------------------------------
Consolidated operating
 income (loss)               (470,223)     (242,589)    (746,201)    (155,715)
-----------------------------------------------------------------------------



A summary of identifiable assets
   Industrial/Commercial                               8,129,243    1,924,311
   Media/Entertainment(1)                              3,916,701            0
   Real Estate                                           996,631      906,306
   Oil & Gas                                              67,528        9,863
   Corporate                                           1,502,027    1,335,822
-----------------------------------------------------------------------------
Consolidated assets                                   14,612,130    4,176,302
-----------------------------------------------------------------------------
(1) CRC comprised this segment whose operations were discontinued effective October 1, 1999.



NOTE 8 - Restatement of Prior Periods



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


    The effects of the restatements are as follows:

                                    As Previously Reported         As Restated
                                      December 31, 1998         December 31, 1998
                                    ----------------------      -----------------
Consolidated Balance Sheets:
Real estate held for sale........      $ 4,910,140                 $   939,584
Natural gas and mineral interests
 net of amortization of $105,000.          240,000                           -
Deficit..........................       (4,192,960)                 (8,345,998)


                                       Nine Months ended      Nine Months ended
                                       September 30, 1998     September 30, 1998
                                       ------------------     ------------------
Consolidated Statements of Loss:
Operating expenses...............      $ 1,433,411                $ 1,338,411
Operating loss...................         (176,085)                  (155,715)
Net loss applicable to common
 stockholder.....................         (137,908)                (2,430,946)

Loss per share - basic and
 diluted.........................     $       (.00)               $      (.03)


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

Results of Operations - Consolidated AIII - Continuing Operations


Three months ended September 30, 1999 compared to three months ended September 30, 1998. Consolidated net loss for the three-month period ended September 30, 1999 from continuing operations was $1,717,430 and the loss from discontinued operations of $532,370 brought the consolidated loss to $2,249,800, as compared to net income for the three months ended September 30, 1998 of $293,089. The factors contributing to the consolidated net loss for the periods are discussed below:



The net sales from continuing operations for the three months ended September 30, 1999, were $3,011,305 as compared to $4,606,533 for September 30, 1998. NPI sales for the three-month period ended September 30, 1999 were $1,888,653, as compared to $3,935,820 during the comparable quarter in 1998. CRC revenues for the three month period ended September 30,1999 were $673,930. During the quarter, CRC experienced a decline in revenues due to a general downturn in movie production and unfavorable effects of the attempted merger with Pac Title. Marald had revenues of $471,182, Armor Linings sales were $177,168. Har-Whit sales for the three months ended September 30, 1999 were $516,205 as compared to $626,383 for the three months ended September 30, 1998. TREE had no sales during the three-month period ended September 30, 1999, and had no sales activity for the comparable three months of 1998. Brenham reported $1,651 royalty income in the current quarter, as compared to $44,330 during the comparable three months of 1998. The activity of Acqueren during the three months ended September 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $513,897 and realized investment income of $33,713. Cost of sales as a percentage of net sales for the three months ended September 30, 1999 was approximately 83%, with gross margins of 17%, as compared to approximately 81.4% cost of sales and 18.6% gross margins during the three-month period ended September 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging 13.6% during this quarter. CRC posted negative margins averaging 33% during the three months ended September 30, 1999. Har-Whit sustained 11.8% margins in 1999 as compared to 35.5% margins in 1998. Marald sustained margins during the current quarter of 29.1%, while Armor Lining's margin was 28.6% of sales.

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


Other expense amounted to $1,247,207 for the three-month period ended September 30, 1999 including interest income of $20,675 and dividend income of $240. Acqueren reported unrealized investment losses of $513,897 and realized investment income of $33,713. AIII reported unrealized investment losses of $442,500 and realized investment income of $699. Interest expense during the current quarter amounted to $42,503. A $311,785 loss was recorded related to the Company's investment in the attempted acquisition of Pacific Title/Mirage Studios. During the comparable three months last year, other income of $50,500 and $22,950 of interest expense were incurred.


Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.


Consolidated net loss from continuing operations for the nine-month period ended September 30, 1999 was $507,891 and the loss from discontinued operations of $1,331,554 results in a consolidated loss of $1,839,445, as compared to a loss during the nine months ended September 30, 1998 of $2,130,946. The factors contributing to the consolidated net income for the period are discussed below:



The net sales for the nine months ended September 30, 1999, were $10,963,870 as compared to $4,606,533 for September 30, 1998, such 138% increase being primarily attributable to the inclusion of the sales of NPI, Marald, Armor Linings and TREE. NPI had sales for the nine month period of $7,164,720. Marald had revenues of $1,445,741, while Armor Linings revenues amounted to $308,575. Har-Whit sales for the nine months ended September 30, 1999 were $1,476,151 as compared to $1,776,465 for the nine months ended September 30, 1998. TREE had sales of $607,357 for the nine-month period ended September 30, 1999, while it had no sales activity for the comparable nine months of 1998. Brenham reported royalty income of $7,473 in the current nine months compared to $44,330 during the first nine months of 1998. The activity of Acqueren during the nine months ended September 30, 1999, consisted of investments and trading in various investment and available for sale equity securities; such activity resulting in unrealized investment losses of $756,501 and realized investment earnings of $1,178,746. AIII reported unrealized investment income of $132,500 and reported realized investment income of $699. Cost of sales as a percentage of net sales for the nine months ended September 30, 1999 was approximately 79.3%, with gross margins of 20.7%, as compared to approximately 78.6% cost of sales and 21.4% gross margins during the nine-month period ended September 30, 1998. The change is the result of the inclusion of NPI, which sustained gross margins averaging
11.9 % during the nine months. Har-Whit sustained 24.1% margins in 1999, as compared to 33.5% margins in 1998. During the first nine months of 1999, TREE experienced margins of 83.5% on its sale of real estate rights, as the $100,000 cost associated with the contract constituted 16.7% of sales.


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


Other income amounted to $238,310 for the nine-month period ended September 30, 1999 including interest and dividend income of $58,588. Other expenses for the period ended September 30, 1999 include the write-off of costs amounting to $311,785 in connection with the attempted acquisition of Pacific Title. Acqueren and AIII reported unrealized investment losses of $624,001 and realized investment income of $1,179,445 during the nine months. Interest expense of $140,251 during the first nine months of 1999 compares to $22,935 of interest expense in the comparable period last year. Other income (expense) for the nine-month period ended September 30, 1998 was $62,807.


Net Income and Comprehensive Income


The consolidated net loss from continuing operations for the three-month period ended September 30, 1999 was $1,717,430 and the loss from discontinued operations of $532,370 brings the consolidated net loss to $2,249,800, as compared to the net loss of $1,744,949 sustained in the three months ended September 30, 1998. During the three months ended September 30, 1999, TREE had net income of $95, as compared to a loss of $1,882 in the prior year. NPI posted a net loss of $16,643, Har-Whit had a net loss of $99,232, and Brenham had net income of $1,956. Marald posted a loss of $5,634 and Armor Linings reported income of $8,267. AIII sustained a loss of $1,106,925 at the corporate level. Acqueren reported losses of $449,313, primarily attributable to its unrealized losses on marketable securities. Of the prior period's loss, $124,257 was incurred by AIII at the corporate level, Brenham had income of $44,330, TREE had losses of $1,882, NPI posted income of $311,205, and income of $22,474 was attributable to the Har-Whit operations.



Consolidated net losses from continuing operations, for the nine-month period ended September 30, 1999 were $507,891, and losses from discontinued operations of $1,331,554 brings the consolidated loss to $1,839,445. This compares to the net loss of $2,430,946 sustained in the nine months ended September 30, 1998 after giving effect to the deemed dividend of $2,338,038. During the nine months ended September 30, 1999, TREE had net income of $458,117, NPI posted net income of $78,806, Har-Whit had a net loss of $143,266 and Brenham had net income of $3,765. Marald earned $97,937 and Armor Linings earned $21,390. AIII sustained a loss of $1,417,438 at the corporate level. Acqueren reported income of $392,798. Of the prior period's loss, $411,772 was incurred by AIII at the corporate level in addition to the deemed dividend of $2,338,038, $60,693 income by Brenham, $14,025 loss by TREE, offset by earnings of $311,205 by NPI while Har-Whit experienced a loss of $80,242.


Liquidity and Capital Resources - Consolidated AIII


Total assets at September 30, 1999, were $14,612,130, as compared to $13,268,181 at December 31, 1998. The increase is primarily attributable to increased inventories and accounts receivable at NPI and Har-Whit, and the acquisition of Marald, Inc. and Armor Linings.



Consolidated accounts receivable increased by $206,506 from December 31, 1998 to September 30, 1999. Accounts receivable of NPI increased by $222,155 from December 31, 1998 due primarily to sales increases during the period resulting from the seasonal nature of NPI's business. Har-Whit experienced a decrease of $41,986 in accounts receivable during the nine months ended September 30, 1999. CRC's receivables decreased by $104,745 from December 31, 1998 due to a decrease in sales during the summer months of 1999. Marald's receivables increased by $81,151, while Armor's receivables increased by $49,931 during this same period.



Consolidated inventory increased by $217,882 from December 31, 1998 to September 30, 1999. Inventory at NPI increased by $157,719 due primarily to the increase in sales activity discussed above. Har-Whit's inventory increased by $49,250 during this period. CRC's inventory decreased by $66,267 during the nine months ended September 30, 1999, while Marald's inventory increased by $47,180 and Armor's increased by $30,000 during the same period.



Total liabilities at September 30, 1999, were $8,289,054, as compared to $6,372,479 at December 31, 1998. The increase is primarily attributable to increased activity by NPI and the acquisitions of Marald and Armor Linings.



At September 30, 1999, AIII had negative working capital of $576,664 as compared to $1,963,458 at December 31, 1998. The decrease in working capital is primarily attributable to the purchase of restricted certificates of deposit securing indebtedness of CRC and Har-Whit and increased debt by CRC . AIII's consolidated cash position at September 30, 1999, was $705,755 as compared to $2,149,916 at December 31, 1998. The value of investments in marketable securities at September 30, 1999 was $1,160,828 compared to $534,654 at December 31, 1998. Accounts receivable at September 30, 1999 were $1,847,975 compared to $1,641,469 at December 31 1998, the increase being attributable to the seasonal increase in sales of NPI and the acquisition of Marald and Armor. Inventories were $1,272,973 at September 30, 1999 as compared to $1,055,091 at December 31, 1998.


In July, 1999 an advance from a related party in the amount of $250,000 was used to fund the deposit regarding the proposed acquisition of certain assets and operations of Pacific Title/ Miraage Studios. As the negotiations have been discontinued, such deposit has been written off as other expense in the period ended September 30, 1999.


In May 1999, the Company purchased 400,000 shares of World Wide Net, Inc. (WWN) for $300,000, representing 20% of the total outstanding common shares of WWN. WWN is an inactive public company with nominal assets.



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


Consolidated negative operating cash flows of $2,367,413 for the nine months ended September 30, 1999 consisted of negative cash flows of $1,713,398 at the holding company, $972,032 by Acqueren, $235 at Brenham, $349,459 at NPI, offset by positive operating cash flows of $6,698 for Har-Whit and $18,680 for Marald, $24,132 by Armor $421,305 by TRE, and $196,896 at CRC. Positive operating cash flows by CRC primarily resulted due to the increase in accounts payable of $796,526. The Company believes that the sale of CRC will substantially improve the consolidated liquidity and operating performance of All. Acqueren's negative operating cash flows were offset by positive flows from investing activities. NPI reported negative operating cash flows as of September 30, 1999 due to the seasonal nature of the business cycle, experiencing increases in accounts receivable and inventories during the third quarter. During the fourth quarter positive operating cash flows should result from reductions in receivables.



Presently, the Company has two lines of credit from Southwest Bank of Texas and Sterling Bank. In addition, the Company's largest shareholder, Elk International Corporation Ltd., has made available to the Company a $500,000 line of credit. The Company has significant capital raising and financing capability through its ability to sell or pledge unencumbered assets as collateral. The Company's wholly owned subsidiary TREE received an offer of $1,200,000 from Weiner Development Corporation for its 286 acres of land in Dickinson, Texas. Further, TREE received an offer of $250,000 for 5 acres on another of one of its properties in Houston, Texas. The Company did not accept the offers because it believed it they were inadequate. In addition, the Company believes it has further capital raising and financing capability through its ability to sell or pledge (a) its additional portfolio of real estate, which is appraised at greater values than its book carrying value, (b) investment securities, and (c) other assets. Management believes that an inordinate amount of nonrecurring expenses has been incurred in dealing with issues related to CRC, and that CRC was the only subsidiary experiencing serious negative operating results. Management believes that by the sale of CRC the Company ended the losses, generated proceeds, and reduced costs. The Company experienced unusual, and believes mostly non-recurring, one time professional, legal, and accounting expenses related to the restatement of its financials as requested by the SEC and the costs involved in order to become again a OTC Bulletin Board traded Company. Based on the above, the Company believes that the financial statements are correctly stated and should not be prepared under the liquidation basis of accounting.





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

Liquidity and Capital Resources - CRC


Total assets of CRC at September 30, 1999, were $ 3,766,131, total liabilities were $3,660,059 and CRC had negative current working capital of $ 1,971,679. For nine months ended September 30, 1999, CRC had $196,896 net cash provided from operations, $126,013 net cash used in investing activities, and $56,381 net cash used by financing activities. Losses and costs associated with the attempted merger with Pac Title added to the financing requirements of CRC. The contract regarding the sale of CRC calls for a cash payment of $250,000 at closing and assumption by the purchaser of all liabilities of CRC.



Accounts receivable turnover ratio is 7.19 and the inventory turnover ratio is
42.60 for the nine months ended September 30, 1999.


Industrial/ Commercial Segment

Results of Operations - Northeastern Plastics, Inc.

For the three months ended September 30, 1999 NPI had net sales of $1,888,653, operating expenses were $270,690, and operating loss was $13,828. Other expense of $2,814 includes net interest expense. Net loss for the three months was $16,642.


Sales of NPI are subject to seasonal influences and the buying patterns of customers. Approximately 33% of sales are of items which are generated during the Christmas season. Thus, the retailers buying from NPI will increase orders in preparation for the selling season. During the second calendar quarter of 1999, NPI experienced significant increases in orders by a major customer, Family Dollar Stores. Changes in the schedule of that customer's orders resulted in a shift to the second quarter of sales that had been expected to book in the third quarter.


For the nine months ended September 30, 1999 NPI had net sales of $7,164,720, operating expenses were $781,047, and operating income was $83,530. Other expense of $4,724 includes net interest expense. Net income for the nine months was $78,806.


Liquidity and Capital Resources NPI


Total assets of NPI at September 30, 1999, were $2,245,532, total liabilities were $1,286,351 and current working capital was $1,024,551. For the nine months ended September 30, 1999 NPI had $349,459 used by operations, used $10,507 in investing activities and had $26,000 used in financing activities. During the three-month period ended September 30, 1999 the accounts receivable of NPI declined by $2,094,418, from $3,299,540 at June 30, 1999 to $1,205,122 at
September 30, 1999. The activities of NPI are very seasonal and subject to pronounced peaks and valleys during the year. Thus the swing in volume during a quarter can significantly influence measurement ratios such as the receivable turnover ratio which moved from 2.53 at June 30, 1999 to .95 at September 30, 1999. Inventory levels also are driven by the seasonal influences and during the three months ended September 30, 1999 increased from $770,597 at June 30, 1999 to $939,993 at September 30, 1999, in anticipation of fourth quarter shipments. The inventory turnover ratio of NPI at September 30, 1999 was 8.21 as compared to 6.07 at June 30, 1999.



During the nine-month period ended September 30, 1999 the accounts receivable of NPI increased by $177,995 from the balance of $1,027,127 at December 31, 1998 and inventories increased by $157,719 over the balance at December 31, 1998 of $782,274. The increases in both categories are attributable to seasonal changes in the level of orders.


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

Liquidity and Capital Resources - Har-Whit


Har-Whit has arranged a $150,000 line of credit with a financial institution secured by its accounts receivable and pledge of the parent company's certificate of deposit. The interest rate for the line of credit is at 7.75% and the note matures in January 2001. At September 30, 1999, Har-Whit had an outstanding note payable to a financial institution of $542,280 at an interest rate of 9.75% per annum due in monthly payments of $7,895 through February 2003 with the remaining amount due in March 2003. During the nine months ended September 30, 1999, Har-Whit had $6,698 provided by operating activities, $7,608 used in investing activities, and provided $16,464 through financing activities. During the three months ended September 30, 1999, accounts receivable of Har-Whit increased from $150,945 to $167,270 and inventory levels decreased by $53,861 from the $309,661 balance at June 30. During the quarter, receivable turnover ratios decreased to 3.24 from 3.39 at June 30, 1999 while inventory turnover increased to 1.62 from 1.44 at June 30, 1999.


Results of Operations - Marald, Inc. dba Unlimited Coatings


During the three-month period ended September 30, 1999, Marald had sales of $471,182, cost of sales of $333,637, comprising 70.8% of sales, and margins of $137,545 represent 29.2% of sales. Operating expenses of $137,326 were 29.1% of sales. Interest expense was $5,854 and net loss was $5,634.



During the nine-month period ended September 30, 1999, Marald had sales of $1,445,741, cost of sales of $1,008,895 comprising 69.8% of sales, and margins of $436,846 represent 30.2% of sales. Operating expenses of $330,722 were 22.9% of sales. Interest expense was $8,189 and net income of $97,937 represented 6.8% of sales.


Liquidity and Capital Resources - Marald


Marald has arranged a $100,000 working capital line of credit, with interest at prime plus two percent, secured by its inventory and accounts receivable and parent guarantee, and a $125,000 line of credit secured by the parent, at prime plus two percent. Increasing sales levels may require additional working capital financing. Although there is no assurance, Marald expects to be able to secure such financing on favorable terms. During the nine months ended September 30, 1999, Marald had $18,680 provided by operating activities, $91,767 used in investing activities, and provided $162,992 through financing activities.
During the three-month period ended September 30, accounts receivable at Marald decreased by $65,936 from the balance of $163,902 at June 30 to the balance of $97,966 at September 30, 1999. Inventories decreased $22,177 from the $69,357 balance at June 30, 1999. The receivable turnover ratio for Marald at September 30, 1999 was 3.60 as compared to 3.53 at June 30, 1999. The inventory turnover ratio was 6.16 as compared to 8.76 at June 30, 1999.


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

Liquidity and Capital Resources - Armor

At September 30, 1999 Armor had no financing requirements as its operations have been financed through its internal cash flows. Although there is no assurance, it is expected that working capital financing will be available at favorable terms when the growth of the company requires such arrangements. For the period from acquisition through September 30, 1999, Armor generated $29,132 from operations, used $7,218 in investing activities, and used $12,962 in financing activities. During the three months ended September 30, 1999, changes in the accounts receivable and inventory levels of Armor were negligible. The accounts receivable turnover ratio is 5.71 and the inventory turnover ratio is
6.91 for the nine months ended September 30, 1999.


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