Form 10KSB
period 1999-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-08-15
CIK 1073146

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     AMERICAN INTERNATIONAL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 000-25223

                           Nevada                                               88-0326480
                           ------                                               ----------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

                  601 Cien Street, Suite 235                                    77565-3065
                  --------------------------                                    ----------
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

Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the 12 months ended December 31, 1999 were $13,396,256.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the price on the pink sheets of the National Quotation Bureau on August 1, 2000 was $6,737,671. As of June 30, 2000 registrant had 162,256,222 shares of Common Stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

         Some of the statements contained in this Form 10-KSB for American International Industries, Inc. ("AIII" or "Company"), discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. The term "AIII" or the "Company" refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

o the success or failure of management's efforts to implement their business strategy;

o the ability of the Company to raise sufficient capital to meet operating requirements;

o    the ability of the Company to protect its intellectual property rights;

o    the ability of the Company to compete with major established companies;

o    the effect of changing economic conditions;

o the ability of the Company to attract and retain quality employees; and other risks, which may be, described in future filings with the SEC.

GENERAL

         American International Industries, Inc. is a Nevada corporation, which began conducting its current operations in September 1996, when it made its first acquisition. The Company is a holding company, and operates the following subsidiaries:

o Har-Whit/Pitt's & Spitt's, Inc. (a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator)

o    Brenham Oil & Gas, Inc. (an owner of an oil and gas royalty interest),

o Texas Real Estate Enterprises, Inc. (which owns certain undeveloped real estate in Harris, Galveston, and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary Midtowne Properties, Inc.)

o Acqueren, Inc. (whose sole business operating entity is Northeastern Plastics, Inc. which is a supplier of automotive after-market products and consumer durables),

o Marald, Inc. d/b/a Unlimited Coatings (a distributor of specialty chemicals, primarily used for spray-on bed-liners for truck beds, marketed through a network of independent distributors),

o Tough Trucks & Accessories, Inc. d/b/a Armor Linings, a retail applicator of spray-on truck bed liners and truck accessories.

o World Wide Net, Inc. (a separately trading public entity, WWNT, currently inactive, having sold its wholly owned subsidiary, Modern Film Effects, Inc. at October 1, 1999).

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

AMERICAN INTERNATIONAL INDUSTRIES, INC.

         In September 1994, the Company was incorporated in Nevada under the name Black Tie Affair, Inc. for the purposes of engaging in catering services. In July 1996, an unaffiliated group of investors purchased shares of Company common stock constituting 90% of the outstanding shares of Black Tie Affair, Inc. This group changed the name of the Company to Pitts and Spitts of Texas, Inc., and acquired Pitt's & Spitts, Inc. and Har-Whit, Inc. in September 1996. In September and October 1997, a new investor group ("1997 Group") including Mr. Daniel Dror, Sr., gained control of the Company through the following arms length negotiated transactions with the Company and unaffiliated third parties:
(i) Elk International Corporation, Ltd., an entity controlled by Mr. Dror's brother, purchased 5,000,000 shares of Company common stock at a purchase price of $0.03 per share from the Company, received an option to purchase 2,000,000 shares of Company common stock at an exercise price of $0.02 per share from the Company, and purchased 1,200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual (Mr. Dror has never owned any shares of Elk International Corporation, Ltd., nor has he ever served as an officer or director of such entity), (ii) Jack Talan, a former director of the Company, purchased 500,000 shares of Company common stock from the Company at a purchase price of $0.10 per share, and (iii) Daniel Dror & Company, Inc., formerly controlled by Mr. Dror, purchased 200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual. At the closing of this transaction, the sole operating entities of the Company were its two subsidiaries Pitt's & Spitt's, Inc. and Har-Whit, Inc. This group elected a new board of directors, appointed current management, and appointed Mr. Dror chairman of the board and chief executive officer. In December 1997, the name of the Company was changed to Energy Drilling Industries, Inc., and in June 1998, the Company changed its name to American International Industries, Inc.

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

         The Company currently operates from one facility in Kemah, Texas. Its facility is 1,380 square feet and is leased for $1,335 month, expiring May 2004. As of July 11, 2000, the Company, excluding its subsidiaries, employed eight persons, on a full-time basis, none of which are covered by a collective bargaining agreement.

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

BRENHAM OIL & GAS, INC.

         In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation, incorporated in November 1997 ("Brenham"), for 6,000,000 shares of Common Stock from Daniel

Dror II 1976 Trust. At the time of the transaction, Mr. Dror was the trustee of the Daniel Dror II 1976 Trust, but he has never had any financial interest in such trust, the sole beneficiary being Mr. Dror's son. Mr. Dror is no longer the trustee of the trust. Brenham's sole asset is an oil and gas royalty interest, which was owned by the Daniel Dror II 1976 Trust prior to December 1995. The mineral rights, which resulted in the royalty interest, were retained by the Daniel Dror II 1976 Trust in a real estate sale transaction. All of the cost basis which the Daniel Dror II 1976 Trust had in that property was attributed to the property, which was sold, thus no basis is attributed to the mineral interest. Brenham is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479.

TEXAS REAL ESTATE ENTERPRISES, INC.

         In December 1997, the Company purchased all of the capital stock of Texas Real Estate Enterprises, Inc. a Texas corporation, incorporated in March 1996 ("TREE"), for 10,000,000 shares of Common Stock from Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother. The Company also purchased G.C.A. Incorporated ("GCA") (wholly owned by an unrelated individual) for 6,000,000 shares of AIII Common Stock. TREE and GCA are collectively referred to as TREE. In May 1998, the Company through TREE issued 8,000,000 shares of AIII Common Stock to Daniel Dror & Company, Inc., which at the time of the transaction was controlled by Mr. Dror in exchange for additional property. Mr. Dror is no longer affiliated with the company. In June 1998, the Company through TREE purchased all of the capital stock of Midtowne Properties, Inc. ("Midtowne") for 1,100,000 shares of AIII Common Stock, from two parties, one of which was the Daniel Dror II 1976 Trust, which received 660,000 shares of AIII Common Stock. In December 1998, because the appraisals on the properties exceeded the preliminary values of the properties as estimated by both parties to the transaction, the Company authorized the issuance of an additional 1,000,000 shares of AIII Common Stock, of which the party with which Mr. Dror was affiliated was to receive 600,000 shares. The purchase price of TREE, GCA, Midtowne, and the additional property was established based on the fair market value of the assets acquired as determined by independent, certified appraisals. Management believes the terms of the purchases were fair and reasonable based on such appraisals. TREE is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479.

ACQUEREN, INC.

         In June 1998, the Company entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation, incorporated in December 1995 ("Acqueren"), which operates through its wholly owned subsidiary Northeastern Plastics, Inc., a New York corporation, incorporated in January 1986 ("NPI"). The purchase agreement provided for the issuance of 6,750,000 shares of Common Stock to the two largest shareholders of Acqueren in exchange for approximately 55% of the outstanding capital stock of Acqueren, and provided for the remaining shareholders of Acqueren to receive approximately
25.02 shares of Common Stock for each share of Acqueren common stock exchanged (these remaining shares of Acqueren common stock had been issued pursuant to a private placement and included a warrant to purchase one share of Acqueren common stock, which is included in the above exchange). The transaction was closed effective July 1, 1998. Based upon the estimated fair value of the restricted common stock of AIII ($.08 per share at date of acquisition), the total purchase consideration for Acqueren was approximately $2,140,000. Based on the representations made to it at the time of the transaction, management believed the terms of the acquisition were fair and reasonable being based on arms-length negotiations. NPI is located at 11601 Highway 32 in Nicholls, Georgia 31554. Its telephone number is (912) 345-2030.

MARALD, INC.

         Effective January 1999, the Company purchased all of the capital stock of Marald, Inc., doing business as Unlimited Coatings ("Unlimited"), in exchange for 3,500,000 restricted shares of Common Stock of AIII valued at fair market value of approximately $652,000 at $.19 per share plus a finders fee of $45,000 paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, the Company has agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc. an entity partially owned by the above-related party. Unlimited, headquartered in Houston, Texas distributes specialty chemicals to the automotive after-market and is best known for its spray-on bed-liners for trucks. Unlimited products are marketed under the "Toro Liner" name. Unlimited also markets specialty chemicals, including rust proofing, undercoating, fabric protectants, fuel additives, and performance enhancement chemicals related to the automotive after-market. The Unlimited acquisition has been accounted for as a purchase. The Company knows of no independent sources of information regarding Unlimited's market. However, based on management's knowledge of the industry, management believes Unlimited is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited markets through participation in trade shows and advertising in national trade magazines. Unlimited competes on the basis of price, quality, and service. Unlimited is located at 1107-B Upland Drive, Houston, Texas 77043. Its phone number is (713) 647-8676.

TOUGH TRUCKS & ACCESSORIES, INC.

         In April 1999, the Company acquired 100% of the outstanding shares of Tough Trucks & Accessories, Inc. d/b/a Armor Linings ("Armor"). Armor operates a facility in Houston, for the application of spray-on liners for truck beds, undercoating and rustproofing of vehicles, and wholesale and retail sales of truck accessories. Customers include many of the Houston area auto and truck dealerships. Armor has established commercial applications of the coatings, which are applied for corrosion resistance and noise suppression in diverse uses. A manufacturing company has Armor apply the lining to the inside of housings for large turbine engines. Other applications include surfaces exposed to corrosive materials in chemical and refining plants, lining the interior of refuse containers (dumpsters), spraying floors and decks, and other applications where a tough surface, resistant to corrosion, moisture and wear is needed. The chemicals are supplied by Unlimited. The Company paid cash in the amount of $143,000 and assumed approximately $85,000 related to certain equipment lease obligations. The acquisition was accounted for as a purchase. Armor is located at 1107-B Upland Drive, Houston, Texas 77043. Its phone number is
(713) 932-7667.

ACQUISITION OF WORLD WIDE NET, INC. COMMON STOCK

         In May 1999, the Company purchased for investment purposes, 400,000 freely tradable shares (giving effect to a 1 for 5 reverse split) of World Wide Net, Inc. (WWNT) for a total of $300,000, representing 20% of the total outstanding common shares of WWNT. WWNT, an inactive public company with nominal assets, is traded in the over-the-counter-bulletin-board (OTCBB). Of the total of 400,000 freely tradable shares, approximately 367,000 have been sold, and an additional 1,200 shares have been purchased, in several transactions. The remaining 33,000 shares are categorized as trading securities and are accounted for in accordance with SFAS No. 115. The fair market value of the unsold shares at December 31, 1999 was $5,226. Unrealized losses amounted to $22,118 for the three-month period ended December 31, 1999. Management determines the fair market value of these shares based on quoted market prices as reflected on the OTCBB. All sales of WWNT shares have been made in the open market to non-related third parties. WWNT is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479.

         On September 12, 1999, the Company signed an agreement to acquire 3,100,000 newly issued, restricted, common shares of WWNT, constituting approximately 60.8% of the then outstanding total of 5,100,000 common shares of WWNT. The shares of WWNT were received by AIII in exchange for 100% of the shares of Modern Film Effects, Inc. dba Cinema Research Corporation ("CRC"). Prior to the merger with CRC, WWNT had only nominal assets and no operations during the three preceding years. Accordingly, the investment in WWNT was recorded at the historical cost basis of CRC at the effective date of the transaction. Since the purchase of the 3.1 million shares acquired in September 1999 resulted in majority ownership of WWNT, the Company consolidated WWNT as of September 30, 1999.

RECENT DEVELOPMENTS

         On June 28, 1999, the Company entered into a definitive agreement to acquire 100% of the optical and digital title, special effects and the scan and record operations of Pacific Title/ Mirage Studios ("Pac Title").

         On September 29, 1999 the Company announced that it had discontinued negotiations regarding the acquisition of the assets and operations of Pac Title. Due to unforeseen circumstances the Company decided not to proceed with the acquisition.

BUSINESS OPERATIONS OF HAR-WHIT/PITT'S & SPITT'S, INC.

         Har-Whit is (i) a manufacturer and seller of barbeque pits and accessories, and (ii) a custom sheet metal and light structural fabrication company specializing in stainless steel and aluminum. Har-Whit began selling barbeque pits in 1983, and began its fabrication business in 1973.

PRODUCTS AND SERVICES

         Har-Whit manufactures ten standard styles of high quality barbeque pits that it sells at retail at prices ranging from $625 to $4,395. In addition, Har-Whit manufacturers custom barbeque pits which have been sold at prices as high as approximately $35,000. Har-Whit's barbeque pits are sold under the name "Pitt's & Spitt's," which management believes has established a reputation for quality in the industry. In addition, Har-Whit offers a number of related spices, sauces, accessories, cooking tools, and cookbooks in its retail showroom and, on a very limited basis, through catalogs.

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

EMPLOYEES

         As of August 1, 2000, Har-Whit employed 31 persons, on a full-time basis, including management, sales, office, and manufacturing employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

FACILITIES

         Har-Whit currently operates from one office in Houston, Texas, that it owns. In addition, Har-Whit has acquired land for expansion adjoining its current facility consisting of approximately 26,000 square feet for $28,000 and a five-year note of $30,000. Har-Whit is planning to add an additional 9,000 square feet to the existing manufacturing facilities on this land at a cost of approximately $250,000 if sufficient funding can be obtained, to effect its business strategy of increased sales as management believes a greater demand exists for its products. One of AIII's primary functions is to assist its subsidiaries to raise the necessary capital to support such growth, however, there is no assurance that Har-Whit will be able to raise adequate proceeds to effectuate any expansion plans. If Har-Whit is unable to raise sufficient proceeds to fund such expansion, it will continue to operate out of its current facilities and with its current equipment. If Har-Whit is unable to fund plant expansion and purchase new production equipment, it may not be able to effectuate its business strategy of increased sales.

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

GOVERNMENT REGULATION

     As stated previously, Brenham's profitability is dependent on Union Pacific's profitability. As Union Pacific is regulated by various state and federal authorities there is no assurance that Union Pacific's profitability, and therefore Brenham's profitability, will not be adversely affected. As Brenham only owns a royalty interest on the subject land it is not directly responsible for any costs in connection with environmental laws, nor is it subject to penalties for non-compliance with any such laws. Union Pacific is subject to the following governmental regulations:

o STATE REGULATION OF OIL AND GAS PRODUCTION. The State of Texas regulates the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, Texas regulates the rate of production and may establish maximum daily production allowable from both oil and gas wells on a market demand or conservation basis.

o ENVIRONMENTAL REGULATIONS. Union Pacific's activities are also subject to existing federal and state laws and regulations governing environmental quality and pollution control. As of March 15, 1999, Union Pacific is in compliance, in all-material respects, with applicable environmental requirements. There can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause Union Pacific to incur material environmental liabilities or costs, which may adversely effect its business.

o OIL PRICE REGULATION. Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28, 1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

o GAS PRICE REGULATION. The Natural Gas Act of 1938 regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 ("NGPA") regulates the maximum selling prices of certain categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

BUSINESS OPERATIONS OF TEXAS REAL ESTATE ENTERPRISES, INC.

         TREE and its wholly owned subsidiary Midtowne own nine tracts of land in Harris, Chambers, and Galveston counties in Texas. See "Item 2. Description of Property." TREE is operated from AIII's office in Kemah, Texas.

         All the properties owned by TREE are undeveloped commercial properties free of any mortgage obligations, however certain properties are subject to property taxes in the amount of approximately $357,000 in the aggregate. Such properties are available for sale; however, management will explore development possibilities of its properties if such possibilities are presented. At this time no development plans are being considered.

COMPETITION

         There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other factors.

         The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. There is no assurance that TREE will be able to compete in this market.

EMPLOYEES

         As of August 1, 1999, TREE employed one person, its president, on a full-time basis; all other operating functions are handled by the Company's personnel.

REGULATION

         TREE's real estate operations are subject to comprehensive federal, state, and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies. In the future, if TREE decides to develop its properties, periodic approval is required from various agencies in connection with the design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect the real estate development and marketing operations of TREE. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

         A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect TREE. Failure of TREE to disclose environmental issues in connection with a real estate transaction may subject it to liability to a buyer or lessee of property. Property management services also could subject TREE to environmental liabilities pursuant to applicable laws and contractual obligations to property owners. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner, which have not, but could adversely affect TREE. TREE's financial results for the fiscal year 1998 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

BUSINESS OPERATIONS OF ACQUEREN, INC.

         Acqueren through its wholly owned subsidiary NPI is a supplier of products to retailers and wholesalers (i) in the automotive after-market, and
(ii) in the consumer durable electrical products markets.

PRODUCTS AND SERVICES

         NPI's products in the automotive after-market include a variety of booster cables sold under the brand name "Mechanix Choice" and "Bitty Booster Cable." Also supplied under the brand name "Mechanix Choice," NPI markets portable hand lamps, cord sets, and a variety of battery testers, battery repair kits, and miscellaneous battery accessories.

         The "Mechanix Choice" brand of booster cables was introduced in 1995, and its products are currently available at CSK Automotive, Family Dollar, Victor Automotive Products, Sam's Club, Caldor, and Bradlees, among others. NPI's "Bitty Booster Cable" brand of booster cables is currently distributed in the automotive after-market and through well-established food and drug retail channels.

         NPI's consumer durable electrical products include flood light kits, clamp on lamps, household extension cords, tri-tap extension cords, heavy-duty extension cords, night-lights, and surge protection devices. All of NPI's consumer durable electrical products are UL Listed.

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

SALES AND MARKETING

         Currently, NPI has no agreements with distributors, wholesalers, or retailers, but sells its products from its warehouse through the use of independent sales agents and through its in-house personnel. NPI contracts with agents, which are responsible for contacting potential customers and clients in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated solely on a commission basis, calculated on the net sales price of products, which are invoiced to customers. No commissions are paid until NPI receives payment from customers.

         NPI also sells a substantial portion of its products under a customer friendly direct import program ("D/I program"). The D/I program offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders. NPI can also arrange for the complete turn key deliveries of its products to its customer's place of business in the United States. Under a turnkey D/I program, NPI arranges, at an additional cost to its customers, on site factory inspections of the goods prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI's direct import sales are primarily guaranteed through a customer irrevocable bank letter of credit issued by the customer. Currently, management estimates that over one half of sales are made through the use of its D/I program. Management believes the D/I program provides to its customers the most cost effective means of obtaining large volumes of products. The average volume of NPI's direct import shipments are substantially larger than its warehouse shipments (management estimates that D/I program orders average a minimum of $40,000 to a high of $1,200,000, as compared to warehouse shipments which average $1,200), however, NPI is unable to realize the same gross profit margins on D/I program orders, as compared to warehouse shipments. Management estimates that D/I program gross profit margins range from a low of 8% to a high of 19%, while the gross profit margins on its warehouse sales range from a low of 19% to a high of 40%.

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

         In fiscal year 1999, Family Dollar Stores, West Coast Liquidations, and Consolidated Stores accounted for a large amount of NPI's revenues. There is no assurance that NPI will be able to retain these customers, and the loss of any of these customers may have an adverse effect on NPI.

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

         In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. Management believes its primary competitors in the consumer durables market include Pacific Electricord Company, Woods Wire, General Cable, Coleman Cable, and various other producers. Based on current sales, management believes its market share of the consumer durables electrical product market to be approximately 1.4%. There can be no assurance that NPI will be able to successfully compete in this marketplace.

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

EMPLOYEES

         As of July 11, 2000, NPI employed seven persons, on a full-time basis, including management, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

FACILITIES

         NPI currently operates from one facility in Nicholls, Georgia. Its facility is 30,000 square feet and is leased for $3,395 month. NPI has exercised an option to renew such lease for an additional two-year period with the monthly lease payments increased based on the consumer price index.

BUSINESS OPERATIONS OF UNLIMITED COATINGS AND ARMOR LININGS

         Unlimited is a wholesaler of sprayed-on systems, technology and chemicals throughout the United States. Unlimited began its wholesale business in November 1995. Armor is a retailer that applies a polyurethane sprayed-on liners to truck beds and other products.

         PRODUCTS AND SERVICES

         Armor operates a facility in Houston, Texas for the application of spray-on liners for truck beds, undercoating and rustproofing of vehicles, and wholesale and retail sales of truck accessories. Armor has established commercial applications of the coatings, which are applied for corrosion resistance and noise suppression in diverse uses. Applications include surfaces exposed to corrosive materials in chemical and refining plants, lining the interior of refuse containers (dumpsters), spraying floors and decks, and other applications where a tough surface, resistant to corrosion, moisture and wear is needed. The chemicals are supplied by Unlimited.

         Unlimited uses a two-component polyurethane formula that within minutes of being sprayed into a truck bed, bonds directly to the metal thereby forming a protective cushion between cargo and the truck bed. The bed liner also reduces noise, prevents rust, mildew, corrosion, and prevents scratches and dings to the surface of the truck bed. The bed liners are crack and abrasion resistant, yet are flexible enough to expand and contract in extreme temperature conditions. In addition, the bed liners are skid resistant and will not break down or corrode when exposed to fertilizers and other corrosive chemicals. The bed liners come in various colors, including but not limited to, black, blue, brown, burgundy, green, and grey.

         Unlimited's wholesale operation is in the business of selling the sprayed-on polyurethane lining systems, technology, and chemicals. After the initial sale of the system, Unlimited installs the system and trains the purchaser to safely and properly operate and maintain the lining system. After selling the system, Unlimited will typically continue to provide chemicals necessary for operation.

         Unlimited purchases the sprayed-on lining systems and chemicals from Artlux, S.A., and typically receives shipments within 48 hours of request.

         SALES AND MARKETING

         Unlimited has recently begun to advertise nationally for its wholesale operation in various trade publications, such as Body Shop Business, Truck Accessories News, Sema News, Trucking Times, and Restyling. In addition, Unlimited has, over the years, attended industry trade shows to market its wholesale business. Currently, Armor retail operation does not advertise its services except as in the Houston, Texas yellow pages, and relies primarily on word of mouth from former customers and truck dealers in and around the Houston area.

         Unlimited currently has no marketing plan. Management believes its ability to increase sales of its sprayed-on polyurethane lining systems, technology and chemicals is dependent upon, among other items; its ability to acquire smaller or equally sized companies in the same industry. In addition, even if Unlimited is able to acquire competitors, there can be no assurance that it will be successful in integrating the competitor into its business or that it will provide added value.

         COMPETITION

         As the majority of Unlimited revenues are generated from the wholesale operation, it competes primarily on a national level. Its current competitors include Rhino Liners, TOFF Liners, Linex, and Ultimate Linings. Armor current competitors include licensed distributors of products offered by Rhino Liners, TOFF Liners, Linex and Ultimate Linings.

         The Company knows of no independent sources of information regarding Unlimited market. However, based on management's knowledge of the industry, management believes Unlimited is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited markets through participation in trade shows and advertising in national trade magazines. Unlimited competes on the basis of price, quality, and service.

         As Armor is a retailer, it competes with other retailers in the industry. The Company knows of no independent sources of information regarding Armors' market. In addition, since Armor competes with numerous smaller operations, management does not know Armors' competitive position in the industry. Armor competes on the basis of price, quality, and service.

         EMPLOYEES

         As of August 1, 2000, Unlimited employed five persons, on a full-time basis, including management, sales, and office employees. As of August 1, 2000, Armor employed seven persons, on a full-time basis, including management, sales, and office employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

         FACILITIES

         Unlimited and Armor currently operate from one location in Houston, Texas, leased for approximately $3,400 per month. The facilities are approximately 8,750 sq. ft. and the lease expires June 2003. Both companies believe their present facility is adequate for their current needs.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company operates Brenham and TREE from its office in Kemah, Texas. See Item 1. Description of Business: "Business Operations of Har-Whit/Pitt's & Spitt's, Inc.," "Business Operations of Acqueren, Inc.," "Business Operations of Unlimited Coatings," "Business Operations of Armor Linings," and for a description of properties for Har-Whit and NPI. The Company believes its various facilities are adequate to meet current business needs, except as discussed in
Item 1, and that its properties are adequately covered by insurance.

         The following table sets forth the properties owned by TREE, including all properties owned by its wholly owned subsidiary Midtowne. All properties listed are owned free of any mortgage obligations, however certain properties are subject to property taxes in the amount of approximately $357,000, as designated below, in the aggregate. TREE holds undeveloped commercial properties for sale, although management may pursue, without a vote of shareholders, development opportunities it believes to be economically favorable. At the present time TREE has no plans to develop any of its properties.

PROPERTY DESCRIPTION AND LOCATION

o    286 acres, State Highway 146, Galveston County, Texas

o    736 acres, Anahuac, Chambers County, Texas

o    23 acres, North U.S. 59, Houston, Harris County, Texas

o    15 acres, North U.S. 59, Houston, Harris County, Texas

o    1 acre, Greens Road, Houston, Harris County, Texas

o    43 acres, Airport Boulevard, Houston, Harris County, Texas

o 17,346 sq. ft., S.E. Corner of South Main Street and Ruth Street, Houston, Harris County, Texas

o    4,410 sq. ft., N.E. Corner of Fannin and Blodgett, Houston, Harris County,
     Texas

o 22,248 sq. ft., N.E. Corner Almeda and Riverside Drive, Houston, Harris County, Texas

     In November 1998, Acqueren deposited $100,000 on behalf of TREE as earnest money related to a contract with a third party for the option to buy a building in downtown Houston, Texas. The earnest money deposit is included in other assets in the accompanying consolidated balance sheet at December 31, 1998. In February 1999, TREE sold such option to unrelated third parties for $600,000, realizing a gain on sale of $500,000.

ITEM 3. LEGAL PROCEEDINGS

         On December 10, 1998, the Company filed an Original Petition and Request for Temporary Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA Industries, Inc. and Fred Friedman in the 56th Judicial District Court of Galveston, Texas. The Company has claimed the defendants misrepresented the amount of equity in Acqueren as represented in the acquisition agreement. On August 17, 1999,TDA Industries, Inc. filed an action in the United District Court in the Southern District of New York, alleging violations of various securities laws, common law fraud, and breach of contract. In November, 1999 the parties entered into a settlement agreement calling for the mutual release, with prejudice, their respective lawsuits, TDA to forfeit its rights to 500,000 AIII shares it had been entitled to as stock dividends, and for each party to deliver to InterBank Capital Group 75,000 shares of AIII (total of 150,000 shares) for its role in negotiating the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades under the symbol "EDII" on the National Quotations Bureau Pink Sheets. The market for the Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Common Stock for the last two fiscal years as reported by the National Quotation Bureau. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.


                                     HIGH                                LOW
FISCAL 1998

First Quarter                         .21                                .09
Second Quarter                        .64                                .11
Third Quarter                         .48                                .20
Fourth Quarter                        .27                                .16

FISCAL 1999

First                                 .33                                .18
Second Quarter                        .34                                .19
Third Quarter                         .24                                .08
Fourth Quarter                        .11                                .07


         On August 1, 2000, the last bid price of the Common Stock as reported by the National Quotation Bureau was $0.076. The Company believes that as of June 30, 2000, there were approximately 229 record owners of its Common Stock.

         It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         Current management gained control of the Company in October 1997. Management believes that all prior issuances of Common Stock aggregating 7,028,060 for a total purchase price of $178,456 were made in reliance on
Section 4(2) of the Act.

         The following information sets forth certain information, as of August 1, 2000, for all securities the Company sold since the Company began current operations in September 1996, without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

SECURITIES ISSUED FOR CASH

1. In September 1997, the Company issued 500,000 shares of Common Stock to a current director of the Company at a purchase price of $0.10 per share. In September 1997 and May 1998, the Company issued 5,000,000 shares of Common Stock at a purchase price of $0.03 per share and 3,500,000 shares of Common Stock at an aggregate purchase price of $300,000 ($0.086 per share) to the brother of the CEO of the Company.

2. In December 1997, the Company issued 200,000 shares of Common Stock in exchange for shares of another corporation valued at $40,000. In August 1998, the Company returned such shares to their previous owner for $40,000 cash.

3. In May 1998, the Company issued 1,500,000 shares of Common Stock to directors and to a party associated with the Company at a purchase price of $0.10 per share. In January 2000, the Company issued 2,500,000 shares of Common Stock to a director at an aggregate purchase price of $40,000. In May 2000, the Company agreed to convert $250,000 of debt owed to Elk International Corporation, Ltd. into 15,000,000 shares of Common Stock, and additionally issued 15,000,000 shares of Common Stock for an aggregate of $250,000, which has not been paid to date. In June 2000, the Company agreed to issue Daniel Dror II Trust of 1998 10,000,000 shares of Common Stock for an aggregate of $200,000.

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

4. In October 1997, the Company issued 250,000 shares of Common Stock to two accredited investors at a purchase price of $0.10 per share. In February 1998, the Company issued 50,000 shares of Common Stock to an accredited investor at a purchase price of $0.20 per share. In May 1998, the Company issued 100,000 shares of Common Stock to one accredited investor at a purchase price of $0.25 per share. In June 1998, the Company issued 110,000 shares of Common Stock to one accredited investor at a purchase price of $0.35 per share. In June 1998, the Company agreed to issue 4,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $1,000,000 of which 2,000,000 shares had been paid for as of December 31, 1998, and of which $350,000 was still to be paid to the Company. Subsequent to fiscal year-end 1998, the subscription right was canceled and accordingly, the amount was eliminated against the related equity balance. In June 1998, the Company issued 500,000 shares of Common Stock to one accredited investor at a purchase price of $0.40 per share. In June 1998, the Company agreed to issue 1,000,000 shares of Common Stock to one accredited investor at a purchase price of $0.15 per share. The Company received the purchase price of $150,000 subsequent to fiscal year-end 1998.

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

5. From January 1998 to February 1998, the Company issued 5,000,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $500,000 ($0.10 per share). From February 1998 to April 1998, the Company issued 1,400,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $200,000 ($0.143 per share). From May 1998 to June 1998, the Company issued 1,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $300,000 ($0.20 per share).

     The Company believes the transactions in (5) were exempt from registration pursuant to Rule 504 of Regulation D of the Act.

SECURITIES ISSUED FOR SERVICES RENDERED

6. In July 1996, the Company issued 550,000 shares of Common Stock to former directors for management advisory services rendered. The value of these shares was deemed to be immaterial by prior management. In October 1996, the Company issued 10,000 shares of Common Stock to a former officer for management services rendered. The value of these shares was deemed to be immaterial by prior management. In September 1996, the Company issued 10,000 shares of Common Stock to an employee for receptionist services rendered.

7. In December 1997, the Company issued 1,400,000 shares of restricted common stock to a consulting firm for strategic planning assistance rendered to the Company. Such shares were valued at the market price of $.05 per share resulting in a $70,000 charge to general and administrative expense in 1997. In May 1997, the Company issued 40,000 shares of Common Stock to an advertising consultant for services rendered. The value of these shares was deemed to be immaterial by prior management.

8. In September 1997, the Company issued options to purchase 3,300,000 shares of Common Stock at an exercise price of $0.02 per share to current and former directors of the Company and to a party related to a director of the Company. In addition, 600,000 options to purchase shares were issued in September 1997 to a former officer and director. In October 1998, 500,000 of these options were repurchased by the Company. The remaining options to purchase 100,000 shares were transferred to an unrelated party who exercised these options in August 1998. In June 1998, options to purchase 2,000,000 shares of Common Stock were exercised by the brother of the CEO of the Company.

9. In October 1997, the Company issued 100,000 shares of Common Stock to a consultant of the Company for management advisory services rendered. Such shares were valued at the market value of $.05 per share. Accordingly, a $5,000 compensation expense was recorded. In October 1997, the Company issued six options each to purchase 200,000 shares of Common Stock to a party pursuant to a finder's fee agreement in connection with equity raising transactions at exercise prices of $0.02, $0.04, $0.06, $0.08, $0.10, and $0.20 per share. In February 1998, the options to purchase 200,000 shares of Common Stock at $0.02 and $0.04 were exercised, and as of December 1998 all remaining options were canceled.

10. In January 1998, the Company issued 610,000 shares of Common Stock to officers, directors, and employees for management advisory services rendered. These shares were valued at the market value of $.05 per share resulting in a $30,500 compensation expense.

11. In January 1998, the Company issued 100,000 shares of Common Stock to a former employee in exchange for the surrender of a previously issued option to purchase 100,000 shares of Common Stock at an exercise price of $0.02 per share. The issuance was recorded as $5,000 of compensation expense ($.05 per share). In January 1998, the Company issued 100,000 shares of Common Stock to a former director as part of a severance payment. This issuance was recorded as $5,000 compensation expense ($.05 per share).

12. In May 1998, the Company issued 190,000 shares of Common Stock to key employees of one of its subsidiaries, to an officer of the Company, and to a director of the Company for management advisory services rendered. The issuance of such shares was recorded at the market value ($.08 per share) at the date of grant as $15,200 of compensation expense. In May 1998, the Company issued an option to purchase 2,000,000 shares of Common Stock to the CEO of the Company at an exercise price of $0.12 per share.

13. In May 1998, the Company issued an option to purchase 4,000,000 of Common Stock to a party in connection with an exempt offering at an exercise price of $0.25 per share.

14. In August 1998, the Company issued an option to purchase 20,000 shares of Common Stock at an exercise price of $0.34 per share to an office of the Company as part of an employment agreement.

15. In January 1999, Ms. Laird-Ruthstrom was issued an option to purchase 45,000 shares of Common Stock at an exercise price of $0.02 per share for services rendered, which were exercise in August 1999. In January 1999, the Company issued Mr. Stump an option to purchase 100,000 shares of Common Stock at an exercise price of $0.24 per share and in March 1999; the Company issued an option to purchase 100,000 shares of Common

     Stock at an exercise price of $0.19 per share for services rendered. In October 1999, the Company canceled the above securities in exchange for the cancellation of $9,262 in debt. In January 1999, an employee of the Company was issued an option to purchase 15,000 shares of Common Stock at an exercise price of $0.24 per share for services rendered. In November 1999, Mr. Fields and Ms. Laird-Ruthstrom were each issued 200,000 and 50,000 shares of Common Stock, respectively, and three other employees were issued an aggregate of 175,000 shares of Common Stock for services rendered.


     The Company believes transactions in (6) through (15) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

SECURITIES ISSUED IN ACQUISITIONS

     See Item 1 "Description of Business" for detailed discussion of these transactions and related values and values per share.

16. In October 1996, the Company issued 2,527,000 of Common Stock, one-half of which was issued to current directors of the Company, in exchange for the outstanding shares of Pitt's & Spitt's, Inc. and Har-Whit, Inc.

17. In December 1997, the Company issued 22,000,000 shares of Common Stock in exchange for the outstanding shares of Brenham Oil & Gas, Inc., Texas Real Estate Enterprises, Inc., and GCA, Inc. to the Daniel Dror II 1976 Trust, Elk International Corporation, Ltd., and a former director of the Company. In May 1998, the Company on behalf of one of its subsidiaries issued 8,000,000 shares of Common Stock to Daniel Dror & Company, Inc. in exchange for a piece of property. In June 1998 and in December 1998, the Company on behalf of one of its subsidiaries issued a total of 2,100,000 shares of Common Stock to party associated with the Company and to the Daniel Dror II 1976 Trust in exchange for the outstanding shares of Midtowne Properties, Inc.

18. In June 1998, the Company entered into a purchase agreement to acquire Acqueren Inc. which provided for the issuance of 6,750,000 shares of Common Stock to the two primary shareholders of Acqueren, Inc, and provided for the remaining shareholders of Acqueren, Inc. to receive approximately 25.02 shares of common stock for each share of Acqueren, Inc. common stock exchanged for a total of 26,750,000 shares of AIII Common Stock. As of December 31, 1999, the Company had exchanged approximately 25,543,594 shares of Common Stock pursuant to the purchase agreement with the remaining shares held by the Company until the Acqueren shares are exchanged.

19. In September 1998, the Company issued 6,300,000 shares of Common Stock, and an option to purchase 400,000 shares of Common Stock at an exercise price of $0.20 per share to a current director in exchange for the outstanding shares of Modern Film Effects, Inc., Digital Research Corporation, and Electronic Pictures California, Inc.

     The Company believes transactions in (16) through (19) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the recipients described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The Company is a holding company, which currently has six wholly owned operating subsidiaries and one majority-owned (consolidating) subsidiary. Har-Whit is a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator. TREE owns certain undeveloped real estate in Harris, Galveston and Chambers counties in Texas, some of which is held by its wholly owned subsidiary, Midtowne. TREE has no operating activities other than acquiring and holding real estate for investment purposes. Brenham has a non-operating royalty interest in a producing gas well. Acqueren invests in marketable securities and its wholly owned subsidiary, NPI. NPI is a supplier of automotive after-market products and consumer durable goods. Unlimited distributes specialty chemicals to the automotive after-market. Armor provides corrosion-resistant spray-on liners for trucks beds and wholesale/retail truck accessories. WWNT is an inactive public company held for future ventures. The acquisitions of Har-Whit, Acqueren, and Unlimited and were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. TREE, Brenham and WWNT were accounted for using the historical cost basis of the predecessor.

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

RESULTS OF OPERATIONS - CONSOLIDATED AIII

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

         The net sales for the year ended December 31, 1999 were $13,396,256 as compared to $8,907,617 for December 31, 1998. The 51% increase is primarily attributable to inclusion of Unlimited and Armor sales since acquisition as well as Acqueren's sales for a twelve-month period. Unlimited had sales of $2,008,924 for the twelve-month period since acquisition on January 1, 1999. Armor had sales of $495,672 for the nine months since acquisition on April 1, 1999. NPI, a wholly owned subsidiary of Acqueren, had sales of $8,905,001 for the year ended December 31, 1999 as compared to $6,211,170 for the six-month period (since acquisition) ended December 31, 1998. Har-Whit's sales for the year ended December 31, 1999 were $1,986,659, a 26.3% decrease over the $2,696,447 reported in the prior year. The decrease was due primarily to increased competition for limited steel fabrication jobs due to slowing of growth in the energy field. No other subsidiaries had sales during the year.

         Cost of sales as a percentage of net sales for the year ended December 31, 1999, was approximately 82.2%, with gross margin of 17.8%, as compared to approximately 79.5% cost of sales and 20.5% gross margin during the year ended December 31, 1998. The change is the result of the inclusion of twelve-months of operations for NPI, which sustained a gross margin of 10.5% in 1999.

         Operating expenses for the year ended December 31, 1999 were $4,358,557, as compared to $2,470,761 for 1998. This increase of 76.4% is primarily the result of AIII corporate operating expenses of $2,048,787 in 1999 as compared to $918,246 in 1998. Accounting and auditing expenses for 1999 totaled approximately $850,000. Corporate expenses also included compensation of the CEO of $132,000, employee compensation of $300,028, travel expenses of $82,695 and other business acquisition expenses of $327,880. NPI operating expenses were $836,813 in 1999 as compared to $504,775 for the six-month period after acquisition in 1998. In their first year of operation in 1999, Unlimited and Armor had operating expenses of $122,937 and $482,653, respectively. WWNT had nominal expenses of $330.

         Other income of $1,795,345 for 1999, included gain on sales of property right of $500,000, investment income of $1,134,884, royalty income of $46,586 interest income of $82,264 and other income, net of $31,611. This compares to total other income of $202,411 for 1998 which included investment income of $91,135, interest income of $45,936, other income of $27,471 and unrealized gains on sale of trading securities of $37,899. Other expenses of $960,441 for 1999 consisted of interest expense of $201,050 and unrealized loss on sale of trading securities of $759,391. This compares to total other expenses of $126,238 for 1998, which consisted of interest expense of $104,044 and loss on sale of assets of $22,194. The Company's increased market initiatives resulted in significant increase in realized and unrealized investment income and losses.

LOSS ON DISCONTINUED OPERATIONS

         On October 1, 1999, WWNT sold all of its shares of CRC to Cinema Investment Group, Inc. (Cinema) for $250,000 and assumption of liabilities of $1,200,000. In accordance with generally accepted accounting principles, the loss on disposal of CRC of $266,345 and the operating loss for the nine months prior to the sale of $963,525 are shown as a $1,229,870 loss from discontinued operations in 1999. Comparable reclassifications have been made for 1998.

NET LOSS AND COMPREHENSIVE LOSS

         Consolidated net loss before deemed dividends for the year ended December 31, 1999 was $2,365,680 as compared to $645,973 for 1998. The loss on discontinued operations of CRC, as discussed above, accounted for 50.1% of the loss. Unrealized losses on available-for-sale investments in equity securities of $18,964 are included in comprehensive loss in 1998. There are no such losses in 1999.

LIQUIDITY AND CAPITAL RESOURCES - AIII

         Total assets at December 31, 1999, were $10,408,514, as compared to$13,268,181 ($9,948,750 after a retroactive treatment of CRC net assets to a single line item in 1998) at December 31, 1998, a decrease of 21.6%. The decrease is primarily due to the sale of CRC. Acquisitions during 1999 (Unlimited, Armor and WWNT) yielded additional assets totaling $1,840,914; however, CRC had total assets of $4,391,898 at December 31, 1998 and $3,766,131 at date of sale.

         Total liabilities at December 31, 1999 were $4,725,405 as compared to $6,372,479 ($3,053,048 after a retroactive treatment of CRC net assets to a single line item in 1998) at December 31, 1998, and the decrease is the net result of the sale of CRC.

         At December 31, 1999, AIII's current working capital was $2,177,505 as compared to $1,963,488 ($2,794,133, after a retroactive treatment of CRC net assets to a single line item in 1998) at December 31, 1998. Cash flows during 1999 decreased by $373,599; the beginning cash balance of $1,012,995 at January 1, 1999 decreased to $639,336 at December 31, 1999.

         Cash flows used by operating activities were $1,794,739 in 1999 compared to $585,873 in 1998. The increase in cash flows used in operating activities were primarily the result of the purchase of trading securities in the amount of $1,402,576 and a $442,239 increase in accounts receivable in 1999. The increase in accounts receivable is due primarily to increased sales of NPI. Inventories, prepaid expenses, and other assets decreased by $184,637, net of amounts acquired, due primarily to increased volume for NPI and acquisition of Unlimited and Armor. Accounts payable and accrued expenses increased by $1,092,768 due to the volume of activity for NPI and acquisition of Unlimited and Armor.

         Cash flows provided by investing activities were $1,031,426 in 1999 compared to $817,312 used in 1998. This is primarily due to Acqueren's sale of its available-for-sale securities in 1999.

         Cash flows provided by financing activities were $389,714 in 1999 compared to $2,353,189 in 1998. This decrease is primarily due to a reduction in the sale of stock for cash in 1998.

         To date, the Company has no commitments for any additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. At December 31, 1999, the Company was in violation of certain financial ratios on it capital leases and has received a waiver for those violations from the lessor.

         The real estate portfolio owned by the Company is being marketed by Real America Corporation, an experienced real estate brokerage firm having over thirty years experience in the Houston, Texas real estate market. The Company has been advised by Real America as well as by the independent appraisers of the properties that in the present Houston real estate market the Company should maximize the properties value. At the present time a number of offers have been received on several of the properties with consideration far in excess of the present book value of the properties and on one occasion, above the appraised value. All of the properties have "For Sale" signs prominently displayed and are actively being marketed. The Company, relying on reputable MAI appraisers and having recently had all of the properties appraised, and fully aware of the currently strong demand in the local market, is of the opinion that no impairment of value exists. There is no assurance that the real estate market will not downturn, and if such an event occurs, there is no assurance that the Company will be able to realize these values.

         As stated above, the Company has not recently sold any of its properties because it believes that it has not received adequate offers on the properties. The Company has not gathered information on comparable sales with respect to all of its current properties, and as such, there is no assurance that the Company's strategy will result in the Company successfully selling its current properties for a gain well in excess of their currently carrying value. This lack of comparable sales creates uncertainty as to the actual value of some of the Company's properties, and may hinder the Company's ability to sell its properties at a gain over their current carrying value. However, the

Company believes that its real estate properties are stated at the lower of cost or market, and accordingly, there is no impairment adjustment required.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

         The Company's financial statements commence on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This information was "previously reported," as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Pursuant to the Company's Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:


Name                                  Age                                Position
Daniel Dror, Sr.                       60        Chairman of the Board, Chief Executive Officer

Erick Friedman                         60        Director

John W. Stump III                      56        Chief Financial Officer

Rebekah Laird-Ruthstrom                45        Secretary and Treasurer


         Daniel Dror, Sr. has served as chairman of the board and chief executive officer of the Company since September 1997. From September 1993 until April 1999, Mr. Dror has served as chairman of the board and chief executive officer of Daniel Dror and Company, Inc. an investment and business management company. From April 1994 to November 1996, Mr. Dror served as chairman of the board and chief executive officer of Microtel International, Inc., a public company in the telecommunication business. From 1982 until 1993, Mr. Dror served as chairman of the board and chief executive officer of Kleer-Vu Industries, Inc., a public company.

         Erick Friedman has served as director of the Company since May 1998. Since 1989, Mr. Friedman has been employed by Yale University School of Music as a professor of music. Since 1968, Mr. Friedman has invested in various companies.

         John W. Stump III has served as chief financial officer of the Company since August 1998. From December 1996 to October 1997, Mr. Stump served as chief executive officer of Changes International. From April 1996 to December 1996, Mr. Stump served as chief operating officer and chief financial officer of Nutrition Resources, Inc. From February 1993 to April 1996, Mr. Stump served as Acquisitions Analyst for Movie Gallery, Inc. Mr. Stump is a Certified Public Accountant and has over twenty years of financial and accounting management experience including public reporting and investor relations.

         Rebekah Laird-Ruthstrom has served as secretary, treasurer, and executive assistant secretary of the Company since February 1998. From 1982 until 1993, Ms. Laird-Ruthstrom served as executive assistant of Kleer-Vu Industries, Inc. Since September 1993, Ms. Laird-Ruthstrom served as assistant secretary, treasurer, and executive assistant of Daniel Dror and Company, Inc., and since April 1999 she has served as vice president. From July 1994 to April 1997, Ms. Laird-Ruthstrom served as executive assistant of Microtel International, Inc.

SECTION 16(a) COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1999, except as follows: Ms. Laird-Ruthstrom who failed to timely file a Form 4 in December 1999, which will be filed in August 2000; Elk International Corporation, Ltd. which failed to timely file Form 4s in October, November, December 1999, and a Form 5 in February 2000, which will all be filed August 2000; and Mr. Friedman who failed to timely file a Form 4 in November and December 1999, which will be filed in August 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 1999; with respect to this information for Mr. Fields, compensation is reported for the Company's fiscal year (NPI's fiscal year end is June 30):


                                                       Annual Compensation           Long Term Compensation
                                                -----------------------------       -------------------------
                                                                                                   Securities
                                                                    Bonus/                         Underlying
                                     Fiscal                      Other Annual          Stock        Options/
Name and Principal Position           Year         Salary        Compensation        Award(1)         SARs
Daniel Dror, Sr.(2), CEO              1999        $132,000            --                 --              --

                                      1998        $150,000(6)     $5,750(3)         $23,640(4)    2,000,000(5)

Marc Fields, President NPI            1999        $124,332            --            $ 8,000(7)           --

                                      1998        $124,000            --                 --              --

                                      1997        $127,483            --                 --              --

----------

(1)      The issuance of Common Stock was awarded for services rendered.

(2)      Mr. Dror began serving as CEO of the Company in September 1997.

(3) Represents total payments made by the Company for automobile owned by the Company which Mr. Dror utilizes for the fiscal year.

(4) Consists of: (a) 100,000 shares of Common Stock granted in January 1998, and (b) 100,000 shares of Common Stock granted in May 1998, pursuant to an employment agreement.

(5) In May 1998, Mr. Dror was granted an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.12 per share expiring in May 2001, which was amended in May 2000 to $.04 per share with an expiration date of May 2003.

(6) In November 1998, Mr. Dror executed a promissory note payable to the Company for $91,294, in consideration for advances made to Mr. Dror by the Company in the same amount, which note was forgiven. As such, the salary amount includes $91,294.

(7)      Consists of 200,000 shares of Common Stock granted in November 1999.

EMPLOYMENT AGREEMENTS

         In May 1998, Mr. Dror entered into a three-year employment agreement with the Company, which provided for compensation of 100,000 shares of Common Stock and options to purchase 2,000,000 shares of Common Stock at $0.12 per share expiring in May 2001. In October 1998, Mr. Dror terminated the employment agreement dated May 1998, and entered into a new three-year employment agreement with the Company, which provides for a monthly salary of $1,000. The employment agreement provides for a bonus to be determined by the

Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Dror, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company.

         In September 1994, Mr. Fields entered into an employment agreement with NPI to serve as president and chief operating officer of NPI on an at-will basis, which provided for an annual salary of $110,000, which was raised to $124,000 in 1998. The employment agreement provides for a bonus of 10% of the amount equal to NPI's operating income, less rent and interest expense, which exceeds $500,000. The employment agreement grants Mr. Fields an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total shareholder's equity, if NPI conducts an initial public offering of its common stock during Mr. Field's employment. The employment agreement provides for a disability insurance policy as well as a life insurance policy in the name of Mr. Fields' spouse in the amount of approximately three times Mr. Fields salary. The employment agreement provides that upon termination NPI has the option to have Mr. Fields sign a one-year non-compete agreement in exchange for one year's base salary.

         In March 1999, Juan Carlos Martinez, president of Marald, entered into a two-year employment agreement with the Company, which provides for a monthly salary of $7,500. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Martinez, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company.

         The Company or its subsidiaries do not maintain life insurance on any of its directors or employees. The directors serve without cash compensation, but can be granted stock as discussed in "Certain Relationships and Transactions."

STOCK OPTIONS AND WARRANTS

         The Company did not issue any options during fiscal year 1999 to its named executive officers.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                           AND YEAR-END OPTION VALUES


                                                                                              VALUE OF
                         SHARES                      NUMBER OF SECURITIES                   UNEXERCISED
                      ACQUIRED ON     VALUE         UNDERLYING UNEXERCISED                  IN-THE-MONEY
NAME                    EXERCISE     REALIZED               OPTIONS                          OPTIONS(1)

                                                 EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
Daniel Dror, Sr.           --           --        2,000,000           --             $ 0                --

Marc Fields                --           --               --           --              --                --

----------

(1) Computed based on the differences between the fair market value on December 31, 1999 of $.04 per share and the exercise price of the option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 30, 2000, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

NAME AND ADDRESS OF                                NUMBER OF SHARES OF COMMON
BENEFICIAL OWNER(1)                                 STOCK BENEFICIALLY OWNED               PERCENTAGE OF OWNERSHIP
Daniel Dror, Sr.                                              2,000,000(2)                           1.2%

Elkana Faiwuszewicz                                          37,560,000(1)                          23.1%

Marc Fields                                                          --                               --

Erick Friedman                                                7,200,000                              4.4%

John W. Stump III                                                    --                               --

Rebekah Laird-Ruthstrom                                      16,131,000(3)                           9.9%

Daniel Dror II Trust of 1998(4)                              12,715,000                              7.8%

All executive officers and directors as a
group (4 persons)                                            25,331,000                             15.6%

----------

         The business address of each principal stockholder is the same as the address of the Company's principal executive offices except: Mr. Fields whose business address is 11601 Highway 32 in Nicholls, Georgia 31554; Mr. Faiwuszewicz whose business address is P.O. Box SS-19084, Nassau, Bahamas; and Mr. Daniel Dror II whose business address is 1412 N. Blvd., Houston, Texas 77006.

(1) The Elk International Corporation, Ltd. holds 36,560,000 shares listed above, and the president of Elk International Corporation, Ltd. is Elkana Faiwuszewicz, Mr. Dror's brother. Mr. Dror has no interest nor is he an officer or director of Elk International Corporation, Ltd.

(2) Consists of an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.04 per share.

(3) Includes: (a) 7,901,0000 shares of Common Stock held by the Daniel Dror II 1976 Trust, of which Ms. Laird-Ruthstrom is trustee, and (b) 8,080,000 shares of Common Stock held by Daniel Dror & Company, Inc., of which Ms. Laird-Ruthstrom is an officer.

(4) The trustee and sole beneficiary of the Daniel Dror II Trust of 1998 is Daniel Dror II. Daniel Dror has no affiliation with this trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1998, Mr. Dror was issued 100,000 shares of Common Stock in exchange for services rendered. In May 1998, Mr. Dror was granted 100,000 shares of Common Stock, pursuant to an employment agreement. In May 1998, Mr. Dror was issued an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.12 per share, which was amended in May 2000 to $0.04 per share, which expires in May 2003 (previously May 2001), pursuant to an employment agreement. During fiscal year 1998, the Company advanced Mr. Dror a total of $74,404, and in November 1998 Mr. Dror executed a promissory note payable to the Company in the amount of $74,404 payable on demand at prime interest rate. In September 1997, Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother, was issued an option to purchase 2,000,000 shares of Common Stock at a purchase price of $0.02 per share, which was exercised in June 1998. In September 1997, Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother, was issued 5,000,000 shares of Common Stock at a purchase price of $0.03 per share. In May 1998, Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother, was issued 3,500,000 shares of Common Stock for an aggregate purchase price of $300,000. In December 1998, Daniel Dror II was employed by the Company at a monthly salary of $750. In November 1998, Mr. Dror purchased GCA, Inc., a Texas corporation from the Company for $100. GCA, Inc. was purchased by the Company in December 1997 from an unrelated individual for 6,000,000 shares of Common Stock. Prior to Mr. Dror's acquisition of GCA, Inc., and as of November 1998, all assets of GCA, Inc. had been transferred to TREE and GCA, Inc. was not in good standing with the State of Texas. See "Item 1. Description of Business-General" for further discussion.

         In May 1998, Ms. Laird-Ruthstrom was issued 50,000 shares of Common Stock in exchange for services rendered. In January 1999, Ms. Laird-Ruthstrom was issued an option to purchase 45,000 shares of Common Stock at an exercise price of $0.02 per share for services rendered.

         In May 1998, the Company entered into a one-year renewable lease agreement with a corporation affiliated with Mr. Dror, for the Company's office in Kemah, Texas at a monthly rental rate of $750. The Company did not renew the lease.

         In May 1998, the Company entered into a one-year renewable lease agreement with Elk International Corporation for Mr. Dror's home office in Houston, Texas at a monthly rental rate of $800. The Company has renewed the lease.

         In January 1999, the Company issued Mr. Stump an option to purchase 100,000 shares of Common Stock at an exercise price of $0.24 per share and in March 1999, the Company issued an option to purchase 100,000 shares of Common Stock at an exercise price of $0.19 per share for services rendered. In October 1999, the Company canceled the above securities in exchange for the cancellation of $9,262 in debt.

         Effective January 1999, the Company purchased Marald, Inc. in exchange for 3,500,000 shares of Common Stock, and a finders fee of $45,000 paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, the Company has agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc., an entity partially owned by the above-related party.

         In January 2000, the Company agreed to issue Mr. Friedman 2,500,000 shares of Common Stock for an aggregate of $40,000.

         In May 2000, the Company agreed to convert $250,000 of debt owed to Elk International Corporation, Ltd. into 15,000,000 shares of Common Stock, and additionally issued 15,000,000 shares of Common Stock for an aggregate of $250,000, which has not been paid to date.

         In June 2000, the Company agreed to issue Daniel Dror II Trust of 1998 10,000,000 shares of Common Stock for an aggregate of $200,000.

         The Company obtains approval from its entire Board of Directors prior to any acquisitions. If any transactions are executed or contemplated with a related party or affiliate of the Company, such relationship is disclosed prior to a vote of the Board of Directors. Prior to entering into any real estate transaction with affiliated parties, the Company obtains appraisals from MAI Appraisers for Board of Director consideration. The Company believes that the terms of each transaction made with related parties or affiliates are as fair as those obtainable from independent third parties. As of April 1999, any advances or loans made by the Company to any related parties or affiliates will be made at an interest rate no lower than the current prime rate plus 2%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     The following exhibits are to be filed as part of the Annual
                 Report:

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

     4.3(1)      Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.

     10.1(1)     Daniel Dror, Sr. Employment Agreement dated May 14, 1998

     10.2(1)     Daniel Dror, Sr. Employment Agreement dated October 16, 1998

     10.3(1)     Marc Fields Employment Agreement

     10.4(2)     Shabang!  Merchant Service Agreement

     10.5(3)     American International Industries, Inc. Lease

     10.6(2)     Brenham Oil and Gas, Inc. Royalty Interest

     10.7(2)     Brenham Oil and Gas Interest Lease

     10.8(2)     Northeastern Plastics, Inc. Lease

     10.9(4)     Juan Carlos Martinez Employment Agreement

     10.10(4)    Marald, Inc. Acquisition Agreement

     21.1(2)     List of Subsidiaries

     27(5)       Financial Data Schedule

----------

1.       Filed previously on registration statement Form 10-SB SEC File No.
         000-25223.

2. Filed previously on the Company's annual report for the fiscal year ended December 31, 1998 on Form 10-KSB SEC File No. 000-25223.

3.       Filed previously on registration statement Form 10-SB/A File No.
         000-25223.

4. Filed previously on registration statement Form 10-SB/A (second amendment) File No. 000-25223.

5.       Filed herewith.

         (b)      There have been no reports filed on Form 8-K.

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               American International Industries, Inc.


                               By  /s/ Daniel Dror
                                   ---------------------------------------------
                                   Daniel Dror, President, Chief Executive
                                   Officer and Director

                               By  /s/ John W. Stump, III
                                   ---------------------------------------------
                                   John W. Stump, III
                                   Chief Financial Officer

                                   ----------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                               Date
---------                           -----                               ----
/s/ Daniel Dror                     Chairman of the Board               August 10, 2000
----------------------------        and Chief Executive Officer
Daniel Dror


/s/ Erick Friedman                  Director                            August 10, 2000
----------------------------
Erick Friedman

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
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

4.3(1)           Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.

10.1(1)          Daniel Dror, Sr. Employment Agreement dated May 14, 1998

10.2(1)          Daniel Dror, Sr. Employment Agreement dated October 16, 1998

10.3(1)          Marc Fields Employment Agreement

10.4(2)          Shabang!  Merchant Service Agreement

10.5(3)          American International Industries, Inc. Lease

10.6(2)          Brenham Oil and Gas, Inc. Royalty Interest

10.7(2)          Brenham Oil and Gas Interest Lease

10.8(2)          Northeastern Plastics, Inc. Lease

10.9(4)          Juan Carlos Martinez Employment Agreement

10.10(4)         Marald, Inc. Acquisition Agreement

21.1(2)          List of Subsidiaries

27(5)            Financial Data Schedule

----------

1.       Filed previously on registration statement Form 10-SB SEC File No.
         000-25223.

2. Filed previously on the Company's annual report for the fiscal year ended December 31, 1998 on Form 10-KSB SEC File No. 000-25223.

3.       Filed previously on registration statement Form 10-SB/A File No.
         000-25223.

4. Filed previously on registration statement Form 10-SB/A (second amendment) File No. 000-25223.

5.       Filed herewith.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




Independent Auditors' Reports

         Report on the 1999 consolidated financial statements

         Report on the 1998 consolidated financial statements

Consolidated Financial Statements:

         Balance Sheets - December 31, 1999 and 1998

         Statements of Operations - Years ended December 31, 1999 and 1998

         Statements of Stockholders' Equity - Years ended December 31, 1999 and
            1998

         Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                     [R. E. BASSIE & CO., P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American International Industries, Inc.:

We have audited the consolidated financial statements of American International Industries, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                           /s/ R. B. Bassie & Co., P.C.


Houston, Texas
July 7, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


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






                                BDO SEIDMAN, LLP




Houston, Texas
March 26, 1999

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998


                                         Assets                                       1999              1998
                                                                                  ------------      ------------

Current assets:
      Cash                                                                        $    639,396      $  1,012,995
      Restricted certificates of deposit (notes 3 and 8)                             1,150,000         1,150,000
      Trading securities (note 4)                                                    1,006,779           418,770
      Securities available-for-sale (note 4)                                                --           115,884
      Accounts receivable, less allowance for doubtful accounts of
          $135,614 in 1999 and $179,000 in 1998                                      1,609,561         1,200,754
      Notes receivable                                                                 431,691           116,190
      Inventories (note 5)                                                           1,199,947           988,824
      Prepaid expenses and other current assets                                         45,510            43,855
                                                                                  ------------      ------------
          Total current assets                                                       6,082,884         5,047,272
                                                                                  ------------      ------------

Net assets of discontinued operations (note 3)                                              --         1,280,467

Real estate held for sale (note 6)                                                     939,584           939,584

Property and equipment, net of accumulated
      depreciation and amortization (notes 7 and 8)                                  1,588,222         1,430,128

Excess of cost over net assets of businesses
      acquired, less accumulated amortization of
      $132,729 in 1999 and $32,476 in 1998 (notes 2 and 3)                           1,604,031           850,506

Non-compete agreements, net of accumulated amortization of
      $325,000 in 1999 and $225,000 in 1998 (notes 2 and 3)                            175,000           275,000

Other assets                                                                            18,793           125,793
                                                                                  ------------      ------------
          Total assets                                                            $ 10,408,514      $  9,948,750
                                                                                  ============      ============

                          Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                          2,377,963         1,841,350
      Margin loan from financial institution                                           523,863           195,645
      Current installments of notes payable to related parties (note 9)                471,000           100,000
      Current installments of notes payable (note 8)                                   487,444           116,144
      Current installments of capital lease obligations (note 10)                       45,109                --
                                                                                  ------------      ------------
          Total current liabilities                                                  3,905,379         2,253,139
Notes payable to related parties, less current installments (note 9)                        --           200,000
Notes payable, less current installments (note 8)                                      703,596           599,909
Capital lease obligations, less current installments (note 10)                          46,132                --
Minority interest                                                                       70,298                --
                                                                                  ------------      ------------
          Total liabilities                                                          4,725,405         3,053,048
                                                                                  ------------      ------------

Stockholders' equity (notes 2, 3 and 11):
      Preferred stock, $.001 par value.  Authorized
          10,000,000 shares: none issued                                                    --                --
      Common stock, $.001 par value.  Authorized 200,000,000 shares:
          125,972,971 shares issued and 125,720,971 shares outstanding in 1999, 121,353,971 shares issued and 121,115,971
          shares outstanding in 1998                                                   125,721           121,116
      Additional paid-in capital                                                    16,393,094        15,726,799
      Accumulated deficit                                                          (10,801,678)       (8,345,998)
                                                                                  ------------      ------------
          Total stockholders' equity                                                 5,717,137         7,501,917
      Less common stock subscriptions                                                       --          (550,000)
      Less treasury stock, at cost (252,000 and 238,000 shares, respectively)          (34,028)          (37,251)
      Accumulated other comprehensive loss                                                  --           (18,964)
                                                                                  ------------      ------------
          Total stockholders' equity                                                 5,683,109         6,895,702

Commitments and contingent liabilities (notes 10 and 13)

                                                                                  ------------      ------------
          Total liabilities and stockholders' equity                              $ 10,408,514      $  9,948,750
                                                                                  ============      ============


See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 1999 and 1998


                                                                   1999                1998
                                                              --------------      --------------

Revenues                                                      $   13,396,256      $    8,907,617

Costs and expenses:
     Cost of sales                                                11,008,413           7,265,621
     Selling, general and administrative                           4,358,557           2,470,761
                                                              --------------      --------------
        Total operating expenses                                  15,366,970           9,736,382
                                                              --------------      --------------

        Operating loss                                            (1,970,714)           (828,765)

Other income (expenses):
     Interest income                                                  82,264              45,936
     Realized gains on investments                                 1,134,884              91,135
     Unrealized gain and (losses) on investments                    (759,391)             37,899
     Gain (loss) on the sale of assets                               493,682             (22,194)
     Interest expense                                               (201,050)            (76,726)
     Other income                                                     84,515              27,471
                                                              --------------      --------------
        Total other income                                           834,904             103,521
                                                              --------------      --------------

        Net loss from continuing operations before
            income tax benefits                                   (1,135,810)           (725,244)

Deferred income tax benefit (note 12)                                     --             298,804
                                                              --------------      --------------

        Net loss from continuing operations                       (1,135,810)           (426,440)

Loss from discontinued operations (note 3)                        (1,229,870)           (219,533)
                                                              --------------      --------------

        Net loss                                                  (2,365,680)           (645,973)

Deemed dividends (note 2)                                            (90,000)         (2,338,038)

                                                              --------------      --------------
        Net loss applicable to common shareholders            $   (2,455,680)     $   (2,984,011)
                                                              ==============      ==============


Net loss per common share - basic and diluted:

     Net loss from continuing operations                      $        (0.01)     $        (0.03)
                                                              ==============      ==============

     Net loss from discontinued operations                    $        (0.01)     $        (0.00)
                                                              ==============      ==============

     Net loss applicable to common shareholders               $        (0.02)     $        (0.03)
                                                              ==============      ==============

Weighted average common shares                                   123,951,124          87,985,486
                                                              ==============      ==============

Consolidated statements of comprehensive loss

     Net loss                                                 $   (2,365,680)     $     (645,973)
     Unrealized gain (loss) on shares available-for-sale              18,964             (18,964)
                                                              --------------      --------------
        Comprehensive loss                                    $   (2,346,716)     $     (664,937)
                                                              ==============      ==============


 See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998



                                                                                         Additional
                                                              Common Stock                 paid-in         Accumulated
                                                        shares            amount           capital           deficit
                                                     ------------      ------------      ------------      ------------

Balance, January 1, 1998                               46,117,060      $     46,117      $  4,540,482      $ (2,972,871)

   Issuance of restricted shares for:

     Acqueren, Inc. (note 2)                           26,750,000            26,750         2,113,250                --

     Cinema Research Corporation
         and D-Rez Corporation (note 2)                 6,300,000             6,300         1,285,700                --

     Investment properties (note 6)                     8,000,000             8,000           728,000                --

     Midtowne Properties (note 6)                       2,100,000             2,100         1,662,900                --

     Employee compensation (note 11)                    1,000,000             1,000           110,700                --

   Sale of shares for cash (note 11)                   15,160,000            15,160         2,308,340                --

   Exercise of stock options (note 11)                  2,500,000             2,500            51,500                --

   Common stock subscribed (note 11)                    4,000,000             4,000           546,000                --

   Treasury stock acquired                                     --                --                --                --

   Stock dividend issued (note 11)                      9,188,911             9,189         2,379,927        (2,389,116)

   Unrealized loss on shares available-for-sale                --                --                --                --

   Deemed dividend (note 6 and 11)                             --                --                --        (2,338,038)

   Net loss                                                    --                --                --          (645,973)

                                                     ------------      ------------      ------------      ------------
Balance, December 31, 1998                            121,115,971           121,116        15,726,799        (8,345,998)

   Issuance of restricted shares for:

     Marald, Inc. (note 2)                              3,500,000             3,500           648,500                --

     Midtowne Properties (note 11)                      1,000,000             1,000            89,000                --

     Employee compensation (note 11)                       10,000                10            21,990                --

     Exercise of stock options (note 11)                  345,000               345             6,555                --

     Proceeds from stock subscriptions                         --                --                --                --

     Stock subscriptions cancelled (note 11)             (250,000)             (250)          (99,750)               --

   Treasury stock sales                                        --                --                --                --

   Sale of available-for-sale shares                           --                --                --                --

   Deemed dividend (notes 6 and 11)                            --                --                --           (90,000)

   Net loss                                                    --                --                --        (2,365,680)

                                                     ------------      ------------      ------------      ------------
Balance, December 31, 1999                            125,720,971      $    125,721      $ 16,393,094      $(10,801,678)
                                                     ============      ============      ============      ============

                                                       Common                            Accumulated
                                                        stock                               other             Total
                                                     subscription        Treasury       comprehensive     stockholders'
                                                      receivable          stock              loss             equity
                                                     ------------      ------------     -------------     -------------

Balance, January 1, 1998                             $         --      $         --      $         --      $  1,613,728

   Issuance of restricted shares for:

     Acqueren, Inc. (note 2)                                   --                --                --         2,140,000

     Cinema Research Corporation
         and D-Rez Corporation (note 2)                        --                --                --         1,292,000

     Investment properties (note 6)                            --                --                --           736,000

     Midtowne Properties (note 6)                              --                --                --         1,665,000

     Employee compensation (note 11)                           --                --                --           111,700

   Sale of shares for cash (note 11)                           --                --                --         2,323,500

   Exercise of stock options (note 11)                         --                --                --            54,000

   Common stock subscribed (note 11)                     (550,000)               --                --                --

   Treasury stock acquired                                     --           (37,251)               --           (37,251)

   Stock dividend issued (note 11)                             --                --                --                --

   Unrealized loss on shares available-for-sale                --                --           (18,964)          (18,964)

   Deemed dividend (note 6 and 11)                             --                --                --        (2,338,038)

   Net loss                                                    --                --                --          (645,973)

                                                     ------------      ------------      ------------      ------------
Balance, December 31, 1998                               (550,000)          (37,251)          (18,964)        6,895,702

   Issuance of restricted shares for:

     Marald, Inc. (note 2)                                     --                --                --           652,000

     Midtowne Properties (note 11)                             --                --                --            90,000

     Employee compensation (note 11)                           --                --                --            22,000

     Exercise of stock options (note 11)                       --                --                --             6,900

     Proceeds from stock subscriptions                    450,000                --                --           450,000

     Stock subscriptions cancelled (note 11)              100,000                --                --                --

   Treasury stock sales                                        --             3,223                --             3,223

   Sale of available-for-sale shares                           --                --            18,964            18,964

   Deemed dividend (notes 6 and 11)                            --                --                --           (90,000)

   Net loss                                                    --                --                --        (2,365,680)

                                                     ------------      ------------      ------------      ------------
Balance, December 31, 1999                           $         --      $    (34,028)     $         --      $  5,683,109
                                                     ============      ============      ============      ============


 See accompanying notes to consolidated financial statements.

                     AMERICAN INTERNATIONAL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1999 and 1998

                                                                                               1999             1998
                                                                                          ------------      ------------

Cash flows from operating activities:
     Net loss                                                                             $ (2,365,680)     $   (645,973)
     Loss from discontinued operations                                                       1,229,870           219,533
                                                                                          ------------      ------------
     Net loss from continuing operations                                                    (1,135,810)         (426,440)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
           Depreciation and amortization                                                       408,048           245,001
           Inventory reserve                                                                    (8,466)           62,682
           Common stock issued for services                                                     22,000           111,700
           Deferred tax benefits                                                                    --          (298,804)
           Realized gain on sale of securities                                              (1,134,884)          (91,135)
           (Increase) decrease in market value of trading securities                           759,391           (37,899)
           Loss on disposal of equipment                                                         6,320            21,994
           Gain on sale of subsidiary                                                         (143,928)               --
           Purchase of trading securities, net                                              (1,402,576)          (94,091)
           Changes in assets and liabilities, net of acquired assets and liabilities:
               (Increase) decrease in accounts receivable                                     (442,239)        1,214,877
               (Increase) decrease in inventories                                                1,701           178,516
               Increase in prepaid expenses                                                     46,993            27,595
               (Increase) decrease in other assets                                             135,943          (143,744)
               Increase (decrease) in accounts payable and accrued expenses                  1,092,768        (1,356,125)
                                                                                          ------------      ------------
                   Net cash used in operating activities                                    (1,794,739)         (585,873)
                                                                                          ------------      ------------

Cash flows from investing activities:
     Proceeds (purchase) of available-for-sale securities, net                               1,167,605          (134,848)
     Capital expenditures for property and equipment                                          (303,096)         (170,309)
     Purchase of real estate property                                                               --          (167,922)
     Purchase of certificates of deposit                                                            --        (1,150,000)
     Notes receivable                                                                          178,000          (116,190)
     Proceeds from disposition of assets                                                       131,076            25,000
     Cash received in acquisitions                                                                  --           896,957
     Cash paid for acquisitions                                                               (142,159)               --
                                                                                          ------------      ------------
                   Net cash provided by (used in) investing activities                       1,031,426          (817,312)
                                                                                          ------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of stock                                                           456,900         2,377,500
     Proceeds from notes payable                                                                99,261            96,467
     Repayments on notes payable                                                              (154,144)          (83,527)
     Principal payments on capital lease obligations                                           (14,965)               --
     (Purchase) sale of treasury stock                                                           2,662           (37,251)
                                                                                          ------------      ------------
                   Net cash provided by financing activities                                   389,714         2,353,189
                                                                                          ------------      ------------

                   Net increase (decrease) in cash                                            (373,599)          950,004

Cash at beginning of year                                                                    1,012,995            62,991
                                                                                          ------------      ------------
Cash at end of year                                                                       $    639,396      $  1,012,995
                                                                                          ============      ============

Supplemental schedule of cash flow information:
     Interest paid                                                                        $    201,051      $     72,941
                                                                                          ============      ============

     Non-cash transactions:
        Acquisition of land for common stock                                              $         --      $    305,444
        Acquisition of property and equipment for note payable                            $         --      $     79,682
        Net purchase of securities on margin                                              $    428,218      $    195,645
        Issuance of note payable in acquisition                                           $         --      $   (303,300)
        Subscriptions of common stock                                                     $         --      $    550,000
        Deemed dividends                                                                  $     90,000      $  2,338,038
                                                                                          ============      ============

 See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION, OWNERSHIP AND BUSINESS

         American International Industries, Inc. (the "Company" or "AIII"), formerly Black Tie Affair, Incorporated, operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

         As discussed in Note 3, the Company acquired five additional businesses in 1998 and 1999 as part of its acquisition and expansion plans. Four of these acquisitions, accounted for as purchases, resulted in the Company owning 100% of the stock of the acquired companies. Note 4 describes the sale of one of the 1998 acquisitions in 1999. Additionally, the Company acquired a majority interest in an inactive public company in 1999. The operations of each business are described in the above referenced notes.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         ACCOUNTS RECEIVABLE

         Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful amounts.

         INVENTORIES

         Inventories are valued at the lower of cost or market on a first in, first out basis.

         INVESTMENT SECURITIES

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

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         PROPERTY, EQUIPMENT AND DEPRECIATION

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

         REAL ESTATE HELD FOR SALE

         Real estate held for sale is carried at the lower of cost, predecessor carryover historical cost basis or fair market value, net of selling costs. Management assesses the value of real estate held for sale on a quarterly and annual basis to determine if any impairment to this net realizable value has occurred. Management closely monitors any changes in the real estate market, which would indicate that a change in the value of its holdings has occurred and also obtains independent third party appraisals on its holdings on an as-needed basis.

         INTANGIBLE ASSETS

         The Company's intangible assets represent goodwill acquired in the acquisitions discussed in Note 3 and the noncompete agreements. The Company amortizes goodwill over a 15-year period and the noncompete agreements over their term of 5 to 6 years on a straight-line basis.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 1999 and 1998.

         REVENUE RECOGNITION

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

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

         LOSS PER SHARE

         The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 1999 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options to purchase 7,400,000 and 7,720,000 shares of common stock at December 31, 1999 and 1998, respectively, and subscriptions to purchase 4,000,000 shares of common stock at December 31, 1998.

         MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

         STOCK-BASED COMPENSATION

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

         CONCENTRATION OF CREDIT RISK

         The Company maintains its cash with major domestic banks in amounts, which exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company estimates of fair value are not necessarily indicative of the amounts that the Company

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by the Company on its notes payable approximate market rates. The Company believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1999 presentation of loss on discontinued operations of a subsidiary.

         NEW ACCOUNTING PRONOUNCEMENTS

         DERIVATIVE AND HEDGING ACTIVITIES. - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

(2)      ACQUISITIONS

         Effective January 1, 1999, the Company issued 3,500,000 shares of its common stock for all outstanding shares of Marald, Inc., d.b.a. Unlimited Coatings, ("UC"), a Texas specialty products corporation. In addition, a finders fee of $45,000 was payable, in part to a party related to the CEO. Based upon the estimated fair market value of AIII's stock ($0.19 per share), and the finder's fee, the total purchase consideration of the Company was approximately $697,000.

         Effective April 1, 1999, the Company paid $143,000 and assumed certain equipment lease obligations of approximately $85,000 for all outstanding shares of Tough Trucks and Accessories, Inc., d.b.a. Armor Linings ("Armor"), a Texas transportation after-market corporation.

         Effective September 30, 1999, the Company exchanged 100% of the shares of Modern Film Effects, Inc., d.b.a. Cinema Research Corporation (including Digital Research Corporation) ("CRC"), a California corporation and subsidiary of the Company, for 60.8% of the then outstanding total of 5,100,000 newly issued, restricted, common shares of World Wide Net, Inc. (WWN) (OTCBB). Prior to the acquisition of CRC, WWN had only nominal assets and no operations during the preceding years. Accordingly, the investment in WWN was recorded at the historical cost basis of CRC of $106,072 at the effective date of the transaction. Since this transaction resulted in majority ownership of WWN, the Company consolidated WWN as of December 31, 1999.

         Effective July 1, 1998, the Company issued 26,750,000 shares of restricted common stock for 100% of the outstanding common stock of Acqueren, Inc., a Delaware corporation, and its wholly-owned subsidiary, Northeastern Plastics, Inc., (NPI) (collectively referred to as "Acqueren"). Based upon the estimated fair market value of the restricted common stock of AIII, the total

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         purchase consideration of the Company was approximately $2,140,000 ($.08 per share). The purchase agreement provided for the two primary shareholders to receive 5,000,000 and 1,750,000 shares of AIII's common stock in exchange for their 700,000 and 150,000 shares, respectively, of Acqueren's stock. The purchase agreement further provided for the remaining stockholders of Acqueren to receive 25.02 shares of AIII's common stock for each share of Acqueren's stock. As of December 31, 1998 and 1999, 7,173,059 and 1,206,406 shares, respectively, had not been issued to various former shareholders of Acqueren for their shares of Acqueren's common stock. Accordingly, those shares of AIII's common stock are not considered outstanding in loss per share calculations for 1998 and 1999.

         Effective September 24, 1998, the Company acquired 100% of the outstanding stock of CRC. The Company issued 6,300,000 shares of restricted common stock and options (exercisable in whole or in part) to purchase 400,000 shares of AIII common stock over a five-year period at $.20 per share. In addition, the Company issued a $379,500 non-interest bearing note payable to selling shareholders (seller). Based upon the estimated fair value of AIII's restricted common stock of $1,260,000 ($.20 per share), stock options valued at $32,000 and the discounted present value of the note payable to seller of $303,000, the total purchase consideration of the Company was $1,595,300. The president (CEO) and the vice president of marketing (the seller shareholders) signed five and six-year employment contracts, respectively, which included noncompete covenants for the duration of the contracts. These contracts required aggregate compensation payments of approximately $175,000 annually, plus performance-based incentives.

         Except as previously stated for WWN (and explained in Note 4), all of the above acquisitions have been accounted for using the purchase method with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition dates. Such allocations were based on evaluations and estimations.

         The purchase allocation is summarized as follows:

                                            1999              1998
                                        ------------      ------------

     Current assets                     $    374,547      $  4,877,985
     Noncurrent assets                        22,429           164,019
     Property and equipment                  190,737         3,806,265
     Goodwill                                835,984         1,117,913
     Current liabilities                    (444,123)       (4,732,281)
     Long-term liabilities                  (112,028)       (1,498,601)
     Minority interests                      (11,462)               --
                                        ------------      ------------
                                        $    856,084      $  3,735,300
                                        ============      ============

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         The following presents the unaudited pro forma results of operations of AIII for the years ended December 31, 1999 and 1998, as if these purchase transactions would have been consummated as of January 1, 1999 and 1998.

                                                                1999               1998
                                                          --------------      --------------

     Pro forma sales                                      $   13,561,480      $   14,823,668
     Pro forma operating loss                             $   (1,935,366)     $   (1,748,519)
     Pro forma net loss applicable to common
       shareholders                                       $   (2,453,669)     $   (4,043,339)
     Pro forma basic and diluted net loss per share       $         (.02)     $         (.04)
     Weighted average shares outstanding                     124,699,735          94,297,221

(3)      DISCONTINUED OPERATIONS - SALE OF CRC

         Effective October 1, 1999, WWN sold all its shares of CRC to Cinema Investment Group, Inc. ("Cinema"). WWN received a note receivable for $250.000. Cinema assumed liability for notes payable of $1,200,000; however, such notes are guaranteed by the pledge of certificates of deposit of $1,000,000 owned by AIII at December 31, 1999. Since net assets exceeded proceeds of the sale, the Company recognized a loss of $266,345 at date of disposal.

     Net assets at October 1, 1999         $    516,345
     Proceeds from the sale                    (250,000)
                                           ------------
     Loss on disposal of CRC               $    266,345
                                           ============

         CRC, acquired in the fourth quarter of 1998, comprised the Media/Entertainment segment of the Company's total operations. Shown below is a summary of certain elements of CRC's operations, financial position and cash flows reflected in the Company's consolidated financial statements from the period of acquisition in 1998 to the date of disposition in 1999:

                                                     1999              1998
                                                 ------------      ------------
     Income statement data:
          Revenues                               $  2,685,251      $  1,305,422
          Cost and expenses                        (3,648,776)       (1,497,637)
          Operating loss                             (963,525)         (219,533)
          Loss from discontinued operations        (1,229,870)         (219,533)

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


     Balance sheet data:
          (at September 30, 1999 and December 31, 1998)
          Current assets                                      $    381,860      $    592,044
          Property and equipment, net                            3,274,026         3,630,244
          Total assets                                           3,766,131         4,391,898
          Current liabilities                                   (2,353,539)       (1,915,279)
          Other liabilities                                       (896,247)       (1,196,152)
          Net assets of discontinued operations                    516,345         1,280,467

     Cash flow data:
          Cash flows from operations                          $    (45,095)     $        N/A
          Cash flows from investing activities                    (126,013)              N/A
          Cash flows from financing activities                     (80,735)              N/A
                                                              ------------      ------------
          Net cash flows from discontinued operations         $   (251,843)     $        N/A
                                                              ============      ============

(4)      INVESTMENT SECURITIES

         TRADING

         In the third quarter of 1998, the Company began investing excess funds in marketable equity securities. In order to reduce the cost of the investment and associated risk in such securities, the Company sold call options for the number of shares purchased. The securities and related call options are carried at market value with any changes in market value during the period of the stock or call option included as a component of net income. For the years ended December 31, 1998 and 1999, the Company recognized net increases (decreases) in the market value of such equity securities of $37,899 and $(759,391), respectively, as components of net loss. As of December 31, 1998 and 1999, the Company had borrowings from margin accounts with financial institutions of $195,645 and $523,863.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         As of December 31, 1998 and 1999, the trading securities and related call options are summarized below.


                                                             1999
                                ---------------------------------------------------------------
                                                  Security                           Options
                                  Security         Market            Option          Market
                                    Cost            Value           Proceeds          Value
                                ------------     ------------     ------------     ------------
Equity Security

Billings Concepts Corp.
    50,000 shares of            $    250,000          325,000           14,762           17,500
       common stock
    20,000 shares of
       common stock

Ciena Corporation
    2,000 shares of
        common stock

Corel Corporation
    1,000 shares in                   18,003           15,125               --               --
        common stock

Intel Corporation
     4,000 shares of                 330,636          329,248               --               --
        common stock

Loral Space and
   Communications
     10,000 shares of
        common stock

Rochester Medical
     30,200 shares of                290,540          215,175               --               --
        common stock

UBID, Incorporated
     7,000 shares of                 308,409          185,500           63,992           50,995
        common stock

World Wide Net,
   Incorporated
     33,500 shares of                 25,125            5,226               --               --
        common stock

                                ------------     ------------     ------------     ------------
                                $  1,222,713        1,075,274           78,754           68,495
                                ============     ============     ============     ============

                                                             1998
                                ---------------------------------------------------------------
                                                  Security                           Options
                                 Security          Market            Option          Market
                                   Cost             Value           Proceeds          Value
                                ------------     ------------     ------------     ------------
Equity Security

Billings Concepts Corp.
    50,000 shares of
       common stock
    20,000 shares of            $    223,256          220,000               --               --
       common stock

Ciena Corporation
    2,000 shares of                   25,326           29,250            3,462            2,124
        common stock

Corel Corporation
    1,000 shares in
        common stock

Intel Corporation
     4,000 shares of
        common stock

Loral Space and
   Communications
     10,000 shares of                132,289          178,120           18,812           28,750
        common stock

Rochester Medical
     30,200 shares of
        common stock

UBID, Incorporated
     7,000 shares of
        common stock

World Wide Net,
   Incorporated
     33,500 shares of
        common stock

                                ------------     ------------     ------------     ------------
                                $    380,871          427,370           22,274           30,874
                                ============     ============     ============     ============

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         AVAILABLE FOR SALE

         In accordance with the provisions of SFAS No. 115, the Company's investment in the common stock of a publicly traded Company was classified as available-for-sale equity securities and, accordingly, is carried at fair value. Unrealized losses of such securities at December 31, 1998 of $18,964 are included as a component of stockholder's equity, and are comprehensive loss items in the consolidated statement of operations. The Company's cost in these securities, determined on the specific identification or the first-in, first-out method, was $134,848 at December 31, 1998. At December 31, 1999, the Company had no available-for-sale equity securities.

(5)      INVENTORIES

         Inventories consisted of the following:

                                                      December 31
                                             -----------------------------
                                                 1999             1998
                                             ------------     ------------

     Raw materials                           $     46,351     $     78,683
     Work-in-process                              244,315          169,618
     Finished goods                               909,281          740,523
                                             ------------     ------------
                                             $  1,199,947     $    988,824
                                             ============     ============

(6)      REAL ESTATE HELD FOR SALE

         Real estate held for sale is summarized as follows:

                                                                                    December 31
                                                                           -----------------------------
                                                                               1999             1998
                                                                           ------------     ------------

     286 undeveloped acres on Galveston Bay, Texas                         $    225,000     $    225,000

     42.6 undeveloped acres of land in Southeast Houston, Texas and             186,390          186,390
     commercial properties in Harris County, Texas (1)

     736 undeveloped acres of land in Anahuac, Texas (2)                        176,572          176,572

     23 acres of undeveloped land in Harris County, Texas                       164,800          164,800
     Other properties                                                           186,822          186,822
                                                                           ------------     ------------
                                                                           $    939,584     $    939,584
                                                                           ============     ============

         1. In June 1998, the Company purchased a real estate company, Mid-Towne Properties, Inc. ("Mid-Towne") for 2,100,000 shares of AIII plus the assumption of property taxes of approximately $300,000. Mid-Towne has no operations other than its ownership of the 42.6

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


                  acres of land. Mid-Towne was 60% owned by a trust for the benefit of the son of the CEO of the Company. Since the Mid-Towne acquisition was made through an entity under common control, the Company has accounted for the acquisition at the predecessor carry-over historical cost basis of $186,390, plus the assumed property tax liability of $300,000. The difference between the total cost basis and the fair value of the asset acquired plus the property tax liability of $300,000 assumed of $1,965,000 was recognized as a deemed (non-cash) dividend. Mid-Towne had no material activity in 1998 and 1999.

         2. In May 1998, the Company purchased 736 acres of undeveloped land in Anahuac, Texas ("Anahuac") from a company then owned by the CEO of the Company who is also a stockholder in the Company. The consideration paid for the land consisted of 8,000,000 shares of newly issued, restricted common stock of AIII. Since the Anahuac acquisition was made through an entity under common control, the Company has accounted for the acquisition at the predecessor carry-over historical cost basis of $176,572. The difference between the cost basis and the fair value of the asset acquired of $736,000 was recognized as a deemed (non-cash) dividend. This acreage had no material activity in 1998 and 1999.

(7)      PROPERTY AND EQUIPMENT

         Major classes of property and equipment together with their estimated useful lives, consisted of the following:

                                                                                       December 31
                                                                              ------------------------------
                                                                     Years        1999              1998
                                                                     -----    ------------      ------------

     Land                                                                     $    508,487      $    386,812
     Building and improvements                                        20           688,521           688,521
     Machinery and equipment                                           8           523,313           415,210
     Office equipment                                                  7           131,905            28,202
     Automobiles                                                       5           126,308            93,900
                                                                              ------------      ------------
                                                                                 1,978,534         1,612,645
     Less accumulated depreciation and amortization                               (390,312)         (182,517)
                                                                              ------------      ------------
     Net property and equipment                                               $  1,588,222      $  1,430,128
                                                                              ============      ============

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


(8)      NOTES PAYABLE TO BANKS

         Notes payable to banks consisted of the following:

                                                                                        December 31
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------

     Note payable to a bank, 9.75% per annum, due in monthly                  $    531,873      $    574,276
     payments of principal and interest of $7,895 through
     February 2003 with remaining amount due in March 2003 for Har-Whit

     Line of credit with a bank for $125,000, 9.5% per                             125,000                --
     annum, interest only due monthly with payment of principal due at maturity in May 2000 for Marald, Inc.

     Line of credit with a bank for $100,000, 9.5% per                              99,917                --
     annum, interest only due monthly with payment of principal due at maturity in August 2000 for Marald, Inc.

     Line of credit with a bank for $150,000, 8% per                               150,000            60,000
     annum, interest only due monthly with payment of
     principal due at maturity (collateralized by AIII's
     $150,000 certificate of deposit) in May 2000 for Har-Whit

     Other notes payable                                                           284,250            81,777
                                                                              ------------      ------------
                                                                                 1,191,040           716,053
     Less current portion                                                         (487,444)         (116,144)
                                                                              ------------      ------------
                                                                              $    703,596      $    599,909
                                                                              ============      ============

         Each of AIII's subsidiaries that have outstanding notes payable have secured such notes by that subsidiary's inventory, accounts receivable, property and equipment and guarantees from AIII. In addition, as of December 31, 1998, CRC had a note payable totaling $1,000,000, which was collateralized by a $1,000,000 restricted certificate of deposit. The Company continued to collateralize this note subsequent to the sale of CRC.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         Principal repayment provisions of long-term debt are as follows at December 31, 1999:

            2000                               $    487,444
            2001                                    234,638
            2002                                     92,099
            2003                                     60,126
            2004 to maturity                        316,733

                                               ------------
            Total                              $  1,191,040
                                               ============

(9)      NOTES PAYABLE TO RELATED PARTIES

         In connection with the acquisitions discussed in Note 2, the Company had the following notes payable to related parties outstanding at December 31, 1999 and 1998:

                                                                                       December 31
                                                                                  1999              1998
                                                                              ------------      ------------
            Note payable to principal selling stockholder of Acqueren,        $         --      $    300,000
            6% per annum, annual payment of $100,000 due in
            August 1999 and 2000 with remainder due in August 2001

            Note payable to selling stockholder of WWN, 8% per                     221,000                --
            annum, due on demand

            Note payable to former director of interest, imputed at                250,000                --
            prime, due on demand

                                                                              ------------      ------------
            Total notes payable to related parties                                 471,000           300,000
            Less current portion                                                  (471,000)         (100,000)
                                                                              ------------      ------------

            Notes payable to related parties, long-term portion               $         --      $    200,000
                                                                              ============      ============

         Interest expense for the years ended December 31, 1999 and 1998 on these related party notes was approximately $148,000 and $15,000, respectively.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


(10)     CAPITAL LEASES

         The Company has the following future aggregate minimum annual lease payments required under capital leases as of December 31, 1999:

          2000                                              $     54,483
          2001                                                    35,549
          2002                                                    14,403
                                                            ------------

          Total minimum lease payments                           104,435
          Less amount representing interest                      (13,194)
                                                            ------------
          Present value of net minimum lease payments             91,241
          Less current portion                                   (45,109)
                                                            ------------
          Long-term portion                                 $     46,132
                                                            ============

         Interest rates on the capitalized leases range from 6.7% to 15.5%. Certain of the leases contain restrictive covenants regarding various financial ratios and capital distributions. At December 31, 1999, the Company was in violation of certain financial ratios and has received a waiver for those violations from the lessor through January 2000.

(11)     CAPITAL STOCK AND STOCK OPTIONS

         The Company is authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value per share of which none are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Company has no present plans for the issuance of Preferred Stock.

         The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 125,972,971 were issued and 125,720,971 outstanding at December 31, 1999, and 7,415,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 1999.

         In November 1998, the Board of Directors ratified the purchase of 110,000 shares and the remaining options to buy 500,000 shares of the Company for $20,000 from a former director. The Company then canceled the option acquired. Since the option had been determined to have nominal value at the time of issuance, no purchase cost was assigned to it. Accordingly, the $20,000 was recorded as the cost of the purchase of treasury stock.

         Prior to January 1, 1998, the Company sold 5,000,000 newly issued restricted shares to a corporation controlled by the brother of the CEO of the Company for $150,000. In connection with this sale, the Company granted this related party the option to purchase an additional 2,000,000

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         shares at $.02 per share and such option was for three years and vested immediately. In June 1998, this option was exercised by the related party and the Company received $40,000.

         The Company issued 500,000 options to each of the two former owners as an enticement to return to manage the operations of Har-Whit and P&S and also issued 300,000 options to the outside legal counsel of the Company to purchase common stock of AIII for legal services performed. These options are exercisable at $.02 per share through December 2002 and such options were immediately exercisable. At the date of grant, those options were determined to have no material value. Further, the two individuals who manage Har-Whit and P&S were issued 100,000 shares individually of the Company's common stock in January 1998 for management services rendered. This issuance was recorded as $10,000 of compensation expense in 1998 based on the market value of the shares ($.05 per share) at the date of grant. In May 1998, these two individuals each were granted the right to purchase 250,000 shares of the Company's common stock at $.25 per share.

         In connection with the sale of newly issued restricted common stock in May 1998, the Company granted an investor the option to purchase an additional 4,000,000 shares at $.25 per share, which were immediately exercisable through the year 2002.

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

         In May 1998, the Company sold 3,500,000 newly issued restricted shares to a corporation controlled by the brother of the CEO of the Company for total consideration of $300,000.

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

         During 1998, the Company sold 11,660,000 shares of restricted common stock through various private sales for between $.10 and $.40 per share for total proceeds of $2,023,500. Also in 1998, holders of 500,000 options exercised their rights and purchased stock for between $.02 and $.04 per share. This issuance resulted in $14,000 being paid to the Company. At December 31, 1998, the Company had a total of 4,000,000 shares of stock subscribed for between $.10 and $.22 per share

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         with expected total proceeds of $550,000. Subsequent to year-end, subscription rights of $100,000 were canceled with the remainder paid by an alternate subscriber.

         In July 1998, the Company declared a 10% stock dividend that was payable to stockholders of record as of August 30, 1998. Such dividends resulted in issuance of 9,188,911 shares to stockholders and was accounted for at the market value as of August 30, 1998 ($.26 per share).

         In August 1998, the Company issued an option to purchase 20,000 shares of common stock at an exercise price of $0.34 per share to an officer of the company as part of an employment agreement.

         In November 1998, the Board of Directors authorized management to purchase from time to time up to 10 million shares of the Company's common stock, as deemed appropriate by management. To date the company has purchased a total of 220,000 shares from two former officers of the Company. The purchases were made in two separate transactions in November 1998. In one transaction $20,000 was paid for 110,000 of the Company's shares and in the other transaction $12,500 was paid for 110,000 of the Company's shares. In both instances, the Company either paid at market or below market value for the treasury shares. Those transactions were funded from the Company's general operating funds. The Company does not intend to repurchase significant numbers of its shares in the future.

         In January 1999, the Company issued an option to purchase 45,000 shares of common stock at an exercise price of $.02 per share to an officer of the Company as part of an employment agreement. Also in January, the Company issued an option to purchase 15,000 shares of common stock at exercise price of $.24 per share in exchange for services rendered.

         In February 1999, a former officer of the Company exercised a vested option to purchase 300,000 shares of common stock at $.02 per share.

         In October 1999, the Board of Directors authorized management to issue an additional 1,000,000 shares of common stock to the former owners of Midtowne Properties who are related parties, due to significantly higher appraised values than originally estimated at date of acquisition. Since the original acquisition was made through entities under common control, the value of these shares, $90,000, has been recognized as a deemed dividend.

         The Company was required to adopt the disclosure portion of SFAS No.
         123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 as follows:

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


                                                   December 31
                                          ------------------------------
                                              1999              1998
                                          ------------      ------------

          Dividend yield                             0%                0%
          Expected volatility                       90%               90%
          Risk free interest                       6.5%              6.5%
          Expected lives                       5 years           5 years

         Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                                            December 31
                                                                 ----------------------------------
                                                                      1999                1998
                                                                 --------------      --------------
          Net loss applicable to common stockholders:
             As reported                                         $   (2,455,680)     $   (2,684,011)
             Pro forma                                           $   (2,458,830)     $   (2,828,211)
          Loss per share:
             As reported                                         $         (.02)     $         (.03)
             Pro forma                                           $         (.02)     $         (.03)

         A summary of the status of the Company's stock options to employees as of December 31, 1999, and 1998 changes during the periods ending on those dates is presented below:

                                                                        Weighted-                          Weighted-
                                                                         Average                            Average
                                                                         Exercise                           Exercise
                                                                          Price                              Price
                                                                       December 31,                       December 31,
                                                        Shares             1999             Shares            1998
                                                     ------------      ------------      ------------     ------------

Outstanding at beginning of period                      3,020,000                12         1,000,000              .02
Granted                                                    60,000               .13         2,020,000              .12

Exercised                                                 (45,000)             (.02)               --               --
Canceled                                                  (20,000)              .34                --               --
                                                     ------------      ------------      ------------     ------------

Outstanding and exercisable at end of period            3,015,000               .12         3,020,000              .09
                                                     ============      ============      ============     ============

Weighted average fair value of options
   granted during the period                               60,000               .13         2,020,000              .12
                                                     ============      ============      ============     ============

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         The following table summarizes information about fixed stock options to employees outstanding at December 31, 1999:

                                                                                Weighted
                                                                                 Average
                                                             Number Out-        Remaining
                                                             standing and      Contractual
                                                            Exercisable at   Life (Years) at
                                              Exercise       December 31,      December 31,
                                                Price            1999             1999
                                            ------------    --------------   ---------------

                                            $        .02        1,000,000             3.00
                                            $        .12        2,000,000             1.42
                                            $        .24           15,000             2.00
                                            ------------     ------------     ------------
                                            $   .02 - 24        3,015,000             1.96
                                            ============     ============     ============

(12)     INCOME TAXES

         A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                                               December 31,
                                                                          1999              1998
                                                                      ------------      ------------

               Tax benefit computed at statutory rate
                  for continuing operations                           $   (420,000)     $   (246,583)
               Non-deductible permanent difference                              --            42,196
               Change in valuation allowance, net of
                  valuation allowance of acquired subsidiaries             420,000           (94,417)
                                                                      ------------      ------------
               Tax benefit for continuing operations                  $         --      $   (298,804)
                                                                      ============      ============

          Tax expense (benefit) of discontinued operations            $         --      $         --
                                                                      ============      ============

         Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


                                                                          December 31
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
          Deferred tax assets:
              Net operating loss                                 $  2,137,000      $  1,734,583

              Provision for doubtful accounts                              --            21,000

              Other                                                    21,000            18,000
                                                                 ------------      ------------

              Total deferred tax asset                              2,158,000         1,773,583

              Valuation allowance                                  (1,571,000)       (1,536,642)
                                                                 ------------      ------------

              Net deferred asset                                      587,000           236,941
                                                                 ------------      ------------

          Deferred tax liability:
              Capital leases                                          107,000                --
              Difference in carry value of property and
                   equipment                                          480,000           236,941
                                                                 ------------      ------------
              Total deferred tax liability                            587,000           236,941
                                                                 ------------      ------------

              Net deferred tax liability                         $         --      $         --
                                                                 ============      ============

         At December 31, 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

         The Company has net operating loss carryforwards in excess of $2,100,000 as of December 31, 1999, to offset future taxable income, which expire 2019.

(13)     COMMITMENTS AND CONTINGENCIES

         Prior to January 1, 1998, Acqueren relocated its operations from Brooklyn, New York to Nicholls, Georgia. In accordance with the move the Company executed a lease from an unrelated party for the Company's new facility. The current lease agreement expires October 9, 2001, and provides for annual rent of $40,740. Rent expenses of $39,960 and $31,600, respectively, was recorded at December 31, 1999 and 1998.

         In connection with the relocation to Nicholls, Georgia. Acqueren, through its wholly owned subsidiary, NPI, terminated its union contract in New York. The union has claimed a deficiency for unfunded pension liabilities. Management has accrued $160,000 at December 31, 1999 relating to this potential liability. Management estimates that such an amount will be sufficient to cover any potential obligation to this union.

         NPI sells automotive and electrical products primarily to companies in the United States and Canada. For the years ended December 31, 1999 and 1998, over seventy percent of its sales were to one customer. Management of the Company performs ongoing credit evaluations and makes provision for uncollectible amounts when deemed necessary.

         Various key officials of the Company have entered into employment agreements with the Company. The CEO of the Company entered into a three-year employment agreement which provides for a monthly salary of $1,000 plus a bonus as determined by the Board of Directors. The two key management personnel of Har-Whit/Pitts and Spitts, who were also Directors of the Company,

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


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

         On December 10, 1998, the Company filed an Original Petition and Request for Temporary Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA Industries, Inc. ("TDA") and its former principal stockholder in the 56th Judicial District Court of Galveston, Texas. The Company claims that the defendants misrepresented the amount of Acqueren's equity as of the date of the purchase agreement. The Company is seeking actual damages in the amount of not less than $1,100,000, in addition to further relief, which it may be entitled to. On August 17, 1999, the former shareholders of Acqueren filed an action in New York, alleging misrepresentation by AIII. Management expects the outcome of such litigation will not have a material adverse effect on the Company.

(14)     RELATED PARTY TRANSACTIONS

         The Company advanced the Chief Executive Officer $27,190 as of December 31, 1998. The officer executed a promissory note to the Company due upon demand. This note bears interest at prime and is included in notes receivable as of December 31, 1999.

         Other related party transactions are discussed in Notes 2, 6, 9, 11 and 13.

(15)     SEGMENT INFORMATION

         The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry; (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. Prior to 1999, the Company had a media/entertainment segment which they sold in 1999. The comparative segment information reflects media entertainment data prior to restatement. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


         operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

         The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

         Consolidated net revenues, net operating losses, and identifiable assets were as follows:

                                                           December 31,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
          Net Revenues:
             Industrial/Commercial                $ 13,396,256      $  8,907,617
             Oil and gas                                    --                --
             Real estate                                    --                --
             Corporate                                      --                --
                                                  ------------      ------------
                                                  $ 13,396,256      $  8,907,617
                                                  ============      ============


          Income (loss) from operations:
             Industrial/Commercial                $    159,042      $    213,072
             Oil and gas                                (6,813)           (8,300)
             Real estate                               (74,486)         (115,291)
             Corporate expenses                     (2,048,457)         (918,246)
                                                  ------------      ------------
                                                  $ (1,970,714)     $   (828,765)
                                                  ============      ============


          Identifiable assets:
             Industrial/commercial                $  8,507,502      $  6,183,083
             Media/Entertainment                            --         1,280,467
             Oil and gas                                70,006            63,763
             Real estate                               996,065           576,772
             Corporate                                 834,941         1,844,665
                                                  ------------      ------------
                                                  $ 10,408,514      $  9,948,750
                                                  ============      ============

         The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER           DESCRIPTION
---------         ------------
   27             Financial Data Schedule