Form 10QSB
period 2000-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-08-15
CIK 1073146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                          Commission File No. 000-25223

                     AMERICAN INTERNATIONAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


            Nevada                                               88-0326480
            ------                                               ----------
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             601 Cien St., Suite 235
                             Kemah, Texas 77565-3065
                                  281-334-9479
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X    NO
                                   ---      ---

128,220,971 shares of Common Stock, par value $.001 per share, were outstanding at March 31, 2000.

Documents Incorporated by Reference:  None

                     AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                   FORM 10-QSB

                                Table of Content


PART I - Financial Information

     Item 1 - Financial Statements

       Independent Accountants' Report

       Consolidated Financial Statements (Quarter ended March 31, 2000 Reviewed)

           Balance Sheets - March 31, 2000 and December 31, 1999 (Audited)

           Statements of Operations - Three Months ended March 31, 2000 and 1999

           Statements of Cash Flows - Three Months ended March 31, 2000 and 1999

           Notes to Consolidated Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II

     Item 2 - Changes in Securities and Use of Proceeds

     Item 6 - Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


R. E. BASSIE & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
--------------------------------------------------------------------------------

                                         7171 Harwin Drive, Suite 306
                                         Houston, Texas 77036-2197
                                         Tel: (713) 266-0691 Fax: (713) 266-0692
                                         E-Mail: Rebassie@aol.com


                         INDEPENDENT ACCOUNTANTS' REPORT


To The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ R. E. Bassie & Co., P.C.

Houston, Texas
August 4, 2000

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999
            (Unaudited - see accompanying accountants' review report)


                               Assets                                                 2000            1999
                                                                                  ------------    ------------
                                                                                                    (Audited)
Current assets:
      Cash                                                                        $    791,042    $    639,396
      Restricted certificates of deposit                                             1,000,000       1,150,000
      Trading securities                                                             1,155,282       1,006,779
      Accounts receivable, less allowance for doubtful accounts of
           $138,066 in 2000 and $135,614 in 1999                                     1,628,589       1,609,561
      Notes receivable                                                                 440,458         431,691
      Inventories                                                                    1,163,307       1,199,947
      Prepaid expenses and other current assets                                         33,858          45,510
                                                                                  ------------    ------------
           Total current assets                                                      6,212,536       6,082,884
                                                                                  ------------    ------------

Real estate held for sale                                                              939,584         939,584

Property and equipment, net of accumulated
      depreciation and amortization                                                  1,596,257       1,588,222

Excess of cost over net assets of businesses
      acquired, less accumulated amortization of
      $153,002 in 2000 and $132,729 in 1999                                          1,583,758       1,604,031

Non-compete agreements, net of accumulated amortization of
      $350,000 in 2000 and $325,500 in 1999                                            150,000         175,000

Other assets                                                                            21,113          18,793
                                                                                  ------------    ------------
           Total assets                                                           $ 10,503,248    $ 10,408,514
                                                                                  ============    ============

                                   Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                          2,452,545       2,377,963
      Margin loan from financial institution                                           549,494         523,863
      Current installments of notes payable to related parties                         471,000         471,000
      Current installments of notes payable                                            355,239         487,444
      Current installments of capital lease obligations                                 43,998          45,109
                                                                                  ------------    ------------
           Total current liabilities                                                 3,872,276       3,905,379
Notes payable to related parties, less current installments                                 --              --
Notes payable, less current installments                                               703,596         703,596
Capital lease obligations, less current installments                                    36,012          46,132
Minority interest                                                                       70,298          70,298
                                                                                  ------------    ------------
           Total liabilities                                                         4,682,182       4,725,405
                                                                                  ------------    ------------

Stockholders' equity:
      Preferred stock, $.001 par value.  Authorized
           10,000,000 shares: none issued                                                   --              --
      Common stock, $.001 par value.  Authorized 200,000,000 shares:
           128,472,971 shares issued and 128,220,971 shares
           outstanding in 2000, 125,972,971 shares issued and
           125,720,971 shares outstanding in 1999                                      128,221         125,721
      Additional paid-in capital                                                    16,430,594      16,393,094
      Accumulated deficit                                                          (10,703,721)    (10,801,678)
                                                                                  ------------    ------------
           Total stockholders' equity                                                5,855,094       5,717,137
      Less common stock subscriptions                                                       --              --
      Less treasury stock, at cost (252,000 shares)                                    (34,028)        (34,028)
      Accumulated other comprehensive loss                                                  --              --
                                                                                  ------------    ------------
           Total stockholders' equity                                                5,821,066       5,683,109

Commitments and contingent liabilities

                                                                                  ------------    ------------
           Total liabilities and stockholders' equity                             $ 10,503,248    $ 10,408,514
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

           Three months ended March 31, 2000 and 1999 (Unaudited - see accompanying accountants' review report)


                                                           2000            1999
                                                           ----            ----


Revenues                                             $   3,189,096    $   4,214,020

Costs and expenses:
     Costs of sales                                      2,645,790        2,934,465
     Selling, general and administrative                   736,636        1,191,505
                                                     -------------    -------------
         Total operating expenses                        3,382,426        4,125,970
                                                     -------------    -------------

         Operating income (loss)                          (193,330)          88,050

Other income (expenses):
     Interest income                                        22,985           16,785
     Realized gains on investments                          47,371           48,905
     Unrealized gain and (losses) on investments           258,374          (91,398)
     Other income                                           11,822           66,206
     Interest expense                                      (49,265)         (87,273)
                                                     -------------    -------------
         Total other income (expense)                      291,287          (46,775)
                                                     -------------    -------------

         Net earnings before income taxes                   97,957           41,275

Provision for income taxes                                      --               --

                                                     -------------    -------------
         Net earnings                                $      97,957    $      41,275
                                                     =============    =============


Net earnings per share - basic and diluted           $        0.00    $        0.00
                                                     =============    =============

Weighted average common shares                         128,140,221      124,785,971
                                                     =============    =============

Consolidated statements of comprehensive income
     Net earnings                                    $      97,957    $      41,275
     Unrealized gain on securities available-
         for-sale
            Unrealized holding gain arising during
            the period                                          --          987,792
                                                     -------------    -------------
         Comprehensive income                        $      97,957    $   1,029,067
                                                     =============    =============



 See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)

                                                                                            2000          1999
                                                                                            ----          ----
Cash flows from operating activities:
       Net earnings                                                                      $  97,957    $    41,275
       Adjustments to reconcile net earnings to net
            cash provided by operating activities:
                 Depreciation and amortization                                              92,398        249,747
                 Realized gain on sale of securities                                       (47,371)       (48,905)
                 (Increase) decrease in market value of equity securities                 (258,374)        91,398
                 Depreciation and amortization assets and liabilities:
                      (Increase) decrease in accounts receivable                           (19,028)       323,194
                      Decrease in inventories                                               36,640          2,415
                      (Increase) decrease in prepaid expenses and other current assets      11,652        (50,084)
                      (Purchase) sale of trading securities, net                           182,873       (482,953)
                      (Increase) decrease in other assets                                   (2,320)        48,768
                      Increase (decrease) in accounts payable and accrued expenses          74,582       (243,299)
                      Increase in deferred revenue                                              --        122,766
                                                                                         ---------    -----------
                                Net cash provided by operating activities                  169,009         54,322
                                                                                         ---------    -----------

Cash flows from investing activities:
       Purchase of available-for-sale investment securities                                     --       (116,949)
       Purchase of property and equipment                                                  (55,160)       (99,174)
       Redemption of certificate of deposit                                                150,000             --
       Notes receivable                                                                     (8,767)        (5,500)
                                                                                         ---------    -----------
                                Net cash provided by (used in) investing activities         86,073       (221,623)
                                                                                         ---------    -----------

Cash flows from financing activities:
       Proceeds from stock subscriptions                                                        --        420,000
       Proceeds from issuance of stock                                                      40,000          6,000
       Proceeds from note payable                                                               --        607,900
       Repayment of notes receivable                                                            --         31,000
       Repayment of notes payable                                                         (132,205)      (515,148)
       Principal payments on capital lease obligations                                     (11,231)      (143,263)
                                                                                         ---------    -----------
                                Net cash provided by (used in) financing activities       (103,436)       406,489
                                                                                         ---------    -----------

                                Net increase in cash                                       151,646        239,188

Cash at beginning of year                                                                  639,396        999,916
                                                                                         ---------    -----------
Cash at end of period                                                                    $ 791,042    $ 1,239,104
                                                                                         =========    ===========

Supplemental schedule of cash flow information:
       Interest paid                                                                     $  49,265    $    87,273
                                                                                         =========    ===========

       Non-cash transactions:
            Purchase of securities on margin                                             $  25,631    $   172,040
                                                                                         =========    ===========

            Purchase of subsidiary assets and liabilities through the issuance of common stock and options:

                 Accounts receivable                                                     $      --    $    87,215
                 Inventory                                                                      --         36,496
                 Property and equipment                                                         --         43,000
                 Other assets                                                                   --         18,853
                 Goodwill                                                                       --        674,764
                 Accounts payable                                                               --         76,498
                 Notes payable                                                                  --         30,500
                 Notes payable to related parties                                               --         30,000
                 Other liabilities                                                              --            220
                                                                                         ---------    -----------
                                                                                         $      --    $   997,546
                                                                                         =========    ===========


 See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      GENERAL

         American International Industries, Inc. (the "Company" or "AIII"), formerly Black Tie Affair, Incorporated, operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

         The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

         As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited consolidated financial statements and related footnotes.

(2)      INDUSTRY SEGMENTS

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

         Consolidated net revenues, net operating losses, and identifiable assets were as follows:

                                                                 2000                1999
                                                                 ----                ----
               Net revenues:
                 Industrial/Commercial                      $  3,189,096        $  2,456,703
                 Media/Entertainment                                  --           1,157,317
                 Real estate                                          --             600,000
                                                            ------------        ------------
                                                            $  3,189,096        $  4,214,020
                                                            ============        ============

               Operating income (loss):
                 Industrial/Commercial                        $     16,790        $     72,407
                 Media/Entertainment                                    --            (218,415)
                 Real estate                                       (13,299)            485,101
                 Oil and gas                                           (36)             (5,014)
                 Corporate expenses                               (196,785)           (246,029)
                                                              ------------        ------------
                                                              $   (193,330)       $     88,050
                                                              ============        ============

               Identifiable assets:
                 Industrial/Commercial                        $  8,799,086        $  7,609,017
                 Media/Entertainment                                    --           4,483,456
                 Real estate                                       947,756           1,066,440
                 Oil and gas                                        72,527              63,610
                 Corporate                                         683,879           2,304,082
                                                              ------------        ------------
                                                              $ 10,503,248        $ 15,526,605
                                                              ============        ============

         The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS - AMERICAN INTERNATIONAL INDUSTRIES, INC. CONSOLIDATED

Consolidated net earnings for the three-month period ended March 31, 2000 was $97,957 as compared to $41,275 for the three months ended March 31, 1999. The factors contributing to the consolidated net earning are discussed below.

Net revenues for the three months ended March 31, 2000 was $3,189,096 as compared to $4,214,020 for March 31, 1999. Such 24.3% decrease is primarily due to discontinued operations of CRC at October 31, 1999. CRC had sales of $1,157,317 at March 31, 1999. TREE had no revenue for the three-month period ended March 31, 2000, while it had revenue of $600,000 for the comparable three months of 1999. NPI had sales of $1,887,967 at March 31, 2000 as compared to $1,545,390 for the three months ended March 31, 1999. Marald had sales of $561, -432 at March 31, 2000 as compared to $472,866 at March 31, 1999. Armor Linings, acquired in April 1999, had sales of $188,907 at March 31, 2000. Har-Whit sales for the three months ended March 31, 2000 were $550,790 as compared to $438,447 for the three months ended March 31, 1999. Brenham reported royalty income of $2,553 in the current quarter compared to $4.308 during the first three months of 1999. The activity of Acqueren during the three months ended March 31, 2000 consisted of investments and trading in various investments; such activity resulted in unrealized gains and losses of $258,374 and $42,493 at March 31, 2000 and 1999, respectively. Cost of sales as a percentage of net sales for the three months ended March

31, 2000 was approximately 83% with gross margin of 17%, as compared to approximately 69.6% cost of sales and 30.4% gross margin during the three-month period ended March 31, 1999. The change is primarily due to NPI's gross margin of 7.9% during this quarter as compared to 16.9% during the three months ended March 31, 1999. Har-Whit sustained a 31.4% margin in 2000 as compared to 30.4% in 1999. Marald posted margins averaging 32.5% during the quarter and Armor Linings sustained margins averaging 18% at March 31, 2000.

Selling, general and administrative expenses at March 31, 2000 were $736,636 as compared to $1,191,505 for the three months ended March 31, 1999. This decrease is primarily the result of discontinued operations of CRC, which had operating expenses of $453,377 at March 31, 1999. Armor Linings incurred $57,704 in operating expenses during the three months ended March 31, 2000. AIII incurred expenses at the corporate level of $196,785, including $69,704 of legal and accounting fees and $25,000 of goodwill.

Other income (expense) totaled $291,287 for the three months ended March 31, 2000 including interest income of $22,985, Acqueren's realized and unrealized gains on investments of $47,371 and $258,374, other income of $11,822 and $49,265 of interest expense. This compares to total other income (expense) for the three-month period ended March 31, 1999 of $(46,775). The primary reason for the difference is Acqueren's unrealized gain for the quarter as compared to an unrealized loss of $(91,398) for the three-month period ended March 31, 1999.

NET EARNINGS AND COMPREHENSIVE INCOME

Consolidated net earnings for the three-month period ended March 31, 2000 was $97,957 as compared to $41,275 at March 31, 1999. During the three months ended March 31, 2000, TREE had a net loss of $6,907, Brenham had net earnings of $2,521, Har-Whit had a net loss of $11,763, Armor Linings had a net loss of $24,094, and Marald had net earnings of $16,151. Acqueren (including NPI) had net earnings of $309,675. Since there were no unrealized gain on securities available-for-sale in this quarter, net earnings is also comprehensive income. At March 31, 1999, comprehensive income included Acqueren's unrealized gains of $968,828 on available-for-sale equity securities, which were included as a component of stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES - AIII

Total assets at March 31, 2000 were $10,503,248 as compared to $10,408,514 at December 31, 1999, an increase of approximately 1%. The increase is the result of no acquisitions during this quarter.

Total liabilities at March 31, 2000 were $4,682,182 as compared to $4,725,405 at December 31, 1999. The decrease is primarily the result of the required reductions of long-term debt.

At March 31, 2000, AIII's current working capital was $2,445,509 as compared to $2,177,505 at December 31, 1999. The improvement in working capital is primarily attributable to the increase in the value of investments in equity securities and a reduction in current installments of notes payable. AIII's consolidated cash position at March 31, 2000 was $791,042 as compared to $639,396 at December 31, 1999. Accounts receivable at March 31, 2000 were $1,628,589 compared to $1,609,561 at December 31, 1999. Inventories decreased to $1,163,307 at March 31, 2000 as compared to $1,199,947 at December 31, 1999. Investments in trading securities increased to $1,155,282 at March 31, 31,2000 from $1,006,779.

For the three months ended March 31, 2000, AIII had $169,009 of net cash provided by operations, $86,073 of net cash provided by investing activities, and $103,436 of net cash used in financing activities. For the three-month period ended March 31, 1999, AIII had $54,322 of net cash provided by operation, $221,623 of net cash used in investing activities, and $406,444 of net cash provided from financing activities. The change reflects decreased activities of the Company as compared to the first quarter of 1999.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. As such, these are forward looking statements and involve a number of risks and uncertainties. A number of factors, which could cause actual results to differ materially, include: general economic conditions, competitive market influences, technology changes, and other influences beyond the control of management.

In order to make this document easier to read, the following defined terms are used: Northeastern Plastics, Inc. (NPI), Marald, Inc. (Marald), Tough Truck and Accessories, Inc., d/b/a Armor Linings (Armor Linings), Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham), Acqueren, Inc. (Acqueren) and Modern Film Effects, Inc. d/b/a Cinema Research Corporation (CRC).

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1 and 3 -5 are omitted.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information sets forth certain information as of August 4, 2000, for all securities the Company sold since December 31, 1999, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In January 2000, the Company sold 2,500,000 shares of the Company's common stock for $40,000 to a director of the Company. The proceeds were used for corporate operating expenses.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - No reports were filed for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Daniel Dror
Daniel Dror,
Chief Executive Officer


/s/ John W. Stump, III
John W. Stump, III
Chief Financial Officer

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER                     DESCRIPTION
       ------                     -----------

         27                    Financial Data Schedule