Form 10QSB
period 2000-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-08-21
CIK 1073146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                          Commission File No. 000-25223

                     AMERICAN INTERNATIONAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                               88-0326480
                  ------                                               ----------
(State or jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

                             601 Cien St., Suite 235
                             Kemah, Texas 77565-3077
                                  281-334-9479
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X NO ____

162,256,222 shares of Common Stock, par value $.001 per share, were outstanding at July 31, 2000.

Documents Incorporated by Reference:  None

                     AMERICAN INTERNATIONAL INDUSTRIES, INC.

                                   FORM 10-QSB

                                Table of Content


PART I - Financial Information

     Item 1 - Financial Statements

       Independent Accountants' Report

       Condensed Consolidated Financial Statements (Quarter ended June 30, 2000 Reviewed)

           Balance Sheets - June 30, 2000 and December 31, 1999 (Audited)

           Statements of Operations - Three months ended June 30, 2000 and 1999

           Statements of Operations - Six months ended June 30, 2000 and 1999

           Statements of Cash Flows - Six months ended June 30, 2000 and 1999

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT


To The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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


                                    /s/ R. E. Bassie & Co., P.C.

Houston, Texas
August 18, 2000

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2000 and December 31, 1999
            (Unaudited - see accompanying accountants' review report)

                                                  Assets                          2000                   1999
                                                                               (Reviewed)              (Audited)
Current assets:
      Cash                                                               $            390,524   $             639,396
      Restricted certificates of deposit                                            1,000,000               1,150,000
      Trading securities                                                              539,936               1,006,779
      Accounts receivable, less allowance for doubtful accounts of
           $138,236 in 2000 and $135,614 in 1999                                    2,042,065               1,609,561
      Notes receivable                                                                342,926                 431,691
      Inventories                                                                   1,136,326               1,199,947
      Prepaid expenses and other current assets                                        20,422                  45,510
                                                                           -------------------    --------------------
           Total current assets                                                     5,472,199               6,082,884
                                                                           -------------------    --------------------

Real estate held for sale                                                             939,584                 939,584

Property and equipment, net of accumulated
      depreciation and amortization                                                 1,541,624               1,588,222

Excess of cost over net assets of businesses
      acquired, less accumulated amortization of
      $190,518 in 2000 and $132,729 in 1999                                         1,546,242               1,604,031

Non-compete agreements, net of accumulated amortization of
      $375,000 in 2000 and $325,000 in 1999                                           125,000                 175,000

Other assets                                                                           20,764                  18,793
                                                                           -------------------    --------------------
           Total assets                                                  $          9,645,413   $          10,408,514
                                                                           ===================    ====================

                                   Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                         2,583,914               2,377,963
      Margin loan from financial institution                                          248,729                 523,863
      Current installments of notes payable to related parties                        221,000                 471,000
      Current installments of notes payable                                           296,509                 487,444
      Current installments of capital lease obligations                                41,586                  45,109
                                                                           -------------------    --------------------
           Total current liabilities                                                3,391,738               3,905,379
Notes payable to related parties, less current installments                                 -                       -
Notes payable, less current installments                                              695,478                 703,596
Capital lease obligations, less current installments                                   25,620                  46,132
Minority interest                                                                      70,298                  70,298
                                                                           -------------------    --------------------
           Total liabilities                                                        4,183,134               4,725,405
                                                                           -------------------    --------------------

Stockholders' equity:
      Preferred stock, $.001 par value.  Authorized
           10,000,000 shares: none issued                                                   -                       -
      Common stock, $.001 par value.  Authorized 200,000,000 shares:
           162,508,222 shares issued and 162,256,222 shares
           outstanding in 2000, 125,972,971 shares issued and
           125,720,971 shares outstanding in 1999                                     162,256                 125,721
      Additional paid-in capital                                                   17,096,559              16,393,094
      Accumulated deficit                                                         (11,344,508)            (10,801,678)
                                                                           -------------------    --------------------
           Total stockholders' equity                                               5,914,307               5,717,137
      Less common stock subscriptions                                                (418,000)                      -
      Less treasury stock, at cost (252,000 shares)                                   (34,028)                (34,028)
                                                                           -------------------    --------------------
           Total stockholders' equity                                               5,462,279               5,683,109

Commitments and contingent liabilities

                                                                           -------------------    --------------------
           Total liabilities and stockholders' equity                    $          9,645,413   $          10,408,514
                                                                           ===================    ====================


See accompanying notes to consolidated financial statements.

               AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)



                                                                                   2000                     1999
                                                                                (Reviewed)               (Unaudited)
 Revenues                                                                           3,865,112     $        4,845,862

 Costs and expenses:
      Costs of sales                                                                3,329,343              4,137,910
      Selling, general and administrative                                             751,227              1,289,821
                                                                           ------------------      -----------------
          Total operating expenses                                                  4,080,570              5,427,731
                                                                           ------------------      -----------------

          Operating income (loss)                                                    (215,458)              (581,869)

 Other income (expenses):
      Interest income                                                                  10,259                 16,298
      Realized gains on investments                                                   131,437              1,096,128
      Unrealized gain and (losses) on investments                                    (529,017)               423,795
      Other income (expense)                                                           (1,081)                 6,872
      Interest expense                                                                (36,927)               (31,542)
                                                                           ------------------       ----------------
          Total other income (expense)                                               (425,329)             1,511,551
                                                                           ------------------       ----------------

          Net earnings (loss) before income taxes                                    (640,787)               929,682

 Provision for income taxes                                                                 -                      -

                                                                           ------------------       ----------------
          Net earnings (loss) from continuing operations                             (640,787)               929,682

 Loss from discontinued operations (note 2)                                                 -               (560,602)
                                                                           ----------------------   ----------------------
          Net earnings (loss)                                              $         (640,787)      $        369,080
                                                                           ======================   ================


 Net earnings (loss) per share - basic and diluted:

      Net earnings (loss) from continuing operations                       $            (0.00)      $           0.01
                                                                           ======================   ======================

      Net earnings (loss) from discontinued operations                     $                -       $          (0.00)
                                                                           ======================   ======================

      Net earnings (loss)                                                  $            (0.00)      $           0.00
                                                                           ======================   ======================

 Weighted average common shares -basic and diluted                                135,956,046            124,853,043
                                                                           ======================   ======================

 Consolidated statements of comprehensive income
      Net earnings                                                          $        (640,787)      $        369,080
      Unrealized gain on securities available-
          for-sale
              Unrealized holding gain arising during
              the period                                                                    -                 62,875
              Less: reclassification adjustment for gain included
              in net income                                                                 -             (1,031,703)
                                                                           ----------------------   ----------------------
          Comprehensive income                                             $         (640,787)      $       (599,748)
                                                                           ======================   ======================


 See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                         Six months ended June 30, 2000 and 1999
                (Unaudited - see accompanying accountants' review report)


                                                                                 2000                  1999
                                                                              (Reviewed)             (Unaudited)
 Revenues                                                              $        7,063,115     $        7,902,564

 Costs and expenses:
      Costs of sales                                                            5,975,133              6,150,020
      Selling, general and administrative                                       1,487,863              2,027,949
                                                                         ----------------     ------------------

          Total operating expenses                                              7,462,996              8,177,969
                                                                         ----------------     ------------------

          Operating income (loss)                                                (399,881)              (275,405)

 Other income (expenses):
      Interest income                                                              33,244                 29,948
      Realized gains on investments                                               178,808              1,145,030
      Unrealized gain and (losses) on investments                                (270,643)               332,397
      Other income                                                                  1,834                 75,889
      Interest expense                                                            (86,192)               (98,321)
                                                                         ----------------     ------------------
          Total other income (expense)                                           (142,949)             1,484,943
                                                                         ----------------     ------------------

          Net earnings (loss) before income taxes                                (542,830)             1,209,538

 Provision for income taxes                                                             -                      -

                                                                         ----------------     ------------------
          Net earnings (loss) from continuing operations                         (542,830)             1,209,538

 Loss from discontinued operations (note 2)                                             -               (799,184)

                                                                         ----------------     ------------------
          Net earnings (loss)                                          $         (542,830)    $          410,354
                                                                       ==================     ==================


 Net earnings (loss) per share - basic and diluted:

      Net earnings (loss) from continuing operations                   $            (0.00)    $             0.01
                                                                         ================     ==================

      Net earnings (loss) from discontinued operations                 $                -     $            (0.01)
                                                                       ==================     ==================

      Net earnings (loss)                                              $            (0.00)    $             0.00
                                                                       ==================     ==================

 Weighted average common shares -basic and diluted                            130,310,836            124,853,043
                                                                       ==================     ==================

 Consolidated statements of comprehensive income
      Net earnings                                                     $         (542,830)    $          410,354
      Unrealized gain on securities available-
          for-sale:
              Unrealized holding gain arising during
              the period                                                                -              1,051,720
              Less: reclassification adjustment for gain included
              in net income                                                             -             (1,032,756)
                                                                         ----------------     ------------------
          Comprehensive income                                         $         (542,830)    $          429,318
                                                                      ==================     ===================


 See accompanying notes to consolidated financial statements.

            AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)


                                                                                     2000                      1999
                                                                                 (Reviewed)                 (Unaudited)
 Cash flows from operating activities:
        Net earnings (loss)                                                        $        (542,830)   $           410,354
        Loss from discontinued operations                                                       -                   799,184
                                                                                   ------------------   -------------------
        Net earnings (loss) from continuing operations                                      (542,830)             1,209,538
        Adjustments to reconcile net earnings (loss) to net
             cash used in operating activities:
                  Depreciation and amortization                                              194,062               169,254
                  Realized gain on sale of securities                                       (178,808)           (1,145,033)
                  (Increase) decrease in market value of equity securities                   270,643              (332,397)
                  (Increase) decrease in assets:
                       Accounts receivable                                                  (432,504)           (2,583,976)
                       Inventories                                                            63,621              (182,127)
                       Prepaid expenses and other current assets                              25,088              (104,444)
                       Purchase of trading securities, net                                  (150,126)           (1,467,967)
                       Other assets                                                           (1,971)              106,444
                  Increase (decrease) in liabilities:
                       Accounts payable and accrued expenses                                 205,951             1,428,517
                       Deferred revenue                                                            -                19,756
                                                                                   ------------------   -------------------
                            Net cash used in continuing operations                          (546,874)           (2,882,435)
                            Net cash provided by discontinued operations                           -               559,213
                                                                                   ------------------   -------------------
                                 Net cash used in operating activities                      (546,874)           (2,323,222)
                                                                                   ------------------   -------------------

 Cash flows from investing activities:
        Proceeds from sale of available-for-sale investment securities                             -             1,167,605
        Purchase of property and equipment                                                   (39,675)             (161,956)
        Redemption of certificate of deposit                                                 150,000                     -
        Cash paid for acquisitions                                                                 -              (141,306)
        Notes receivable                                                                           -                (7,000)
                                                                                   ------------------   -------------------
                                 Net cash provided by investing activities                   110,325               857,343
                                                                                   ------------------   -------------------

 Cash flows from financing activities:
        Proceeds from stock subscriptions                                                          -               456,000
        Proceeds from issuance of stock                                                      322,000                     -
        Proceeds from note payable                                                                 -             1,135,311
        Repayment of notes receivable                                                         88,765                     -
        Repayment of notes payable                                                          (199,053)             (315,610)
        Principal payments on capital lease obligations                                      (24,035)             (196,087)
        Sale of treasury stock                                                                     -                 4,190
                                                                                   ------------------   -------------------
                                 Net cash provided by financing activities                   187,677             1,083,804
                                                                                   ------------------   -------------------

                                 Net decrease in cash                                   (248,872)             (382,075)

 Cash at beginning of year                                                                   639,396             1,012,995
                                                                                   ------------------   -------------------
 Cash at end of period                                                             $         390,524    $          630,920
                                                                                   ==================   ===================

 Supplemental schedule of cash flow information:
        Interest paid                                                              $          86,192    $          204,322
                                                                                   ==================   ===================

        Non-cash transactions:
             Purchase of securities on margin                                      $               -    $          149,072
                                                                                   ==================   ===================

             Purchase of subsidiary assets and liabilities through the issuance of common stock and options:

                  Accounts receivable                                              $               -    $           87,215
                  Inventory                                                                        -                36,496
                  Property and equipment                                                           -                43,000
                  Other assets                                                                     -                 1,885
                  Goodwill                                                                         -               674,764
                  Accounts payable                                                                 -               (76,498)
                  Notes payable                                                                    -               (30,500)
                  Notes payable to related parties                                                 -               (30,000)
                  Other liabilities                                                                -                  (220)
                                                                                   ------------------   -------------------
                                                                                   $               -    $          706,142
                                                                                   ==================   ===================

 See accompanying notes to consolidated financial statements.

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

         As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited consolidated financial statements and related footnotes.

(2)      INDUSTRY SEGMENTS

         The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry; (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. Prior to 1999, the Company had a media/entertainment segment, which they sold in 1999. The comparative segment information for 1999 had been restated to delete the media entertainment data, which had been treated as a loss from discontinued operations in 1999. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

         Consolidated net revenues, net operating losses for the six months ended June 30, 2000 and 1999, and identifiable assets as of June 30, 2000 and 1999, were as follows:

                                                            2000                       1999
                                                            ----                       ----

              Net revenues:
                  Industrial/Commercial                  $  7,045,694           $   7,296,743
                  Real estate                                  12,654                 600,000
                  Oil and gas                                   4,767                   5,821
                                                        -------------           -------------
                                                         $  7,063,115           $   7,902,564
                                                        =============           =============

              Operating income (loss):
                Industrial/Commercial                    $    (31,676)          $     162,970
                Real estate                                   (15,631)                451,602
                Oil and gas                                     4,644                     807
                Corporate expenses                           (357,218)               (890,784)
                                                         ------------           -------------
                                                         $   (399,881)          $    (275,405)
                                                         ============           =============

              Identifiable assets:
                Industrial/Commercial                    $  8,174,470           $  10,293,211
                Media/Entertainment                                 -               3,954,360
                Real estate                                   948,638               1,139,736
                Oil and gas                                    74,659                  65,573
                Corporate                                     447,646               2,295,399
                                                         ------------           -------------
                                                         $  9,645,413           $  17,748,279
                                                         ============           =============


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

In order to make this document easier to read, the following defined terms are used: Har-Whit/Pitt's & Spitt's, Inc. ("Har-Whit"), Acqueren, Inc. ("Acqueren"), Northeastern Plastics, Inc. ("NPI"), Marald, Inc. d/b/a Unlimited Coatings ("Unlimited"), Tough Trucks & Accessories, Inc., d/b/a Armor Linings ("Armor"), Texas Real Estate Enterprises, Inc. ("TREE"), MidTowne Properties, Inc. ("MidTowne"), (Brenham Oil & Gas, Inc. ("BOG"), and Modern Film Effects, Inc. d/b/a Cinema Research Corporation ("CRC").

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS - AMERICAN INTERNATIONAL INDUSTRIES, INC. CONSOLIDATED

Net revenues for the six months and three months ended June 30, 2000 decreased by $839,449 or 10.6% and $980,750 or 20.2%, respectively, over the comparable periods a year earlier. For the six-month periods, the decrease was from $7,902,564 to $7,063,115 and for such three-month periods the decrease was from $4,845,862 to $3,865,112. The decrease in revenue was primarily the result of decreased sales of approximately $921,000 at NPI for the six months ended June 30, 2000.

Cost of goods sold for the six and three months ended June 30, 2000 decreased by $174,887 or 2.8% and decreased by $808,567 or 19.5%, respectively, over the comparable periods a year earlier. For such six-month periods was from $6,150,020 to $5,975,133 and for such three-month period the decrease from $4,137,910 to $3,329,343. The decrease in cost of goods sold for the six months ended June 30, 2000 was primarily attributable to a decrease in sales at NPI. Cost of goods sold as a percentage of net sales increased over the six-month periods from 77.8% to 84.6%. This increase is primarily due to the sale of an option to purchase real estate in 1999. The cost of the option ($100,000) was recorded in 1998 and the sale of the option actually occurred in February 1999 for a price of $600,000. Cost of goods sold as a percentage of net sales increased by 85.4% to 86.1% for the three-month periods ended June 30, 2000 and 1999.

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and professional services. Selling, general and administrative expenses for the six and three months ended June 30, 2000 decreased by $540,086 or 26.6% and decreased by $538,594 or 41.8% over the comparable periods a year earlier. Selling, general and administrative expenses as a percentage of sales decreased from 25.7% to 21.1% for the comparable six-month periods and decreased from 26.7% to 19.4% for the comparable three-month periods. The decrease in selling, general and administrative expenses for the six months and three months periods ended June 30, 2000 was attributable to the decrease in the cost of auditing and accounting services incurred during these periods in 2000.

Operating losses for the six months ended June 30, 2000 increased by $124,476 over the comparable period in 1999. Operating losses for the three months ended June 30, 2000 decreased by $366,411 over the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through internal growth and liquid assets on hand. At June 30, 2000, the Company's working capital was $2,080,461.

Net cash used by operating activities for the six months ended June 30, 2000 of $546,874 was primarily due to an increase in accounts receivable by $432,504.

Net cash provided by investing activities for the six months ended June 30, 2000 of $110,325 was primarily due to the redemption of a restricted certificate of deposit in the amount of $150,000.

Net cash provided by financing activities for the six months ended June 30, 2000 of $187,677 was primarily due to receipts of proceeds from the sale of the Company's common stock in the amount of $322,000.

The Company believes that internally generated funds and the available borrowings under its exiting credit facilities will provide sufficient liquidity and enable it to meet current and foreseeable working capital requirements.

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1 and 3 -5 are omitted.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information sets forth certain information as of August 18, 2000, for all securities the Company sold since March 31, 2000, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In May 2000, the Company sold 30,000,000 shares of the Company's common stock to an affiliate of the Company at a price of $500,000. Of this amount, $250,000 had been received as of June 30, 2000 by conversion of an existing debt. All $250,000 was received during the six months ended June 30, 2000. In June 2000, the Company sold 10,000,000 shares of the Company's common stock to an accredited investor at a price of $200,000. Of this amount, $32,000 had been received as of June 30, 2000. These issuances were exempt pursuant to Section 4(2) of the

Securities Act of 1933, as amended, as private negotiated, isolated issuances to accredited investors.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - No reports were filed for the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Daniel Dror
-----------------------
Daniel Dror,
Chief Executive Officer


/s/ John W. Stump, III
----------------------
John W. Stump, III
Chief Financial Officer

                                 EXHIBIT INDEX

       Exhibit
         No.                      Description
       -------                    -----------

         27                 Financial Data Schedule