Form 10KSB/A
period 1999-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-11-06
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-25223

AMERICAN INTERNATIONAL INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0326480
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(Zip Code)

(281) 334-9479
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act: NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [   ]

Issuer’s revenues for its most recent fiscal year: $13,396,256

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the price on the pink sheets of the National Quotation Bureau on October 31, 2000 was $6,737,671. As of October 31, 2000 registrant had 162,256,222 shares of Common Stock outstanding.

PART I

All references to American International Industries, Inc. common stock reflect a three for one common stock split effective July 1996.

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB/A for American International Industries, Inc. ("AIII" or "Company"), discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. The term "AIII" or the "Company" refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

General

American International Industries, Inc. is a Nevada corporation, which began conducting its current operations in September 1996, when it made its first acquisition. The Company is filing this Annual Report on Form 10-KSB/A together with other reports due under the Exchange Act in order to become current and thereby permit the Company's Common Stock to be listed on the OTC:BB. The Company's Common Stock was delisted from the OTC:BB on November 4, 1999 because it was not current in its reporting obligations under the Exchange Act.

The Company is a holding company, and operates the following subsidiaries:

-	Har-Whit/Pitt's & Spitt's, Inc. (a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator)
-	Brenham Oil & Gas, Inc. (an owner of an oil and gas royalty interest),
-	Texas Real Estate Enterprises, Inc. (which owns certain undeveloped real estate in Harris, Galveston, and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary Midtowne Properties, Inc.)
-	Acqueren, Inc. (whose sole business operating entity is Northeastern Plastics, Inc. which is a supplier of automotive after-market products and consumer durables),
-	Marald, Inc. d/b/a Unlimited Coatings (a distributor of specialty chemicals, primarily used for spray-on bed-liners for truck beds, marketed through a network of independent distributors),
-	Tough Trucks & Accessories, Inc. d/b/a Armor Linings, a retail applicator of spray-on truck bed liners and truck accessories.
-	World Wide Net, Inc. (a separately trading public entity, WWNT, currently inactive, having sold its wholly owned subsidiary, Modern Film Effects, Inc. at October 1, 1999).

The Company's long-term strategy is to expand the operations of each of its subsidiaries in their respective fields.

The Company encounters substantial competition in each of its product and service areas, with businesses producing the same or similar products or services, or with businesses producing different products designed for the same uses. Such competition is expected to continue. Depending on the particular market involved, the Company's businesses compete on a variety of factors, such as price, quality, delivery, customer service, performance, product innovation and product recognition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability.

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

Brenham Oil & Gas, Inc.

In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation, incorporated in November 1997 ("Brenham"), for 6,000,000 shares of Common Stock from Daniel Dror II 1976 Trust. At the time of the transaction, Mr. Dror was the trustee of the Daniel Dror II 1976 Trust, but he has never had any financial interest in such trust, the sole beneficiary being Mr. Dror's son. Mr. Dror is no longer the trustee of the trust. Brenham's sole asset is an oil and gas royalty interest, which was owned by the Daniel Dror II 1976 Trust prior to December 1995. The mineral rights, which resulted in the royalty interest, were retained by the Daniel Dror II 1976 Trust in a real estate sale transaction. All of the cost basis which the Daniel Dror II 1976 Trust had in that property was attributed to the property, which was sold, thus no basis is attributed to the mineral interest. Brenham is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive offices.

Texas Real Estate Enterprises, Inc.

In December 1997, the Company purchased all of the capital stock of Texas Real Estate Enterprises, Inc. a Texas corporation, incorporated in March 1996 ("TREE"), for 10,000,000 shares of Common Stock from Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother. The Company also purchased G.C.A. Incorporated ("GCA") (wholly owned by an unrelated individual) for 6,000,000 shares of AIII Common Stock. TREE and GCA are collectively referred to as TREE. In May 1998, the Company through TREE issued 8,000,000 shares of AIII Common Stock to Daniel Dror & Company, Inc., which at the time of the transaction was controlled by Mr. Dror in exchange for additional property. Mr. Dror is no longer affiliated with the company. In June 1998, the Company through TREE purchased all of the capital stock of Midtowne Properties, Inc. ("Midtowne") for 1,100,000 shares of AIII Common Stock, from two parties, one of which was the Daniel Dror II 1976 Trust, which received 660,000 shares of AIII Common Stock. In December 1998, because the appraisals on the properties exceeded the preliminary values of the properties as estimated by both parties to the transaction, the Company authorized the issuance of an additional 1,000,000 shares of AIII Common Stock, of which the party with which Mr. Dror was affiliated was to receive 600,000 shares. The purchase price of TREE, GCA, Midtowne, and the additional property was established based on the fair market value of the assets acquired as determined by independent, certified appraisals. Management believes the terms of the purchases were fair and reasonable based on such appraisals. TREE is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive offices.

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

Acquisition of World Wide Net, Inc. Common Stock

In May 1999, the Company purchased for investment purposes, 400,000 freely tradable shares (giving effect to a 1 for 5 reverse split) of World Wide Net, Inc. (WWNT) for a total of $300,000, representing 20% of the total outstanding common shares of WWNT. WWNT, an inactive public company with nominal assets, is traded in the over-the-counter-bulletin-board (OTC:BB). Of the total of 400,000 freely tradable shares, approximately 367,000 have been sold, and an additional 1,200 shares have been purchased, in several transactions. The remaining 33,000 shares are categorized as trading securities and are accounted for in accordance with SFAS No. 115. The fair market value of the unsold shares at December 31, 1999 was $5,226. Unrealized losses amounted to $22,118 for the three-month period ended December 31, 1999. Management determines the fair market value of these shares based on quoted market prices as reflected on the OTCBB. All sales of WWNT shares have been made in the open market to non-related third parties. WWNT is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive offices.

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

Government Regulation

As stated previously, Brenham's profitability is dependent on Union Pacific's profitability. As Union Pacific is regulated by various state and federal authorities there is no assurance that Union Pacific's profitability, and therefore Brenham's profitability, will not be adversely affected. As Brenham only owns a royalty interest on the subject land it is not directly responsible for any costs in connection with environmental laws, nor is it subject to penalties for non-compliance with any such laws. Union Pacific is subject to the following governmental regulations:

-	State Regulation of Oil and Gas Production. The State of Texas regulates the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, Texas regulates the rate of production and may establish maximum daily production allowable from both oil and gas wells on a market demand or conservation basis.
-	Environmental Regulations. Union Pacific's activities are also subject to existing federal and state laws and regulations governing environmental quality and pollution control. As of March 15, 1999, Union Pacific is in compliance, in all-material respects, with applicable environmental requirements. There can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause Union Pacific to incur material environmental liabilities or costs, which may adversely effect its business.
-	Oil Price Regulations. Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28, 1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.
-	Gas Price Regulations. The Natural Gas Act of 1938 regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 ("NGPA") regulates the maximum selling prices of certain categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

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

NPI also sells a substantial portion of its products under a customer friendly direct import program ("D/I program"). The D/I program offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders. NPI can also arrange for the complete turn key deliveries of its products to its customer’s place of business in the United States. Under a turnkey D/I program, NPI arranges, at an additional cost to its customers, on site factory inspections of the goods prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI's direct import sales are primarily guaranteed through a customer irrevocable bank letter of credit issued by the customer. Currently, management estimates that over one half of sales are made through the use of its D/I program. Management believes the D/I program provides to its customers the most cost effective means of obtaining large volumes of products. The average volume of NPI's direct import shipments are substantially larger than its warehouse shipments (management estimates that D/I program orders average a minimum of $40,000 to a high of $1,200,000, as compared to warehouse shipments which average $1,200), however, NPI is unable to realize the same gross profit margins on D/I program orders, as compared to warehouse shipments. Management estimates that D/I program gross profit margins range from a low of 8% to a high of 19%, while the gross profit margins on its warehouse sales range from a low of 19% to a high of 40%.

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

Unlimited’s wholesale operation is in the business of selling the sprayed-on polyurethane lining systems, technology, and chemicals. After the initial sale of the system, Unlimited installs the system and trains the purchaser to safely and properly operate and maintain the lining system. After selling the system, Unlimited will typically continue to provide chemicals necessary for operation.

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

The Company knows of no independent sources of information regarding Unlimited market. However, based on management’s knowledge of the industry, management believes Unlimited is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited markets through participation in trade shows and advertising in national trade magazines. Unlimited competes on the basis of price, quality, and service.

As Armor is a retailer, it competes with other retailers in the industry. The Company knows of no independent sources of information regarding Armors’ market. In addition, since Armor competes with numerous smaller operations, management does not know Armors’ competitive position in the industry. Armor competes on the basis of price, quality, and service.

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

Property Description and Location
-	286 acres, State Highway 146, Galveston County, Texas
-	736 acres, Anahuac, Chambers County, Texas
-	23 acres, North U.S. 59, Houston, Harris County, T Texas
-	15 acres, North U.S. 59, Houston, Harris County, Texas
-	1 acre, Greens Road, Houston, Harris County, Texas
-	43 acres, Airport Boulevard, Houston, Harris County, Texas
-	17,346 sq. ft., S.E. Corner of South Main Street and Ruth Street, Houston, Harris County, Texas
-	4,410 sq. ft., N.E. Corner of Fannin and Blodgett, Houston, Harris County, Texas
-	22,248 sq. ft., N.E. Corner Almeda and Riverside Drive, Houston, Harris County, Texas

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is presently quoted under the symbol "EDII" on the National Quotations Bureau Pink Sheets. The market for the Common Stock is limited, sporadic and highly volatile. Prior to November 4, 1999, the Company's Common Stock were listed for trading on the OTC:BB. The following table sets forth the high and low bid prices per share of the Common Stock for the last two fiscal years as reported by the National Quotation Bureau. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. Further, as a result of the delisting of the Company's Common Stock on November 4, 1999, there has been limited trading activity in the Common Stock and such market has not been liquid. The Company is filing this Annual Report on Form 10-KSB/A together with other reports due under the Exchange Act in order to become current and thereby permit the Company's Common Stock to be listed on the OTC:BB.

Fiscal Year 1998	High	Low
First Quarter Ending March 31,	$.21	$.09
Second Quarter Ending June 30,	$.64	$.11
Third Quarter Ending September 30,	$.48	$.20
Fourth Quarter Ending December 31,	$.27	$.16
Fiscal Year 1999
First Quarter Ending March 31,	$.33	$.19
Second Quarter Ending June 30,	$.34	$.19
Third Quarter Ending September 30,	$.24	$.08
Fourth Quarter Ending December 31,	$.11	$.07
Fiscal Year 2000
First Quarter Ending March 31,	$.10	$.03
Second Quarter Ending June 30,	$.12	$.04
Third Quarter Ending September 30,	$.12	$.06
Period Ending October 31,	$.09	$.06

On October 31, 2000, the last bid price of the Common Stock as reported by the National Quotation Bureau was $0.0625. The Company believes that as of   October 31, 2000, there were approximately 229 record owners of its Common Stock.

It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future. Further, under Nevada Revsied Statutes, Section 78.288, "no distribution may be made if, acter giving it effect, (a) the corporation would not be able to pay its debts as they become due; or (b) except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissloved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution".

Recent Sales of Unregistered Securities

Current management gained control of the Company in October 1997. Management believes that all prior issuances of Common Stock aggregating 7,028,060 for a total purchase price of $178,456 were made in reliance on Section 4(2) of the Act.

The following information sets forth certain information, as of October 31, 2000, for all securities the Company sold since the Company began current operations in September 1996, without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

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
3. In May 1998, the Company issued 1,500,000 shares of Common Stock to directors and to a party associated with the Company at a purchase price of $0.10 per share. In January 2000, the Company issued 2,500,000 shares of Common Stock to a director at an aggregate purchase price of $40,000. In May 2000, the Company agreed to convert $250,000 of debt owed to Elk International Corporation, Ltd. into 15,000,000 shares of Common Stock, and additionally issued 15,000,000 shares of Common Stock for an aggregate of $250,000, which was paid to the Company prior to September 30, 2000.
4. In June 2000, the Company issued the Daniel Dror II Trust of 1998 10,000,000 shares of Common Stock for an aggregate of $200,000 at a purchase price of $0.02 per share.

Reference is made to Item 12, "Certain Relationships and Related Transactions" and the disclosure contained therein rearding transactions with affiliated person involving the sale and issuance of Common Stock.

The Company believes transactions in (1) through (4) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

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
6. From January 1998 to February 1998, the Company issued 5,000,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $500,000 ($0.10 per share). From February 1998 to April 1998, the Company issued 1,400,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $200,000 ($0.143 per share). From May 1998 to June 1998, the Company issued 1,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $300,000 ($0.20 per share).

The Company believes the transactions in (5) and (6) were exempt from registration pursuant to Rule 504 of Regulation D of the Act.

Securities Issued for Services Rendered

7. In July 1996, the Company issued 550,000 shares of Common Stock to former directors for management advisory services rendered. The value of these shares was deemed to be immaterial by prior management. In October 1996, the Company issued 10,000 shares of Common Stock to a former officer for management services rendered. The value of these shares was deemed to be immaterial by prior management. In September 1996, the Company issued 10,000 shares of Common Stock to an employee for receptionist services rendered.
8. In December 1997, the Company issued 1,400,000 shares of restricted common stock to a consulting firm for strategic planning assistance rendered to the Company. Such shares were valued at the market price of $.05 per share resulting in a $70,000 charge to general and administrative expense in 1997. In May 1997, the Company issued 40,000 shares of Common Stock to an advertising consultant for services rendered. The value of these shares was deemed to be immaterial by prior management.
9. In September 1997, the Company issued options to purchase 3,300,000 shares of Common Stock at an exercise price of $0.02 per share to current and former directors of the Company and to a party related to a director of the Company. In addition, 600,000 options to purchase shares were issued in September 1997 to a former officer and director. In October 1998, 500,000 of these options were repurchased by the Company. The remaining options to purchase 100,000 shares were transferred to an unrelated party who exercised these options in August 1998. In June 1998, options to purchase 2,000,000 shares of Common Stock were exercised by the brother of the CEO of the Company.
10. In October 1997, the Company issued 100,000 shares of Common Stock to a consultant of the Company for management advisory services rendered. Such shares were valued at the market value of $.05 per share. Accordingly, a $5,000 compensation expense was recorded. In October 1997, the Company issued six options each to purchase 200,000 shares of Common Stock to a party pursuant to a finder's fee agreement in connection with equity raising transactions at exercise prices of $0.02, $0.04, $0.06, $0.08, $0.10, and $0.20 per share. In February 1998, the options to purchase 200,000 shares of Common Stock at $0.02 and $0.04 were exercised, and as of December 1998 all remaining options were canceled.
11. In January 1998, the Company issued 610,000 shares of Common Stock to officers, directors, and employees for management advisory services rendered. These shares were valued at the market value of $.05 per share resulting in a $30,500 compensation expense.
12. In January 1998, the Company issued 100,000 shares of Common Stock to a former employee in exchange for the surrender of a previously issued option to purchase 100,000 shares of Common Stock at an exercise price of $0.02 per share. The issuance was recorded as $5,000 of compensation expense ($.05 per share). In January 1998, the Company issued 100,000 shares of Common Stock to a former director as part of a severance payment. This issuance was recorded as $5,000 compensation expense ($.05 per share).
13. In May 1998, the Company issued 190,000 shares of Common Stock to key employees of one of its subsidiaries, to an officer of the Company, and to a director of the Company for management advisory services rendered. The issuance of such shares was recorded at the market value ($.08 per share) at the date of grant as $15,200 of compensation expense. In May 1998, the Company issued an option to purchase 2,000,000 shares of Common Stock to the CEO of the Company at an exercise price of $0.12 per share.
14. In May 1998, the Company issued an option to purchase 4,000,000 of Common Stock to a party in connection with an exempt offering at an exercise price of $0.25 per share.
15. In August 1998, the Company issued an option to purchase 20,000 shares of Common Stock at an exercise price of $0.34 per share to an office of the Company as part of an employment agreement.
16. In January 1999, Ms. Laird-Ruthstrom was issued an option to purchase 45,000 shares of Common Stock at an exercise price of $0.02 per share for services rendered, which were exercise in August 1999. In January 1999, the Company issued Mr. Stump an option to purchase 100,000 shares of Common Stock at an exercise price of $0.24 per share and in March 1999; the Company issued an option to purchase 100,000 shares of Common Stock at an exercise price of $0.19 per share for services rendered. In October 1999, the Company canceled the above securities in exchange for the cancellation of $9,262 in debt. In January 1999, an employee of the Company was issued an option to purchase 15,000 shares of Common Stock at an exercise price of $0.24 per share for services rendered. In November 1999, Mr. Fields and Ms. Laird-Ruthstrom were each issued 200,000 and 50,000 shares of Common Stock, respectively, and three other employees were issued an aggregate of 175,000 shares of Common Stock for services rendered.

The Company believes transactions in (7) through (16) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Securities Issued in Acquisitions

See Item 1 "Description of Business" for detailed discussion of these transactions and related values and values per share. Also see Note 2 to the Notes to Consolidated Financial Statements for further disclosure regarding acquisitions during 1999 and 1998.

17. In October 1996, the Company issued 2,527,000 of Common Stock, one- half of which was issued to current directors of the Company, in exchange for the outstanding shares of Pitt's & Spitt's, Inc. and Har-Whit, Inc.
18. In December 1997, the Company issued 22,000,000 shares of Common Stock in exchange for the outstanding shares of Brenham Oil & Gas, Inc., Texas Real Estate Enterprises, Inc., and GCA, Inc. to the Daniel Dror II 1976 Trust, Elk International Corporation, Ltd., and a former director of the Company. In May 1998, the Company on behalf of one of its subsidiaries issued 8,000,000 shares of Common Stock to Daniel Dror & Company, Inc. in exchange for a piece of property. In June 1998 and in December 1998, the Company on behalf of one of its subsidiaries issued a total of 2,100,000 shares of Common Stock to party associated with the Company and to the Daniel Dror II 1976 Trust in exchange for the outstanding shares of Midtowne Properties, Inc.
19. In June 1998, the Company entered into a purchase agreement to acquire Acqueren Inc. which provided for the issuance of 6,750,000 shares of Common Stock to the two primary shareholders of Acqueren, Inc., and provided for the remaining shareholders of Acqueren, Inc. to receive approximately 25.02 shares of common stock for each share of Acqueren, Inc. common stock exchanged for a total of 26,750,000 shares of AIII Common Stock. As of December 31, 1999, the Company had exchanged approximately 25,543,594 shares of Common Stock pursuant to the purchase agreement with the remaining shares held by the Company until the Acqueren shares are exchanged.
20. In September 1998, the Company issued 6,300,000 shares of Common Stock, and an option to purchase 400,000 shares of Common Stock at an exercise price of $0.20 per share to a current director in exchange for the outstanding shares of Modern Film Effects, Inc., Digital Research Corporation, and Electronic Pictures California, Inc.

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

See the discussion in Item 12, "Certain Relationships and Related Transactions with regard to the issuance and sale of shares of the Company's Common Stock to executive officers, directors, persons who own more than 5% of the Company's issued and outstanding Common Stock and members of the immediate family, including spouse, parents, children, siblings and in-laws of any such persons.

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

To date, the Company has no commitments for any additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. At December 31, 1999, the Company was in violation of certain financial ratios on it capital leases and has received a waiver for those violations from the lessor. Reference is made to Note 10 to the Notes to Consolidated Financial Statements regarding Capital Leases.

Further, subsequent the the year ended December 31, 1999, the Company entered into transactions involving the issuance of shares of Common Stock to Elk, a company controlled by Daniel Dror's brother, but of which Mr. Dror disclaims any beneficial ownership or interest, and to the Daniel Dror II Trust of 1998, for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) in May 2000 the Company agreed with Elk to convert $250,000 of debt owed to Elk into 15,000,000 shares of Common Stock, and   issued 15,000,000 shares of Common Stock to Elk for cash consideration of $250,000, which was paid to the Company prior to September 30, 2000. The conversion of the debt to equity and the sale of  Common Stock to Elk was at a price of $0.016 per share. The Company believes that the conversion price and the sale price is fair based upon the following: that Elk agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares; and effective May 17, 2000 Elk agreed to loan the Company up to an additional $500,000. This loan commitment, which provides for an interest rate of 8% per annum, is for a period of one year from the commitment date and will be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements;

and (ii) in June 2000 the Company agreed to issue Daniel Dror II Trust of 1998 10,000,000 shares of Common Stock for an aggregate of $200,000. The is equal to a purchase price of $0.02 per share. The Company believes that the sale price is fair based upon the following:  the Daniel Dror II Trust of 1998 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares; and effective June 12, 2000 the Daniel Dror II Trust of 1998 agreed to loan the Company up to $200,000. This loan commitment also provides for an annual interest rate of 8%, is for a term of one year from the commitment date and will be funded from time to time by the Daniel Dror II Trust in amounts necessary to assist the Company in its working capital requirements.

The Company believes that the transactions with Elk and the Daniel Dror II of 1998, as discussed more fully in Item 12, "Certain Relationships and Related Transactions" are as fair as those obtainable from independent third parties, if in fact, any financing were available from independent third parties. Further, following the delisting of our Common Stock from the OTC:BB on November 4, 1999, the Company was not readily able to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of the shares of Common Stock and the conversion of debt into equity.

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

As stated above, the Company has not recently sold any of its properties because it believes that it has not received adequate offers on the properties. The Company has not gathered information on comparable sales with respect to all of its current properties, and as such, there is no assurance that the Company’s strategy will result in the Company successfully selling its current properties for a gain well in excess of their currently carrying value. This lack of comparable sales creates uncertainty as to the actual value of some of the Company’s properties, and may hinder the Company’s ability to sell its properties at a gain over their current carrying value. However, the Company believes that its real estate properties are stated at the lower of cost or market, and accordingly, there is no impairment adjustment required.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
Page
Independent Auditors' Reports
Report on the 1999 consolidated financial statements	20
Report on the 1998 consolidated financial statements	20
Consolidated Financial Statements:
Balance Sheets – December 31, 1999 and 1998	21
Statements of Operations – Years ended December 31, 1999 and 1998	22
Statements of Stockholders’ Equity – Years ended December 31, 1999 and 1998	23
Statements of Cash Flows – Years ended December 31, 1999 and 1998	25
Notes to Consolidated Financial Statements	26

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation

7171 Harwin Drive, Suite 306
Houston, Texas 77036-2197
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com

Independent Auditors’ Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have audited the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
July 7, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

American International Industries, Inc.
Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

BDO SEIDMAN, LLP
Houston, Texas
March 26, 1999

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1999 and 1998
	1999	1998
Assets
Current assets:
Cash	$ 639,396	$ 1,012,995
Restricted certificates of deposit (notes 3 and 8)	1,150,000	1,150,000
Trading securities (note 4)	1,006,779	418,770
Securities available-for-sale (note 4)	-	115,884
Accounts receivable, less allowance for doubtful accounts of
$135,614 in 1999 and $179,000 in 1998	1,609,561	1,200,754
Notes receivable	431,691	116,190
Inventories (note5)	1,199,947	988,824
Prepaid expenses and other current assets	45,510	43,855
Total current assets	6,082,884	5,047,272

Net assets of discontinued operations (note 3)	-	1,280,467
Real estate held for sale (note 6)	939,584	939,584
Property and equipment, net of accumulated
Depreciation and amortization (notes 7and 8)	1,588,222	1,430,128
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$132,729 in 1999and $32,476 in 1998 (notes 2 and 3)	1,604,031	850,506
Non-compete agreements, net of accumulated amortization of
$325,000 in 1999 and $225,000 in 1998 (notes 2 and 3)	175,000	275,000
Other assets	18,793	125,793
Total assets	$ 10,408,514	$ 9,948,750

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$ 2,377,963	$ 1,841,350
Margin loan from financial institution	523,863	195,645
Current installments of notes payable to related parties (note 9)	471,000	100,000
Current installments of notes payable (note 8)	487,444	116,144
Current installments of capital lease obligations (note 10)	45,109	-
Total current liabilities	3,905,379	2,253,139
Notes payable to related parties, less current installments (note 9)	-	200,000
Notes payable, less current installments (note 8)	703,596	599,909
Capital lease obligations, less current installments (note 10)	46,132	-
Minority interest	70,298	-
Total liabilities	4,725,405	3,053,048

Stockholders' equity (notes 2, 3 and 11):
Preferred stock, $.001par value. Authorized
10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
125,972,971shares issued and 125,720,971shares outstanding
In 1999, 121,353,971 shares issued and 121,115,971
sharesoutstandingin1998	125,721	121,116
Additional paid-in capital	16,393,094	15,726,799
Accumulated deficit	(10,801,678)	(8,345,998)
Total stockholders 'equity	5,717,137	7,501,917
Less common stock subscriptions	-	(550,000)
Less treasury stock, at cost (252,000 and 238,000 shares, respectively)	(34,028)	(37,251)
Accumulated other comprehensive loss	-	(18,964)
Total stockholders' equity	5,683,109	6,895,702
Commitments and contingent liabilities (notes 10 and 13)
Total liabilities and stockholders' equity	$ 10,408,514	$ 9,948,750
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 1999 and 1998
	1999	1998
Revenues	$ 13,396,256	$ 8,907,617

Costs and expenses:
Cost of sales	11,008,413	7,265,621
Selling, general and administrative	4,358,557	2,470,761
Total operating expenses	15,366,970	9,736,382

Operating loss	(1,970,714)	(828,765)

Other income (expenses):
Interest income	82,264	45,936
Realized gains on investments	1,134,884	91,135
Unrealized gain and (losses) on investments	(759,391)	37,899
Gain (loss) on the sale of assets	493,682	(22,194)
Interest expense	(201,050)	(76,726)
Other income	84,515	27,471
Total other income	834,904	103,521

Net loss from continuing operations before income tax benefits	(1,135,810)	(725,244)
Deferred income tax benefit (note 12)	-	298,804
Net loss from continuing operations	(1,135,810)	(426,440)
Loss from discontinued operations (note 3)	(1,229,870)	(219,533)
Net loss	(2,365,680)	(645,973)
Deemed dividends (note 2)	(90,000)	(2,338,038)
Net loss applicable to common shareholders	$ (2,455,680)	$ (2,984,011)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$ (0.01)	$ (0.03)
Net loss from discontinued operations	$ (0.01)	$ (0.00)
Net loss applicable to common shareholders	$ (0.02)	$ (0.03)

Weighted average common shares	123,951,124	87,985,486

Consolidated statements of comprehensive loss
Net loss	$ (2,365,680)	$ (645,973)
Unrealized gain (loss) on shares available-for-sale	18,964	(18,964)
Comprehensive loss	$ (2,346,716)	$ (664,937)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 1999 and 1998

					Common		Accumulated
			Additional		stock		other	Total
	Common Stock		paid-in	Accumulated	subscription	Treasury	comprehensive	stockholders'
	shares	amount	capital	deficit	receivable	stock	loss	equity
Balance, January 1, 1998	46,117,060	$46,117	$4,540,482	$(2,972,871)	$-	$-	$-	$1,613,728

Issuance of restricted shares for:
Acqueren, Inc. (note 2)	26,750,000	26,750	2,113,250	-	-	-	-	2,140,000
Cinema Research Corporation
and D-Rez Corporation (note 2)	6,300,000	6,300	1,285,700	-	-	-	-	1,292,000
Investment properties (note 6)	8,000,000	8,000	728,000	-	-	-	-	736,000
Mid town Properties (note 6)	2,100,000	2,100	1,662,900	-	-	-	-	1,665,000
Employee compensation (note 11)	1,000,000	1,000	110,700	-	-	-	-	111,700
Sale of shares for cash (note 11)	15,160,000	15,160	2,308,340	-	-	-	-	2,323,5000
Exercise of stock options (note 11)	2,500,000	2,500	51,500	-	-	-	-	54,000
Common stock subscribed (note 11)	4,000,000	4,000	546,000	-	(550,000)	-	-	-
Treasury stock acquired	-	-	-	-	-	(37,251)	-	(37,251)
Stock dividend issued (note 11)	9,188,911	9,189	2,379,927	(2,389,116)	-	-	-	-
Unrealized loss on shares
available-for sale	-	-	-	-	-	-	(18,964)	(18,964)
Deemed dividend (note 6 and 11)	-	-	-	(2,338,038)	-	-	-	(2,338,038)
Net loss	-	-	-	(645,973)	-	-	-	(645,973)

Balance, December 31, 1998	121,115,971	121,116	15,726,799	(8,345,998)	(550,000)	(37,251)	(18,964)	6,895,702

Issuance of restricted shares for:
Marald, Inc. (note 2)	3,500,000	3,500	648,500	-	-	-	-	652,000
Midtowne Properties (note 11)	1,000,000	1,000	89,000	-	-	-	-	90,000
Employee compensation (note 11)	10,000	10	21,990	-	-	-	-	22,000
Exercise of stock options (note 11)	345,000	345	6,555	-	-	-	-	6,900
Proceeds from stock subscriptions	-	-	-	-	450,000	-	-	450,000
Stock subscriptions
cancelled (note 11)	(250,000)	(250)	(99,750)	-	100,000	-	-	-
Treasury stock sales	-	-	-	-	-	3,223	-	3,223
Sale of available-for-sale shares	-	-	-	-	-	-	18,964	18,964

Deemed dividend (notes 6 and 11)	-	-	-	(90,000)	-	-	-	(90,000)
Net loss	-	-	-	(2,365,680)	-	-	-	(2,365,680)

Balance, December 31, 1999	125,720,971	$125,721	$16,393,094	$(10,801,678)	$ -	$(34,028)	$ -	$5,683,109
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 1999 and 1998

	1999	1998
Cash flows from operating activities:
Net loss	$ (2,365,680)	$ (645,973)
Loss from discontinued operations	1,229,870	219,533
Net loss from continuing operations	(1,135,810)	(426,440)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	408,048	245,001
Inventory reserve	(8,466)	62,682
Common stock issued for services	22,000	111,700
Deferred tax benefits	-	(298,804)
Realized gain on sale of securities	(1,134,884)	(91,135)
(Increase) decrease in market value of trading securities	759,391	(37,899)
Loss on disposal of equipment	6,320	21,994
Gain on sale of subsidiary	(143,928)	-
Purchase of trading securities, net	(1,402,576)	(94,091)
Changes in assets and liabilities, net of acquired assets and liabilities:
(Increase) decrease in accounts receivable	(442,239)	1,214,877
(Increase) decrease in inventories	1,701	178,516
Increase in prepaid expenses	46,993	27,595
(Increase) decrease in other assets	135,943	(143,744)
Increase (decrease) in accounts payable and accrued expenses	1,092,768	(1,356,125)
Net cash used in operating activities	(1,794,739)	(585,873)

Cash flows from investing activities:
Proceeds (purchase) of available-for-sale securities, net	1,167,605	(134,848)
Capital expenditures for property and equipment	(303,096)	(170,309)
Purchase of real estate property	-	(167,922)
Purchase of certificates of deposit	-	(1,150,000)
Notes receivable	178,000	(116,190)
Proceeds from disposition of assets	131,076	25,000
Cash received in acquisitions	-	896,957
Cash paid for acquisitions	(142,159)	-
Net cash provided by (used in) investing activities	1,031,426	(817,312)

Cash flows from financing activities:
Proceeds from issuance of stock	456,900	2,377,500
Proceeds from notes payable	99,261	96,467
Repayments on notes payable	(154,144)	(83,527)
Principal payments on capital lease obligations	(14,965)	-
(Purchase) sale of treasury stock	2,662	(37,251)
Net cash provided by financing activities	389,714	2,353,189

Net increase (decrease) in cash	(373,599)	950,004

Cash at beginning of year	1,012,995	62,991
Cash at end of year	$ 639,396	$ 1,012,995

Supplemental schedule of cash flow information:
Interest paid	$ 201,051	$ 72,941

Non-cash transactions:
Acquisition of land for common stock	$-	$305,444
Acquisition of property and equipment for note payable	$-	$79,682
Net purchase of securities on margin	$428,218	$195,645
Issuance of note payable in acquisition	$-	$(303,300)
Subscriptions of common stock	$-	$550,000
Deemed dividends	$90,000	$2,338,038
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

(2) Acquisitions

Effective January 1, 1999, the Company issued 3,500,000 shares of its common stock for all outstanding shares of Marald, Inc., d.b.a. Unlimited Coatings, ("UC"), a Texas specialty products corporation. In addition, a finders fee of $45,000 was payable, in part to a party related to the CEO. Based upon the estimated fair market value of AIII’s stock ($0.19 per share), and the finder's fee, the total purchase consideration of the Company was approximately $697,000.

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

Effective July 1, 1998, the Company issued 26,750,000 shares of restricted common stock for 100% of the outstanding common stock of Acqueren, Inc., a Delaware corporation, and its wholly-owned subsidiary, Northeastern Plastics, Inc., (NPI) (collectively referred to as "Acqueren"). Based upon the estimated fair market value of the restricted common stock of AIII, the total purchase consideration of the Company was approximately $2,140,000 ($.08 per share). The purchase agreement provided for the two primary shareholders to receive 5,000,000 and 1,750,000 shares of AIII’s common stock in exchange for their 700,000 and 150,000 shares, respectively, of Acqueren’s stock. The purchase agreement further provided for the remaining stockholders of Acqueren to receive 25.02 shares of AIII’s common stock for each share of Acqueren’s stock. As of December 31, 1998 and 1999, 7,173,059 and 1,206,406 shares, respectively, had not been issued to various former shareholders of Acqueren for their shares of Acqueren’s common stock. Accordingly, those shares of AIII’s common stock are not considered outstanding in loss per share calculations for 1998 and 1999.

Effective September 24, 1998, the Company acquired 100% of the outstanding stock of CRC. The Company issued 6,300,000 shares of restricted common stock and options (exercisable in whole or in part) to purchase 400,000 shares of AIII common stock over a five-year period at $.20 per share. In addition, the Company issued a $379,500 non-interest bearing note payable to selling shareholders (seller). Based upon the estimated fair value of AIII’s restricted common stock of $1,260,000 ($.20 per share), stock options valued at $32,000 and the discounted present value of the note payable to seller of $303,000, the total purchase consideration of the Company was $1,595,300. The president (CEO) and the vice president of marketing (the seller shareholders) signed five and six-year employment contracts, respectively, which included noncompete covenants for the duration of the contracts. These contracts required aggregate compensation payments of approximately $175,000 annually, plus performance-based incentives.

Except as previously stated for WWN (and explained in Note 4), all of the above acquisitions have been accounted for using the purchase method with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition dates. Such allocations were based on evaluations and estimations.

The purchase allocation is summarized as follows:

	1999	1998
Current assets	$374,547	$4,877,985
Noncurrent assets	22,429	164,019
Property and equipment	190,737	3,806,265
Goodwill	835,984	1,117,913
Current liabilities	(444,123)	(4,732,281)
Long-term liabilities	(112,028)	(1,498,601)
Minority interests	(11,462)	-
	$856,084	$3,735,300

The following presents the unaudited pro forma results of operations of AIII for the years ended December 31, 1999 and 1998, as if these purchase transactions would have been consummated as of January 1, 1999 and 1998.

	1999	1999
Pro forma sales	$13,561,480	$14,823,668
Pro forma operating loss	$(1,935,366)	$(1,748,519)
Pro forma net loss applicable to common shareholders	$(2,453,669)	$(4,043,339)
Pro forma basic and diluted net loss per share	$(.02)	$(.04)
Weighted average shares outstanding	124,699,735	94,297,221

In December 1997, the Company purchased the outstanding stock of Brenham Oil and Gas (Brenham) for 6,000,000 shares of restricted common stock. Brenham owns a non-operating royalty interest in a gas well and has no other operations. Also in December 1997, the Company purchased Texas Real Estate Enterprises, Inc. (TRE) and G.C.A. Incorporated (GCA), an unaffiliated entity, for a total, combined consideration of 16,000,000 shares of restricted common stock. TRE and GCA jointly owned a 286-acre parcel of real estate on Galveston Bay, Texas and have on other operations.

Brenham and TRE were acquired from a trust for the benefits of the son of the Chief Executive Officer (CEO) of the Company and the brother of the CEO of the Company, respectively. The purchase price for Brenham was based upon the present value of estimated future cash flows from this interest over a 5-year period which amount totaled $300,000. The purchase price of TRE and GCA was based upon the fair market value of the underlying real estate as determined by an independent appraisal. Since the Brenham and TRE acquisitions were made through entities under common control, the Company has accounted for such acquisitions at the predecessor carry-over historical cost basis. The difference between such costs and the estimated fair value of the assets acquired was recognized as a deemed (non-cash) dividend. Shown below is a summary of the recorded transactions as of December 31, 1997.

	Carry-over Cost Basis	Fair Value	Deemed Dividend
Brenham	$-	$300,000	$300,000
TRE (Note 6)	$225,000	$1,800,000	$1,575,000

(3) Discontinued Operations – Sale of CRC

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

Net assets at October 1, 1999	$516,345
Proceeds from the sale	(250,000)
Loss on disposal of CRC	$266,345

CRC, acquired in the fourth quarter of 1998, comprised the Media/Entertainment segment of the Company’s total operations. Shown below is a summary of certain elements of CRC’s operations, financial position and cash flows reflected in the Company’s consolidated financial statements from the period of acquisition in 1998 to the date of disposition in 1999:

	1999	1998
Income statement data:
Revenues	$2,685,251	$1,305,422
Cost and expenses	(3,648,776)	(1,497,637)
Operating loss	(963,525)	(219,533)
Loss from discontinued operations	(1,229,870)	(219,533)
Balance sheet data:
(at September 30, 1999 and December 31, 1998)
Current assets	$381,860	$592,044
Property and equipment, net	3,274,026	3,630,244
Total assets	3,766,131	4,391,898
Current liabilities	(2,353,539)	(1,915,279)
Other liabilities	(896,247)	(1,196,152)
Net assets of discontinued operations	516,345	1,280,467
Cash flow data:
Cash flows from operations	$(45,095)	$N/A
Cash flows from investing activities	(126,013)	N/A
Cash flows from financing activities	(80,735)	N/A
Net cash flows from discontinued operations	$(251,843)	$N/A

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

As of December 31, 1998 and 1999, the trading securities and related call options are summarized below.

	1999				1998
		Security		Options		Security		Options
	Security	Market	Option	Market	Security	Market	Option	Market
	Cost	Value	Proceeds	Value	Cost	Value	Proceeds	Value
Equity Security

Billings Concepts Corp.
50,000 shares of common	$250,000	325,000	14,762	17,500
Stock 20,000 shares of
common stock					$223,256	220,000	-	-
Ciena Corporation
2,000 shares of
common stock					25,326	29,250	3,462	2,124
Corel Corporation
1,000 shares in
common stock	18,003	15,125	-	-
Intel Corporation
4,000 shares of
common stock	330,636	329,248	-	-
Loral Space and
Communications
10,000 shares of
common stock					132,289	178,120	18,812	28,750
Rochester Medical
30,200 shares of
common stock	290,540	215,175	-	-
UBID, Incorporated
7,000 shares of
common stock	308,409	185,500	63,992	50,995
World Wide Net,
Incorporated
33,500 shares of
common stock	25,125	5,226	-	-
	$1,222,713	1,075,274	78,754	68,495	$380,871	427,370	22,274	30,874

Available for Sale

In accordance with the provisions of SFAS No. 115, the Company’s investment in the common stock of a publicly traded Company was classified as available-for-sale equity securities and, accordingly, is carried at fair value. Unrealized losses of such securities at December 31, 1998 of $18,964 are included as a component of stockholder’s equity, and are comprehensive loss items in the consolidated statement of operations. The Company’s cost in these securities, determined on the specific identification or the first-in, first-out method, was $134,848 at December 31, 1998. At December 31, 1999, the Company had no available-for-sale equity securities.

(5) Inventories

Inventories consisted of the following:

	December 31
	1999	1998
Raw materials	$46,351	$78,683
Work-in-process	244,315	169,618
Finished goods	909,281	740,523
	$1,199,947	$988,824

(6) Real Estate Held for Sale

Real estate held for sale is summarized as follows:

	December 31
	1999	1998
286 undeveloped acres on Galveston Bay, Texas	$225,000	$225,000
42.6 undeveloped acres of land in Southeast Houston, Texas and commercial properties in Harris County, Texas (1)	186,390	186,390
736 undeveloped acres of land in Anahuac, Texas (2)	176,572	176,572
23 acres of undeveloped land in Harris County, Texas	164,800	164,800
Other properties	186,822	186,822
	$939,584	$939,584

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

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	1999	1998

Land		$508,487	$386,812
Building and improvements	20	688,521	688,521
Machinery and equipment	8	523,313	415,210
Office equipment	7	131,905	28,202
Automobiles	5	126,308	93,900
		1,978,534	1,612,645
Less accumulated depreciation and amortization		(390,312)	(182,517)
Net property and equipment		$1,588,222	$1,430,128

(8) Notes Payable to Banks

Notes payable to banks consisted of the following:
	December 31
	1999	1998

Note payable to a bank, 9.75% per annum, due in monthly payments of principal and interest of $7,895 through February 2003 with remaining amount due in March 2003 for Har-Whit	$531,873	$574,276

Line of credit with a bank for $125,000, 9.5% per annum, interest only due monthly with payment of principal due at maturity in May 2000 for Marald, Inc.	125,000	-

Line of credit with a bank for $100,000, 9.5% per annum, interest only due monthly with payment of principal due at maturity in August 2000 for Marald, Inc.	99,917	-

Line of credit with a bank for $150,000, 8% per annum, interest only due monthly with payment of principal due at maturity (collateralized by AIII’s $150,000 certificate of deposit) in May 2000 for Har-Whit	150,000	60,000

Other notes payable	284,250	81,777
	1,191,040	716,053
Less current portion	(487,444)	(116,144)
	$703,596	$599,909

Each of AIII’s subsidiaries that have outstanding notes payable have secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AIII. In addition, as of December 31, 1998, CRC had a note payable totaling $1,000,000, which was collateralized by a $1,000,000 restricted certificate of deposit. The Company continued to collateralize this note subsequent to the sale of CRC.

Principal repayment provisions of long-term debt are as follows at December 31, 1999:

2000	$487,444
2001	234,638
2002	92,099
2003	60,126
2004 to maturity	316,733
Total	$1,191,040

(9) Notes Payable to Related Parties

In connection with the acquisitions discussed in Note 2, the Company had the following notes payable to related parties outstanding at December 31, 1999 and 1998:

	December 31
	1999	1998
Note payable to principal selling stockholder of Acqueren, 6% per annum, annual payment of $100,000 due in August 1999 and 2000 with remainder due in August 2001	$-	$300,000

Note payable to selling stockholder of WWN, 8% per annum, due on demand	221,000	-

Note payable to former director of interest, imputed at prime, due on demand	250,000	-

Total notes payable to related parties ,000	471,000	300,000
Less current portion	(471,000)	(100,000)
Notes payable to related parties, long-term portion	$-	$200,000

Interest expense for the years ended December 31, 1999 and 1998 on these related party notes was approximately $148,000 and $15,000, respectively.

(10) Capital Leases

The Company has the following future aggregate minimum annual lease payments required under capital leases as of December 31, 1999:

2000	$54,483
2001	35,549
2002	14,403
Total minimum lease payments	104,435
Less amount representing interest	(13,194)
Present value of net minimum lease payments	91,241
Less current portion	(45,109)
Long-term portion	$46,132

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

In October 1999, the Board of Directors authorized management to issue an additional 1,000,000 shares of common stock to the former owners of Mid town Properties who are related parties, due to significantly higher appraised values than originally estimated at date of acquisition. Since the original acquisition was made through entities under common control, the value of these shares, $90,000, has been recognized as a deemed dividend.

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

	December 31
	1999	1998
Dividend yield	0%	0%
Expected volatility	90%	90%
Risk free interest	6.5%	6.5%
Expected lives	5 years	5 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	December 31
	1999	1998
Net loss applicable to common stockholders:
As reported	$(2,455,680)	$(2,684,011)
Pro forma	$(2,458,830)	$(2,828,211)
Loss per share:
As reported	$(.02)	$(.03)
Pro forma	$(.02)	$(.03)

A summary of the status of the Company's stock options to employees as of December 31, 1999, and 1998 changes during the periods ending on those dates is presented below:

	Shares	Weighted-Average Exercise Price December 31, 1999	Shares	Weighted-Average Exercise Price December 31, 1998
Outstanding at beginning of period	3,020,000	12	1,000,000.02
Granted	60,000.13		2,020,000.12

Exercised	(45,000)	(.02)	-	-
Canceled	(20,000)	.34	-	-
Outstanding and exercisable at end of period	3,015,000.12		3,020,000.09

Weighted average fair value of options granted during the period	60,000.13		2,020,000.12

The following table summarizes information about fixed stock options to employees outstanding at December 31, 1999:

Exercise Price	Number Out-standing and Exercisable at December 31, 1999	Weighted Average Remaining Contractual Life (Years) at December 31, 1999
$ .02	1,000,000	3.00
$ .12	2,000,000	1.42
$ .24	15,000	2.00
$ .02 - 24	3,015,000	1.96

(12) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	1999	1998
Tax benefit computed at statutory rate for continuing operations	$(420,000)	$(246,583)
Non-deductible permanent difference	-	42,196
Change in valuation allowance, net of valuation allowance of acquired subsidiaries	420,000	(94,417)
Tax benefit for continuing operations	$ -	$ (298,804)
Tax expense (benefit) of discontinued operations	$ -	$ -

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	1999	1998
Deferred tax assets:
Net operating loss	$2,137,000	$ 1,734,583
Provision for doubtful accounts		21,000
Other	21,000	18,000
Total deferred tax asset	2,158,000	1,773,583
Valuation allowance	(1,571,000)	(1,536,642)
Net deferred asset	587,000	236,941

Deferred tax liability:
Capital leases	107,000
Difference in carry value of property and equipment	480,000	236,941
Total deferred tax liability	587,000	236,941
Net deferred tax liability	$ -	$ -

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

Consolidated net revenues, net operating losses, and identifiable assets were as follows:

	December 31,
	1999	1998
Net Revenues:
Industrial/Commercial	$13,396,256	$ 8,907,617
Oil and gas	-	-
Real estate	-	-
Corporate	-	-
	$13,396,256	$8,907,617
Income (loss) from operations:
Industrial/Commercial	$ 159,042	$ 213,072
Oil and gas	(6,813)	(8,300)
Real estate	(74,486)	(115,291)
Corporate expenses	(2,048,457)	(918,246)
	$(1,970,714)	$(828,765)
Identifiable assets:
Industrial/commercial	$8,507,502	$6,183,083
Media/Entertainment	-	1,280,467
Oil and gas	70,006	63,763
Real estate	996,065	576,772
Corporate	834,941	1,844,665
	$10,408,514	$9,948,750

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

(16) Subsequent Events

In January 2000, the Company sold 2,500,000 shares of the Company's restricted common stock for $40,000 to a director of the Company.

In May 2000, the Company sold 30,000,000 shares of the Company's restricted common stock to a company controlled by the brother of the CEO of AIII for total consideration of $500,000. Of this amount, $250,000 was paid by conversion of an existing debt. The Company received cash for the remaining $250,000. The company that purchased the restricted common stock agreed to a two-year lock-up agreement whereby the stock is restricted for a two-year period, without registration rights.

In June 2000, the Company sold to the Daniel Dror Trust II of 1998 10,000,000 shares of the Company's restricted common stock at a price of $200,000.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This information was "previously reported," as defined in Rule 12b-2 of the Securities Exchange Act of 1934 in the Company's Form 8-K filed with the SEC on July 5, 2000.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Company’s Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1999, except as follows: Ms. Laird-Ruthstrom who failed to timely file a Form 4 in December 1999, which was filed in August 2000; Elk International Corporation, Ltd. which failed to timely file Form 4s in October, November, December 1999, and a Form 5 in February 2000, which was filed August 2000; and Mr. Friedman who failed to timely file a Form 4 in November and December 1999, which was filed in August 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 1999; with respect to this information for Mr. Fields, compensation is reported for the Company's fiscal year (NPI’s fiscal year end is June 30):

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Daniel Dror, President, CEO	1999	$132,000	0	0	0	0	0	0
Daniel Dror, President, CEO	1998	$150,000(6)	0	$5,750(3)	$23,640(4)	2,000,000(5)	0	0
Marc Fields President NPI	1999	$124,332	0	0	$8,000(7)	0	0	0
Marc Fields President NPI	1998	$124,000	0	0	0	0	0	0
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
(5) In May 1998, Mr. Dror was granted an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.12 per share expiring in May 2001, which was amended in May 2000 to adjust the exercise price to $.04 per share and extend the expiration date to May 2003.
(6) In November 1998, Mr. Dror executed a promissory note payable to the Company for $91,294, in consideration for advances made to Mr. Dror by the Company in the same amount, which note was forgiven. As such, the salary amount includes $91,294 for 1998.
(7) Consists of 200,000 shares of Common Stock granted in November 1999.

Employment Agreements

In May 1998, Mr. Dror entered into a three-year employment agreement with the Company, which provided for compensation of 100,000 shares of  Common Stock and options to purchase 2,000,000 shares of Common Stock at $0.12 per share expiring in May 2001. In October 1998, Mr. Dror's employment agreement dated May 1998 was amended pursuant to which he entered into a new three-year employment agreement with the Company, which provides for a monthly salary of $1,000. In January 1998 and May 1998 Mr. Dror was issued 100,000 shares of Common Stock as restricted stock award compensation having a value of $23.640. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Dror, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company.

In September 1994, Mr. Fields entered into an employment agreement with NPI to serve as president and chief operating officer of NPI on an at-will basis, which provided for an annual salary of $110,000, which was raised to $124,000 in 1998. The employment agreement provides for a bonus of 10% of the amount equal to NPI’s operating income, less rent and interest expense, which exceeds $500,000. The employment agreement grants Mr. Fields an option to purchase NPI common stock equal to 5% of NPI’s equity at an exercise price of 5% of the total shareholder’s equity, if NPI conducts an initial public offering of its common stock during Mr. Field’s employment. The employment agreement provides for a disability insurance policy as well as a life insurance policy in the name of Mr. Fields’ spouse in the amount of approximately three times Mr. Fields salary. The employment agreement provides that upon termination NPI has the option to have Mr. Fields sign a one-year non-compete agreement in exchange for one year’s base salary.

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

Stock Options And Warrants

The Company did not issue any options during fiscal year 1999 to its named executive officers.

Aggregated Option Exercises In Fiscal Year 1999 and Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money Options(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Dror, Sr.	0	0	2,000,000	0	$0	0
Marc Fields	0	0	0	0	0	0
(1) Computed based on the differences between the fair market value on December 31, 1999 of $.04 per share and the exercise price of the option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 2000, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

Name and address of beneficial owner(1)	Number of shares of common stock beneficially owned	Percentage of ownership(5)
Daniel Dror, Sr.	2,000,000(2)	1.2%
Elkana Faiwuszewicz	37,560,000 (1)	23.1%
Marc Fields	0	0
Erick Friedman	7,200,000	4.4%
John W. Stump III	0	0
Rebekah Laird-Ruthstrom	16,131,000(3)	9.9%
Daniel Dror II Trust of 1998(4)	12,715,000	7.8%
All executive officers and directors as a group (4 persons)	25,331,000	15.6%

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
(5) Based upon 162,256,222 shares of Common Stock outstanding at October 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Part II, Item 5, "Recent Sales of Unregistered Securities" with regard to the transactions involving the sale of unregistered shares discussed below. The calculation of the sale price of restricted shares and the exercise price for the options granted, as discussed below, takes into consideration the following: the Company’s Common Stock did not trade actively over the periods discussed below; the spread between the high asked and low bid during the dates involved; the relative lack of liquidity applicable to the Company’s Common Stock following ther delisting of the Company's Common Stock from the OTC:BB; and that the Company was unable to secure financing from unaffiliated parties due to the fact that its shares of Common Stock were delisted from the NASDAQ OTC:BB in November 1999 following which its shares were quoted on the "pink sheets." The market for the Common Stock traded on the "pink sheets" is limited, sporadic and highly volatile.

In January 1998, Mr. Dror was issued 100,000 shares of Common Stock and in May 1998, Mr. Dror was issued an additional 100,000 shares of Common Stock, pursuant to an employment agreement in consideration for services. The employment agreement, which was amended in its entirety in October 1998, was for a term of three years. Reference is made to Item 10, "Executive Compensation" which reflects that during the year ended December 31, 1998, the shares issued to Mr. Dror were valued at $23,640. In May 1998 Mr. Dror was also granted an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.12 per share, which was amended in May 2000 to $0.04 per share, the average closing bid price of the shares during the five day period prior to the date of the grant. The option was also granted in connection with the employment agreement, and was amended to have an expiration date of May 2003, from the previous expiration date of May 2001.

During fiscal year 1998, the Company advanced as a loan to Mr. Dror a total of $74,404. In November 1998 Mr. Dror executed a promissory note payable to the Company in the amount of $74,404 payable on demand at prime interest rate.

In September 1997, Elk International Corporation, Ltd. ("Elk"), which is controlled by Mr. Dror's brother, was granted an option to purchase 2,000,000 shares of Common Stock at a purchase price of $0.02 per share, which option was exercised in June 1998. Daniel Dror disclaims any beneficial ownership or interest in and is not a shareholder, officer or director of Elk. The option exercise price was based upon the average closing bid price of the shares during the five-day period prior to the date of the grant. In September 1997, Elk was issued 5,000,000 shares of Common Stock at a purchase price of $0.03 per share, which was the average closing bid price of the shares during the five day period prior to the date of issuance, in May 1998, Elk, was issued 3,500,000 shares of Common Stock for an aggregate purchase price of $300,000 or $0.086 per share, the average closing bid price of the shares during the five day period prior to the date of issuance.

In December 1998, Daniel Dror II, the son Daniel Dror, was employed by the Company at a monthly salary of $750. GCA, Inc. was purchased by the Company in December 1997 from an unrelated party for 6,000,000 shares of Common Stock. At the date of the transaction, GCA and TREE jointly owned a 286-acre parcel of real estate on Galveston Bay, Texas and certain other operations. In November 1998 Mr. Dror purchased GCA, Inc., a Texas corporation from the Company for $100, at which time GCA had no assets. Prior to Mr. Dror's acquisition of GCA, Inc. for nominal consideration, and as of November 1998, all assets of GCA, Inc., which consisted of certain real estate, had been transferred to TREE. Further, at the date of Mr. Dror’s purchase of GCA, Inc., and as of November 30, 1998, GCA, Inc. was not in good standing with the State of Texas. See "Item 1. Description of Business-General" and the discussion under "Texas Real Estate Enterprises, Inc." for further discussion regarding GCA, Inc. and the transaction. Also see Note 2 to the Notes to Consolidated Financial Statements for additional disclosure regarding the transaction between the Company and GCA.

In May 1998, Ms. Laird-Ruthstrom, the Company’s secretary, was issued 50,000 shares of Common Stock in exchange for services rendered, which shares were valued at $4,000 based upon the average closing bid price of the shares during the five day period prior to the date of issuance. In January 1999, Ms. Laird-Ruthstrom was granted an option to purchase 45,000 shares of Common Stock at an exercise price of $0.02 per share for services rendered. The exercise price was based upon the average closing bid price of the shares during the five-day period prior to the date of issuance.

In May 1998, the Company entered into a one-year renewable lease agreement with a corporation affiliated with Mr. Dror, for the Company's office in Kemah, Texas at a monthly rental rate of $750. The Company did not renew the lease. At the date of the lease, the monthly rental was based on the fair market value of the property.

In May 1998, the Company entered into a one-year renewable lease agreement with Elk for Mr. Dror's home office in Houston, Texas at a monthly rental rate of $800. The Company has renewed the lease. The Company believes that this rental rate is the fair value of the facilities used for the Company’s business.

In January 1999, the Company granted Mr. Stump, its chief financial officer, an option to purchase 100,000 shares of Common Stock at an exercise price of $0.24 per share and in March 1999, the Company granted Mr. Stump an additional option to purchase 100,000 shares of Common Stock at an exercise price of $0.19 per share for services rendered. The option exercise prices were based upon the average closing bid price of the shares during the five-day period prior to the dates of the grants. In October 1999, the Company canceled the above options in exchange for the cancellation of $9,262 in debt owed by Mr. Stump to the Company.

Effective January 1999, the Company purchased Marald, Inc. in exchange for 3,500,000 shares of Common Stock, and a finder’s fee of $45,000 was paid to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, the Company has agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc., an entity partially owned by the above-related party.

In January 2000, the Company agreed to issue Mr. Erick Friedman, a director, 2,500,000 shares of Common Stock for an aggregate of $40,000, or a price of $0.016 per share. The Company believes this is based upon the fair market value of restricted shares of its Common Stock and the average closing bid price of the shares during the five day period prior to the date of issuance.

In May 2000, the Company agreed to convert $250,000 of debt owed to Elk into 15,000,000 shares of Common Stock, and additionally issued 15,000,000 shares of Common Stock for an aggregate of $250,000, which was paid to the Company prior to September 30, 2000. The conversion of the debt to equity is equal to a price of $0.016 per share. The Company believes this is based upon the fair market value of restricted shares of its Common Stock and the average closing bid price of the shares during the five-day period prior to the date of issuance. Further, the conversion price and the sale price reflects the following: that Elk agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares; and effective May 17, 2000 Elk agreed to loan the Company up to an additional $500,000. This loan commitment, which provides for an interest rate of 8% per annum, is for a period of one year from the commitment date and will be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. As a result, the Company has not charged as additional interest expense the discount between the conversion price and the average closing bid price of the shares during the five-day period prior to the date of the conversion of the debt to equity.

In June 2000, the Company agreed to issue Daniel Dror II Trust of 1998 10,000,000 shares of Common Stock for an aggregate of $200,000. The is equal to a purchase price of $0.02 per share. The Company believes this is based upon the fair market value of restricted shares of its Common Stock and the average closing bid price of the shares during the five-day period prior to the date of issuance, which was between $0.02 and $0.04 per share. Further, the purchase price reflects the following: that the Daniel Dror II Trust of 1998 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares; and effective June 12, 2000 the Daniel Dror II Trust of 1998 agreed to loan the Company up to $200,000. This loan commitment also provides for an annual interest rate of 8%, is for a term of one year from the commitment date and will be funded from time to time by the Daniel Dror II Trust in amounts necessary to assist the Company in its working capital requirements. As a result, the Company has not charged as non-cash expense the discount between the purchase price and the average closing bid price of the shares during the five-day period prior to the date of the transaction.

See the Note to Consolidated Financial Statements, "Subsequent Events" with regard to the 42.5 million shares of Common Stock issued to related parties. Further, reference is also made to Item 6, Part II, and the disclosure under "Manangement’s Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company’s limited liquidity.

The Company obtains approval from its entire Board of Directors prior to any acquisitions. If any transactions are executed or contemplated with a related party or affiliate of the Company, such relationship is disclosed prior to a vote of the Board of Directors. Prior to entering into any real estate transaction with affiliated parties, the Company obtains appraisals from MAI Appraisers for Board of Director consideration. Prior to entering into any financing arrangement with any affiliated parties, including the loan commitments and other debt and equity transactions with Elk and the Daniel Dror II Trust of 1998, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions. Mr. Dror, the Company's chief executive officer and chairman, abstained from voting at the meetings of the Board of Directors at which the transactions with Elk and the Trust were approved. Further, the Company believes that the terms of each transaction made with related parties or affiliates discussed above are as fair as those obtainable from independent third parties, if in fact terms were available from independent third parties. Further, following the delisting of our shares from the OTC:BB on November 4, 1999, we were unable to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of our shares of Common Stock and the conversion of debt into equity. As of April 1999, the Company determined that any advances or loans made by the Company to any related parties or affiliates will be made at an interest rate no lower than the current prime rate plus 2%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
3(i) (1)	Certificate of Incorporation of the Company, and Amendments thereto.
3(ii) (1)	Amended and Restated By-laws of the Company
4.1 (1)	Common Stock Certificate, American International Industries, Inc.
4.2 (1)	Common Stock Certificate, Acqueren, Inc.
4.3 (1)	Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
10.1 (1)	Daniel Dror, Sr. Employment Agreement dated May 14, 1998
10.2 (1)	Daniel Dror, Sr. Employment Agreement dated October 16, 1998
10.3 (1)	Marc Fields Employment Agreement
10.4 (2)	Shabang! Merchant Service Agreement
10.5 (3)	American International Industries, Inc. Lease
10.6 (2)	Brenham Oil and Gas, Inc. Royalty Interest
10.7 (2)	Brenham Oil and Gas Interest Lease
10.8 (2)	Northeastern Plastics, Inc. Lease
10.9 (4)	Juan Carlos Martinez Employment Agreement
10.10 (4)	Marald, Inc. Acquisition Agreement
21.1 (2)	List of Subsidiaries
27	Financial Data Schedule

1.	Filed previously on registration statement Form 10-SB SEC File No. 0-25223.
2.	Filed previously on the Company's annual report for the fiscal year ended December 31, 1998 on Form 10-KSB, SEC File No. 0-25223.
3.	Filed previously on registration statement Form 10-SB/A File No. 0-25223.
4.	Filed previously on registration statement Form 10-SB/A (second amendment) File No. 0-25223.

b. There have been no reports filed on Form 8-K.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director

By /s/ John W. Stump, III
John W. Stump, III
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	November 1, 2000
Daniel Dror

/s/ Erick Friedman	Director	November 1, 2000
Erick Friedman