Form 10KSB/A
period 1999-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-12-15
CIK 1073146

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the low bid price on the pink sheets of the National Quotation Bureau of $.03 on December 12, 2000 was $2,659,657.  As of December 12, 2000 the registrant had 138,452,585 shares of Common Stock outstanding.

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

American International Industries, Inc.

In September 1994, the Company was incorporated in Nevada under the name Black Tie Affair, Inc. for the purposes of engaging in catering services. In July 1996, an unaffiliated group of investors purchased shares of Company common stock constituting 90% of the outstanding shares of Black Tie Affair, Inc. This group changed the name of the Company to Pitts and Spitts of Texas, Inc., and acquired Pitt's & Spitts, Inc. and Har-Whit, Inc. in September 1996. In September and October 1997, a new investor group ("1997 Group") including Mr. Daniel Dror, Sr., gained control of the Company through the following arms-length negotiated transactions with the Company and unaffiliated third parties: (i) Elk International Corporation, Ltd., an entity controlled by Mr. Dror's brother, purchased 5,000,000 shares of Company common stock at a purchase price of $0.03 per share from the Company, received an option to purchase 2,000,000 shares of Company common stock at an exercise price of $0.02 per share from the Company, and purchased 1,200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual (Mr. Dror has never owned any shares of Elk International Corporation, Ltd., nor has he ever served as an officer or director of such entity , and Mr. Dror disclaims any beneficial interest in Elk International Corporation, Ltd. ), (ii) Jack Talan, a former director of the Company, purchased 500,000 shares of Company common stock from the Company at a purchase price of $0.10 per share, and (iii) Daniel Dror & Company, Inc., formerly controlled by Mr. Dror, purchased 200,000 shares of Company common stock at a purchase price of $0.03 per share from an individual. At the closing of this transaction, the sole operating entities of the Company were its two subsidiaries Pitt's & Spitt's, Inc. and Har-Whit, Inc. This group elected a new board of directors, appointed current management, and appointed Mr. Dror chairman of the board and chief executive officer. In December 1997, the name of the Company was changed to Energy Drilling Industries, Inc., and in June 1998, the Company changed its name to American International Industries, Inc. See Item 12, Part III, and the discussion under "Certain Relationships and Related Transactions" and Notes to the Notes to Consolidated Financial Statements below.

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

Marald, Inc.

Effective January 1999, the Company purchased all of the capital stock of Marald, Inc., doing business as Unlimited Coatings ("Unlimited"), in exchange for 3,500,000 restricted shares of Common Stock of AIII valued at fair market value of approximately $652,000 at $.19 per share plus a finders fee of $45,000 paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, the Company has agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc. an entity partially owned by the above-related party. Unlimited, with headquarters in Houston, Texas distributes specialty chemicals to the automotive after-market and is best known for its spray-on bed-liners for trucks. Unlimited products are marketed under the "Toro Liner" name. Unlimited also markets specialty chemicals, including rust proofing, undercoating, fabric protectants, fuel additives, and performance enhancement chemicals related to the automotive after-market. The Unlimited acquisition has been accounted for as a purchase. The Company knows of no independent sources of information regarding Unlimited's market. However, based on management's knowledge of the industry, management believes Unlimited is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited markets through participation in trade shows and advertising in national trade magazines. Unlimited competes on the basis of price, quality, and service. Unlimited is located at 1107-B Upland Drive, Houston, Texas 77043. Its phone number is (713) 647-8676.

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

On September 12, 1999, the Company signed an agreement to acquire 3,100,000 newly issued, restricted, common shares of WWNT, constituting approximately 60.8% of the then outstanding total of 5,100,000 common shares of WWNT. The shares of WWNT were received by AIII in exchange for 100% of the shares of Modern Film Effects, Inc. d.b.a. Cinema Research Corporation ("CRC"). Prior to the merger with CRC, WWNT had only nominal assets and no operations during the three preceding years. Accordingly, the investment in WWNT was recorded at the historical cost basis of CRC at the effective date of the transaction. Since the purchase of the 3.1 million shares acquired in September 1999 resulted in majority ownership of WWNT, the Company consolidated WWNT as of September 30, 1999. See the discussion under Note 3 (Discontinued Operations-Disposition of CRC) to the Notes to Consolidated Financial Statements below regarding the sale of CRC and the accounting treatment resulting from such sale as well as the discussion under Item 6, Part II, "Management's Discussion and Analysis - Liquidity and  Capital Resources" below.

Recent Developments

On June 28, 1999 the Company entered into a definitive agreement to acquire 100% of the optical and digital title, special effects and the scan and record operations of Pacific Title/ Mirage Studios ("Pac Title").

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

Employees

As of  December 1, 2000, Har-Whit employed 31 persons, on a full-time basis, including management, sales, office, and manufacturing employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

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

Employees

As of December 1, 2000 TREE employed one person, its president, on a full-time basis; all other operating functions are handled by the Company's personnel.

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

Employees

As of  December 1, 2000, NPI employed seven persons, on a full-time basis, including management, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

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

Employees

As of  December 1, 2000, Unlimited employed five persons, on a full-time basis, including management, sales, and office employees. As of August 1, 2000, Armor employed seven persons, on a full-time basis, including management, sales, and office employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is presently quoted under the symbol "EDII" on the National Quotations Bureau Pink Sheets. The market for the Common Stock is limited, sporadic and highly volatile. Prior to November 4, 1999, the Company's Common Stock were listed for trading on the OTC:BB. The following table sets forth the high and low bid prices per share of the Common Stock for the last two fiscal years as reported by the National Quotation Bureau through November 4, 1999 when the Company's shares were delisted because the Company was not current in its reporting requirements under the Exchange Act. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. Further, as a result of the delisting of the Company's Common Stock on November 4, 1999, there has been limited trading activity in the Common Stock and such market has not been liquid. The Company is filing this Annual Report on Form 10-KSB/A together with other reports due under the Exchange Act in order to become current and thereby permit the Company's Common Stock to be listed on the OTC:BB.

Fiscal Year 1998	High	Low
First Quarter Ending March 31,	$.21	$.09
Second Quarter Ending June 30,	$.64	$.11
Third Quarter Ending September 30,	$.48	$.20
Fourth Quarter Ending December 31,	$.27	$.16
Fiscal Year 1999
First Quarter Ending March 31,	$.33	$.19
Second Quarter Ending June 30,	$.34	$.19
Third Quarter Ending September 30,	$.24	$.08
Fourth Quarter Ending December 31,*	$.11	$.07
Fiscal Year 2000
First Quarter Ending March 31,*	$.10	$.03
Second Quarter Ending June 30,*	$.12	$.04
Third Quarter Ending September 30,*	$.12	$.06
Period Ending December 12,*	$.09	$.03

* As noted above the Company's shares were delisted from trading on the OTC:BB on November 4, 1999 and its shares have been quoted but only sporadically traded from time to time on the pink sheets since that date.

On December 12, 2000 the last bid price of the Common Stock as reported by the National Quotation Bureau was $.03. The Company believes that as of  December 1, 2000, there were approximately 230 record owners of its Common Stock.

It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future. Further, under Nevada Revsied Statutes, Section 78.288, "no distribution may be made if, after giving it effect, (a) the corporation would not be able to pay its debts as they become due; or (b) except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution".

Recent Sales of Unregistered Securities

Current management gained control of the Company in October 1997. Management believes that all prior issuances of Common Stock aggregating 7,028,060 for a total purchase price of $178,456 were made in reliance on Section 4(2) of the Act.

The following information sets forth certain information, as of  December 12, 2000 for all securities the Company sold during the past three years without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

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
4. On May 17, 2000, Elk International and the Company agreed to convert $250,000 of debt owed to Elk into 15,000,000 shares of Common Stock which transaction was amended on December 12, 2000, as of May 17, 2000 to provide for the issuance of 6,250,000 shares of common Stock (or an adjusted price of $.04 per share). Additionally, on May 17, 2000 the Company sold to Elk for consideration of $250,000 which was paid to the Company prior to September 30, 2000 a total of 15,000,000 shares of Common Stock. This transaction was also amended on December 12, 2000 as of May 17, 2000 to provide for the sale of 6,250,000 shares of Common Stock instead of 15,000,000 shares of Common Stock (or an adjusted price of $.04 per share).

5.   On  June 12,  2000, the Company sold 10,000,000 shares of Common Stock  to the Daniel Dror II Trust of 1998 for an aggregate of $200,000  of a purchase price of $0.02 per share. The transaction was amended on December 12, 2000 as of June 12, 2000 to provide for the sale of 3,636,363 shares of Common Stock (or an adjusted purchase price of $.055 per share).

Reference is made to Item 12, "Certain Relationships and Related Transactions" and the disclosure contained therein regarding transactions with affiliated person involving the sale of restricted shares of Common Stock and the issuance of shares of  Common Stock in consideration for the conversion of debt. See also Note 16-Subsequent Events to the Notes to Consolidated Financial Statements regarding  transactions in 4 and 5 above.

The Company believes transactions in (1) through (5) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

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
7. From January 1998 to February 1998, the Company issued 5,000,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $500,000 ($0.10 per share). From February 1998 to April 1998, the Company issued 1,400,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $200,000 ($0.143 per share). From May 1998 to June 1998, the Company issued 1,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $300,000 ($0.20 per share).

The Company believes the transactions in (6) and (7) were exempt from registration pursuant to Rule 504 of Regulation D of the Act.

Securities Issued for Services Rendered

8. In July 1996, the Company issued 550,000 shares of Common Stock to former directors for management advisory services rendered. The value of these shares was deemed to be immaterial by prior management. In October 1996, the Company issued 10,000 shares of Common Stock to a former officer for management services rendered. The value of these shares was deemed to be immaterial by prior management. In September 1996, the Company issued 10,000 shares of Common Stock to an employee for receptionist services rendered.
9. In December 1997, the Company issued 1,400,000 shares of restricted common stock to a consulting firm for strategic planning assistance rendered to the Company. Such shares were valued at the market price of $.05 per share resulting in a $70,000 charge to general and administrative expense in 1997. In May 1997, the Company issued 40,000 shares of Common Stock to an advertising consultant for services rendered. The value of these shares was deemed to be immaterial by prior management.
10. In September 1997, the Company issued options to purchase 3,300,000 shares of Common Stock at an exercise price of $0.02 per share to current and former directors of the Company and to a party related to a director of the Company. In addition, 600,000 options to purchase shares were issued in September 1997 to a former officer and director. In October 1998, 500,000 of these options were repurchased by the Company. The remaining options to purchase 100,000 shares were transferred to an unrelated party who exercised these options in August 1998. In June 1998, options to purchase 2,000,000 shares of Common Stock were exercised by the brother of the CEO of the Company.
11. In October 1997, the Company issued 100,000 shares of Common Stock to a consultant of the Company for management advisory services rendered. Such shares were valued at the market value of $.05 per share. Accordingly, a $5,000 compensation expense was recorded. In October 1997, the Company issued six options each to purchase 200,000 shares of Common Stock to a party pursuant to a finder's fee agreement in connection with equity raising transactions at exercise prices of $0.02, $0.04, $0.06, $0.08, $0.10, and $0.20 per share. In February 1998, the options to purchase 200,000 shares of Common Stock at $0.02 and $0.04 were exercised, and as of December 1998 all remaining options were canceled.
12. In January 1998, the Company issued 610,000 shares of Common Stock to officers, directors, and employees for management advisory services rendered. These shares were valued at the market value of $.05 per share resulting in a $30,500 compensation expense.
13. In January 1998, the Company issued 100,000 shares of Common Stock to a former employee in exchange for the surrender of a previously issued option to purchase 100,000 shares of Common Stock at an exercise price of $0.02 per share. The issuance was recorded as $5,000 of compensation expense ($.05 per share). In January 1998, the Company issued 100,000 shares of Common Stock to a former director as part of a severance payment. This issuance was recorded as $5,000 compensation expense ($.05 per share).
14. In May 1998, the Company issued 190,000 shares of Common Stock to key employees of one of its subsidiaries, to an officer of the Company, and to a director of the Company for management advisory services rendered. The issuance of such shares was recorded at the market value ($.08 per share) at the date of grant as $15,200 of compensation expense. In May 1998, the Company issued an option to purchase 2,000,000 shares of Common Stock to the CEO of the Company at an exercise price of $0.12 per share.
15. In May 1998, the Company issued an option to purchase 4,000,000 of Common Stock to a party in connection with an exempt offering at an exercise price of $0.25 per share.
16. In August 1998, the Company issued an option to purchase 20,000 shares of Common Stock at an exercise price of $0.34 per share to an office of the Company as part of an employment agreement.
17. In January 1999, Ms. Laird-Ruthstrom was issued an option to purchase 45,000 shares of Common Stock at an exercise price of $0.02 per share for services rendered, which were exercise in August 1999. In January 1999, the Company issued Mr. Stump an option to purchase 100,000 shares of Common Stock at an exercise price of $0.24 per share and in March 1999; the Company issued an option to purchase 100,000 shares of Common Stock at an exercise price of $0.19 per share for services rendered. In October 1999, the Company canceled the above securities in exchange for the cancellation of $9,262 in debt. In January 1999, an employee of the Company was issued an option to purchase 15,000 shares of Common Stock at an exercise price of $0.24 per share for services rendered. In November 1999, Mr. Fields and Ms. Laird-Ruthstrom were each issued 200,000 and 50,000 shares of Common Stock, respectively, and three other employees were issued an aggregate of 175,000 shares of Common Stock for services rendered.

The Company believes transactions in (8) through (17) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Securities Issued in Acquisitions

See Item 1, Part I, "Description of Business" for detailed discussion of these transactions and related values and values per share. Also see Note 2 to the Notes to Consolidated Financial Statements for further disclosure regarding acquisitions during 1999 and 1998.

18. In October 1996, the Company issued 2,527,000 of Common Stock, one- half of which was issued to current directors of the Company, in exchange for the outstanding shares of Pitt's & Spitt's, Inc. and Har-Whit, Inc.
19. In December 1997, the Company issued 22,000,000 shares of Common Stock in exchange for the outstanding shares of Brenham Oil & Gas, Inc., Texas Real Estate Enterprises, Inc., and GCA, Inc. to the Daniel Dror II 1976 Trust, Elk International Corporation, Ltd., and a former director of the Company. In May 1998, the Company on behalf of one of its subsidiaries issued 8,000,000 shares of Common Stock to Daniel Dror & Company, Inc. in exchange for a piece of property. In June 1998 and in December 1998, the Company on behalf of one of its subsidiaries issued a total of 2,100,000 shares of Common Stock to party associated with the Company and to the Daniel Dror II 1976 Trust in exchange for the outstanding shares of Midtowne Properties, Inc.
20. In June 1998, the Company entered into a purchase agreement to acquire Acqueren Inc. which provided for the issuance of 6,750,000 shares of Common Stock to the two primary shareholders of Acqueren, Inc., and provided for the remaining shareholders of Acqueren, Inc. to receive approximately 25.02 shares of common stock for each share of Acqueren, Inc. common stock exchanged for a total of 26,750,000 shares of AIII Common Stock. As of December 31, 1999, the Company had exchanged approximately 25,543,594 shares of Common Stock pursuant to the purchase agreement with the remaining shares held by the Company until the Acqueren shares are exchanged.
21. In September 1998, the Company issued 6,300,000 shares of Common Stock, and an option to purchase 400,000 shares of Common Stock at an exercise price of $0.20 per share to a current director in exchange for the outstanding shares of Modern Film Effects, Inc., Digital Research Corporation, and Electronic Pictures California, Inc.

The Company believes transactions in (18) through (21) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the recipients described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

See the discussion in Item 12, "Certain Relationships and Related Transactions" with regard to the issuance and sale of shares of the Company's Common Stock to executive officers, directors, persons who own more than 5% of the Company's issued and outstanding Common Stock and members of the immediate family, including spouse, parents, children, siblings and in-laws of any such persons. See Item 12 also for discussion of the conversion of debt into shares of Common Stock by a person who owns more than 5% of the Company's issued and outstanding Common Stock.

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

Total other income of $834,904 for 1999, included gain on sales of property right of $493,682, investment income of $1,134,884, royalty income of $46,586 interest income of $82,264 and other income, net of $31,611. This compares to total other income of $102,521 for 1998 which included investment income of $91,135, interest income of $45,936, other income of $27,471 and unrealized gains on sale of trading securities of $37,899. Total other expenses of $960,441 for 1999 consisted of interest expense of $201,050 and unrealized loss on sale of trading securities of $759,391. This compares to total other expenses of $98,920 for 1998, which consisted of interest expense of 76,726 and loss on sale of assets of $22,194. The Company had a significant increase in realized and unrealized investment income and losses.

Loss on Discontinued Operations

On October 1, 1999, WWNT sold all of its shares of CRC to Cinema Investment Group, Inc. (Cinema) for $250,000 and assumption of liabilities of $1,200,000. In accordance with generally accepted accounting principles, the loss on disposal of CRC is $1,306,072  and the operating loss for the nine months prior to the sale of $1,373,468 are shown as a $2,679,540 loss from discontinued operations in 1999. Comparable reclassifications have been made for 1998. See Note 3 - Discontinued Operations- Disposition of CRC and Note 17 - Restatement to the Notes to Consolidated Financial Statements with regard to the sale of CRC.

Net Loss and Comprehensive Loss

Consolidated net loss before deemed dividends for the year ended December 31, 1999 was $3,815,680 as compared to $645,973 for 1998. The loss on discontinued operations of CRC, as discussed above, accounted for 70.2% of the loss. Unrealized losses on available-for-sale investments in equity securities of $18,964 are included in comprehensive loss in 1998 compared to a gain in the same amount in 1999.

Liquidity and Capital Resources - AIII

Total assets at December 31, 1999, were $10,158,514, as compared to $9,948,750  which is an insignificant increase. This is after a retroactive treatment of CRC net assets to a single line item in 1998 at December 31, 1998. Acquisitions during 1999 (Unlimited, Armor and WWNT) yielded additional assets totaling $1,840,914; however, CRC had total assets of $4,391,898 at December 31, 1998 and $3,766,131 at date of sale.

Total liabilities at December 31, 1999 were $5,925,405 as compared to $3,053,048 after a retroactive treatment of CRC net assets to a single line item in 1998 at December 31, 1998. The increase of 94% is the result of the sale of CRC and the resulting write-off of  notes receivable associated with the sale of CRC.

At December 31, 1999,  AIII's  working capital was $657,207. For the purposes of this discussion we have made an adjustment reflecting the restricted asset of 1,150,000 which represents a certificate of deposit held be a bank as security for a loan related to CRC and have reflected a net liability from discontinued operations of $1,200,000 also related to the CRC transactions. See Notes 3, 8 and 17 to the Notes to Consolidated Financial Statements. This compares to working capital of $1,594,133 after exclusion of the restricted certificate of deposit at December 31, 1998.

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

The Company at December 31, 1999 had no commitments for any additional financing.  If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. At December 31, 1999, the Company was in violation of certain financial ratios on it capital leases and has received a waiver for those violations from the lessor. Reference is made to Note 10 to the Notes to Consolidated Financial Statements regarding Capital Leases.

Subsequent the the year ended December 31, 1999, the Company entered into transactions involving the sale of restricted  shares of Common Stock to Elk, a company controlled by Daniel Dror's brother, but of which Mr. Dror disclaims any beneficial ownership or interest, and Elk also converted debt into equity as discussed in (i) below. The Company also sold restricted shares of Common Stock to the Daniel Dror II Trust of 1998 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 15,000,000 restricted shares of Common Stock, which conversion was based upon a price of $.0166 per share. On December 12, 2000 the conversion price was adjusted to $.04 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. As a  result the number of shares issued to Elk upon the conversion was adjusted from 15,000,000 shares of Common Stock to 6,250,000 shares of Common Stock. In addition, On May 17, 2000 the Company sold to Elk 15,000,000 shares of Common Stock for cash consideration of $250,000 or $.0166 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000 as of May 17, 2000 to a price of $.04 per share, the closing price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 15,000,000 shares to 6,250,000 shares.   The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights  and the waiver of  the availability to Elk of Rule 144 under the Act to resell these shares. In addition,  in a separate letter commitment dated on May 17, 2000 Elk gave the Company a one-year commitment to loan up to  $500,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by Elk will be evidenced by an 8% note or at the option of Elk and at December 12, 2000 Elk and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements; and

(ii) On June12,  2000 the Company sold to the Daniel Dror II Trust of 1998 10,000,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $0.02 per share. The price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $.055 per share. The Company and the Daniel Dror II Trust of 1998 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000 as of June 12, 2000 to a price of $.055 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 10,000,000 shares to 3,636,363 shares.  Further, in a separate letter commitment dated June 12, 2000 the Daniel Dror II Trust of 1998 gave the Company a one-year commitment to loan the Company up to $200,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by the Daniel Dror Trust II of 1998 in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by the Trust will be evidenced by an 8% note and at December 12, 2000 the Trust and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements.

The Company believes that the transactions with Elk and the Daniel Dror II of 1998, as discussed more fully in Item 12, "Certain Relationships and Related Transactions" are as fair as those obtainable from independent third parties, if in fact, any financing were available from independent third parties. Further, following the delisting of our Common Stock from the OTC:BB on November 4, 1999, the Company was not readily able to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of the restricted shares of Common Stock and the conversion of debt into restricted shares.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
Page
Independent Auditors' Reports
Report on the 1999 consolidated financial statements	21
Report on the 1998 consolidated financial statements	21
Consolidated Financial Statements:
Balance Sheets – December 31, 1999 and 1998	22
Statements of Operations – Years ended December 31, 1999 and 1998	23
Statements of Stockholders’ Equity – Years ended December 31, 1999 and 1998	24
Statements of Cash Flows – Years ended December 31, 1999 and 1998	25
Notes to Consolidated Financial Statements	26

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

As discussed in Note 17, the Company's financial statements for the year ended December 31, 1999 have been restated to properly account for the disposition of a subsidiary.

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
July 7, 2000 except with respect to Notes 3 and 17 to which the date is December 12, 2000

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

BDO SEIDMAN, LLP
Houston, Texas
March 26, 1999

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1999 and 1998
	1999	1998
Assets	(Restated-Note 17)
Current assets:
Cash	$ 639,396	$ 1,012,995
Restricted certificates of deposit (notes 3 and 8)	1,150,000	1,150,000
Trading securities (note 4)	1,006,779	418,770
Securities available-for-sale (note 4)	-	115,884
Accounts receivable, less allowance for doubtful accounts of
$135,614 in 1999 and $179,000 in 1998	1,609,561	1,200,754
Notes receivable	181,691	116,190
Inventories (note5)	1,199,947	988,824
Prepaid expenses and other current assets	45,510	43,855
Total current assets	5,832,884	5,047,272

Net assets of discontinued operations (note 3)	-	1,280,467
Real estate held for sale (note 6)	939,584	939,584
Property and equipment, net of accumulated
Depreciation and amortization (notes 7and 8)	1,588,222	1,430,128
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$132,729 in 1999and $32,476 in 1998 (notes 2 and 3)	1,604,031	850,506
Non-compete agreements, net of accumulated amortization of
$325,000 in 1999 and $225,000 in 1998 (notes 2 and 3)	175,000	275,000
Other assets	18,793	125,793
Total assets	$ 10,158,514	$ 9,948,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,448,261	$ 1,841,350
Margin loan from financial institution	523,863	195,645
Current installments of notes payable to related parties (note 9)	471,000	100,000
Current installments of notes payable (note 8)	487,444	116,144
Current installments of capital lease obligations (note 10)	45,109	-
Net liabilities from discontinued operations (note 3 and 17)	1,200,000	-
Total current liabilities	5,174,677	2,253,139
Notes payable to related parties, less current installments (note 9)	-	200,000
Notes payable, less current installments (note 8)	703,596	599,909
Capital lease obligations, less current installments (note 10)	46,132	-
Total liabilities	5,925,405	3,053,048

Stockholders' equity (notes 2, 3 and 11):
Preferred stock, $.001par value. Authorized
10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
125,972,971shares issued and 125,720,971shares outstanding
In 1999, 121,353,971 shares issued and 121,115,971
sharesoutstandingin1998	125,721	121,116
Additional paid-in capital	16,393,094	15,726,799
Accumulated deficit	(12,251,678)	(8,345,998)
Total stockholders 'equity	4,267,137	7,501,917
Less common stock subscriptions	-	(550,000)
Less treasury stock, at cost (252,000 and 238,000 shares, respectively)	(34,028)	(37,251)
Accumulated other comprehensive loss	-	(18,964)
Total stockholders' equity	4,233,109	6,895,702
Commitments and contingent liabilities (notes 10 and 13)
Total liabilities and stockholders' equity	$ 10,158,514	$ 9,948,750
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 1999 and 1998
	1999	1998
Revenues	$ 13,396,256	$ 8,907,617
Costs and expenses:
Cost of sales	11,008,413	7,265,621
Selling, general and administrative	4,358,887	2,470,761
Total operating expenses	15,367,300	9,736,382

Operating loss	(1,971,044)	(828,765)

Other income (expenses):
Interest income	82,264	45,936
Realized gains on investments	1,134,884	91,135
Unrealized gain and (losses) on investments	(759,391)	37,899
Gain (loss) on the sale of assets	493,682	(22,194)
Interest expense	(201,050)	(76,726)
Other income	84,515	27,471
Total other income	834,904	103,521

Net loss from continuing operations before income tax benefits	(1,136,140)	(725,244)
Deferred income tax benefit (note 12)	-	298,804
Net loss from continuing operations	(1,136,140)	(426,440)
Loss from discontinued operations (note 3)	(2,679,540)	(219,533)
Net loss	(3,815,680)	(645,973)
Deemed dividends (note 2)	(90,000)	(2,338,038)
Net loss applicable to common shareholders	$ (3,905,680)	$ (2,984,011)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$ (0.01)	$ (0.03)
Net loss from discontinued operations	$ (0.01)	$ (0.00)
Net loss applicable to common shareholders	$ (0.02)	$ (0.03)

Weighted average common shares	123,951,124	87,985,486

Consolidated statements of comprehensive loss
Net loss	$ (3,815,680)	$ (645,973)
Unrealized gain (loss) on shares available-for-sale	18,964	(18,964)
Comprehensive loss	$ (3,796,716)	$ (664,937)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 1999 and 1998

					Common		Accumulated
			Additional		stock		other	Total
	Common Stock		paid-in	Accumulated	subscription	Treasury	comprehensive	stockholders'
	shares	amount	capital	deficit	receivable	stock	loss	equity
Balance, January 1, 1998	46,117,060	$46,117	$4,540,482	$(2,972,871)	$-	$-	$-	$1,613,728

Issuance of restricted shares for:
Acqueren, Inc. (note 2)	26,750,000	26,750	2,113,250	-	-	-	-	2,140,000
Cinema Research Corporation
and D-Rez Corporation (note 2)	6,300,000	6,300	1,285,700	-	-	-	-	1,292,000
Investment properties (note 6)	8,000,000	8,000	728,000	-	-	-	-	736,000
Mid town Properties (note 6)	2,100,000	2,100	1,662,900	-	-	-	-	1,665,000
Employee compensation (note 11)	1,000,000	1,000	110,700	-	-	-	-	111,700
Sale of shares for cash (note 11)	15,160,000	15,160	2,308,340	-	-	-	-	2,323,5000
Exercise of stock options (note 11)	2,500,000	2,500	51,500	-	-	-	-	54,000
Common stock subscribed (note 11)	4,000,000	4,000	546,000	-	(550,000)	-	-	-
Treasury stock acquired	-	-	-	-	-	(37,251)	-	(37,251)
Stock dividend issued (note 11)	9,188,911	9,189	2,379,927	(2,389,116)	-	-	-	-
Unrealized loss on shares
available-for sale	-	-	-	-	-	-	(18,964)	(18,964)
Deemed dividend (note 6 and 11)	-	-	-	(2,338,038)	-	-	-	(2,338,038)
Net loss	-	-	-	(645,973)	-	-	-	(645,973)

Balance, December 31, 1998	121,115,971	121,116	15,726,799	(8,345,998)	(550,000)	(37,251)	(18,964)	6,895,702

Issuance of restricted shares for:
Marald, Inc. (note 2)	3,500,000	3,500	648,500	-	-	-	-	652,000
Midtowne Properties (note 11)	1,000,000	1,000	89,000	-	-	-	-	90,000
Employee compensation (note 11)	10,000	10	21,990	-	-	-	-	22,000
Exercise of stock options (note 11)	345,000	345	6,555	-	-	-	-	6,900
Proceeds from stock subscriptions	-	-	-	-	450,000	-	-	450,000
Stock subscriptions
canceled (note 11)	(250,000)	(250)	(99,750)	-	100,000	-	-	-
Treasury stock sales	-	-	-	-	-	3,223	-	3,223
Sale of available-for-sale shares	-	-	-	-	-	-	18,964	18,964

Deemed dividend (notes 6 and 11)	-	-	-	(90,000)	-	-	-	(90,000)
Net loss	-	-	-	(2,365,680)	-	-	-	(2,365,680)

Balance, December 31, 1999	125,720,971	$125,721	$16,393,094	$(10,801,678)	$ -	$(34,028)	$ -	$5,683,109
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 1999 and 1998

	1999	1998
Cash flows from operating activities:
Net loss	$ (3,815,680)	$ (645,973)
Loss from discontinued operations	2,679,540	219,533
Net loss from continuing operations	(1,136,140)	(426,440)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	408,048	245,001
Inventory reserve	(8,466)	62,682
Common stock issued for services	22,000	111,700
Deferred tax benefits	-	(298,804)
Realized gain on sale of securities	(1,134,884)	(91,135)
(Increase) decrease in market value of trading securities	759,391	(37,899)
Loss on disposal of equipment	6,320	21,994
Gain on sale of subsidiary	(143,928)	-
Purchase of trading securities, net	(1,402,576)	(94,091)
Minority interest expensed to operations	70,298	-
Changes in operating assets, net of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(442,239)	1,214,877
(Increase) decrease in inventories	1,701	178,516
Increase in prepaid expenses	46,993	27,595
(Increase) decrease in other assets	135,943	(143,744)
Changes in operating liabilities, net of acquisitions and dispositions:
Increase (decrease) in accounts payable and accrued expenses	1,022,800	(1,356,125)
Net cash used in operating activities	(1,794,739)	(585,873)

Cash flows from investing activities:
Proceeds (purchase) of available-for-sale securities, net	1,167,605	(134,848)
Capital expenditures for property and equipment	(303,096)	(170,309)
Purchase of real estate property	-	(167,922)
Purchase of certificates of deposit	-	(1,150,000)
Notes receivable	178,000	(116,190)
Proceeds from disposition of assets	131,076	25,000
Cash received in acquisitions	-	896,957
Cash paid for acquisitions	(142,159)	-
Net cash provided by (used in) investing activities	1,031,426	(817,312)

Cash flows from financing activities:
Proceeds from issuance of stock	456,900	2,377,500
Proceeds from notes payable	99,261	96,467
Repayments on notes payable	(154,144)	(83,527)
Principal payments on capital lease obligations	(14,965)	-
(Purchase) sale of treasury stock	2,662	(37,251)
Net cash provided by financing activities	389,714	2,353,189

Net increase (decrease) in cash	(373,599)	950,004

Cash at beginning of year	1,012,995	62,991
Cash at end of year	$ 639,396	$ 1,012,995

Supplemental schedule of cash flow information:
Interest paid	$ 201,051	$ 72,941

Non-cash transactions:
Acquisition of land for common stock	$-	$305,444
Acquisition of property and equipment for note payable	$-	$79,682
Net purchase of securities on margin	$428,218	$195,645
Issuance of note payable in acquisition	$-	$(303,300)
Subscriptions of common stock	$-	$550,000
Deemed dividends	$90,000	$2,338,038
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

Intangible Assets

The Company's intangible assets represent goodwill acquired in the acquisitions discussed in Note 3 and the noncompete agreements. The Company amortizes goodwill over a 15-21 year period and the noncompete agreements over their term of 5 to 6 years on a straight-line basis.

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

(2) Acquisitions

The purchase allocation is summarized as follows:

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

Effective September 30, 1999, the Company exchanged 100% of the shares of Modern Film Effects, Inc., d.b.a. Cinema Research Corporation (including Digital Research Corporation) ("CRC"), a California corporation and subsidiary of the Company, for 60.8% of the then outstanding total of 5,100,000 newly issued, restricted, common shares of World Wide Net, Inc. (WWN) (OTC:BB). Prior to the acquisition of CRC, WWN had only nominal assets and no operations during the preceding years. Accordingly, the investment in WWN was recorded at the historical cost basis of CRC of $106,072 at the effective date of the transaction. Since this transaction resulted in majority ownership of WWN, the Company consolidated WWN as of December 31, 1999.

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

(3) Discontinued Operations – Sale of CRC

Effective October 1, 1999, WWN sold all its shares of CRC to Cinema Investment Group, Inc. ("Cinema"). WWN received a note receivable for $250.000. Cinema assumed liability for notes payable of $1,200,000; however, one of the notes in the amount of $1,000,000 was secured by a certificate of deposit in the amount of $1,000,000 owned by AIII at December 31, 1999, and the other note in the amount of $200,000 was guaranteed by AIII. Since net assets exceeded proceeds of the sale, the Company originally recognized a loss of $266,345 at date of disposal. Subsequent to December 31, 1999, the Company determined the $250,000 note to be uncollectible and established an allowance for the total balance of the note. In addition, in April 2000, the two banks required the Company to pay-off the two secured notes. The $1,000,000 certificate of deposit was used to pay-off one of the notes. Because of the transactions noted above, the 1999 financial statements have been restated for the following items:

1)	Record an allowance for the $250,000 note receivable from the owners of CRC.
2)	Record the notes payable in the amount of $1,200,000 on the books of AIII. The $1,200,000 notes will be included under current liabilities as "net liabilities from discontinued operations."
3)	Record a note receivable from the owners of CRC in the amount of $1,200,000. However, management believes that the collectibility of the note is uncertain; therefore, an allowance for doubtful account in the amount of $1,200,000 will also be recorded.

The loss on the disposition of CRC and the total loss from discontinued operations are as follows:

CRC net assets at October 1, 1999	$ 106,072
Proceeds from the sale (note receivable) (WWN)	(250,000)
Allowance for uncollectible note receivable (WWN)	250,000
Allowance for uncollectible note receivable (AIII)	1,200,000
Loss on disposition of CRC	1,306,072
CRC's 1999 operating loss	1,373,468
Loss from discontinued operations	$2,679,540

CRC, acquired in the fourth quarter of 1998, comprised the Media/Entertainment segment of the Company’s total operations. Shown below is a summary of certain elements of CRC’s operations, financial position and cash flows reflected in the Company’s consolidated financial statements from the period of acquisition in 1998 to the date of disposition in 1999:

	1999	1998
Income statement data:
Revenues	$2,685,251	$1,305,422
Cost and expenses	(4,058,719)	(1,497,637)
Operating loss	(1,373,468)	(219,533)
Balance sheet data:
(at September 30, 1999 and December 31, 1998)
Current assets	$381,860	$592,044
Property and equipment, net	3,274,026	3,630,244
Total assets	3,766,131	4,391,898
Current liabilities	(2,353,539)	(1,915,279)
Other liabilities	(1,306,520)	(1,196,152)
Net assets of discontinued operations	106,072	1,280,467
Cash flow data:
Cash flows from operations	$(45,095)	$N/A
Cash flows from investing activities	(126,013)	N/A
Cash flows from financing activities	(80,735)	N/A
Net cash flows from discontinued operations	$(251,843)	$N/A

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

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	December 31
	1999	1998
Net loss applicable to common stockholders:
As reported	$(3,905,680)	$(2,684,011)
Pro forma	$(3,905,680)	$(2,828,211)
Loss per share:
As reported	$(.03)	$(.03)
Pro forma	$(.03)	$(.03)

A summary of the status of the Company's stock options to employees as of December 31, 1999, and 1998 changes during the periods ending on those dates is presented below:

	Shares	Weighted-Average Exercise Price December 31, 1999	Shares	Weighted-Average Exercise Price December 31, 1998
Outstanding at beginning of period	3,020,000	12	1,000,000.02
Granted	60,000.13		2,020,000.12
Exercised	(45,000)	(.02)	-	-
Canceled	(20,000)	.34	-	-
Outstanding and exercisable at end of period	3,015,000.12		3,020,000.09
Weighted average fair value of options granted during the period	60,000.13		2,020,000.12

The following table summarizes information about fixed stock options to employees outstanding at December 31, 1999:

Exercise Price	Number Out-standing and Exercisable at December 31, 1999	Weighted Average Remaining Contractual Life (Years) at December 31, 1999
$ .02	1,000,000	3.00
$ .12	2,000,000	1.42
$ .24	15,000	2.00
$ .02 - 24	3,015,000	1.96

(12) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	1999	1998
Tax benefit computed at statutory rate for continuing operations	$(386,000)	$(246,583)
Non-deductible permanent difference	-	42,196
Change in valuation allowance, net of valuation allowance of acquired subsidiaries	386,000	(94,417)
Tax benefit for continuing operations	$ -	$ (298,804)
Tax expense (benefit) of discontinued operations	$ -	$ -

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	1999	1998
Deferred tax assets:
Net operating loss	$2,121,000	$ 1,734,583
Provision for doubtful accounts		21,000
Other	21,000	18,000
Total deferred tax asset	2,142,000	1,773,583
Valuation allowance	(1,555,000)	(1,536,642)
Net deferred asset	587,000	236,941
Deferred tax liability:
Capital leases	107,000
Difference in carry value of property and equipment	480,000	236,941
Total deferred tax liability	587,000	236,941
Net deferred tax liability	$ -	$ -

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

Consolidated net revenues, net operating losses, and identifiable assets were as follows:

	December 31,
	1999	1998
Net Revenues:
Industrial/Commercial	$13,396,256	$ 8,907,617
Oil and gas	-	-
Real estate	-	-
Corporate	-	-
	$13,396,256	$8,907,617
Income (loss) from operations:
Industrial/Commercial	$ 158,712	$ 213,072
Oil and gas	(6,813)	(8,300)
Real estate	(74,486)	(115,291)
Corporate expenses	(2,048,457)	(918,246)
	$(1,971,044)	$(828,765)
Identifiable assets:
Industrial/commercial	$8,257,502	$6,183,083
Media/Entertainment	-	1,280,467
Oil and gas	70,006	63,763
Real estate	996,065	576,772
Corporate	834,941	1,844,665
	$10,158,514	$9,948,750

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

(16) Subsequent Events

In January 2000, the Company sold 2,500,000 shares of the Company's restricted common stock for $40,000 to a director of the Company.

In May 2000, the Company sold 30,000,000 shares of the Company's restricted common stock to a company controlled by the brother of the CEO of AIII for total consideration of $500,000. Of this amount, $250,000 was paid by conversion of an existing debt. The Company received cash for the remaining $250,000. The company that purchased the restricted common stock agreed to a two-year lock-up agreement whereby the stock is restricted for a two-year period, without registration rights. In addition, the Company received a 12-month commitment to borrow up to $500,000 for working capital requirements.

In June 2000, the Company sold 10,000,000 shares of the Company's restricted common stock to a trust established for the benefit of the son of the Company's CEO for a total purchase price of $200,000.

(17) Restatement

The Company's financial statements for the year ended December 31, 1999 have been restated to properly reflect the disposition of CRC. As noted in Note 3 above, certain transactions, which occurred subsequent to December 31, 1999, caused management to reevaluate the collectibility of the consideration received (note receivable in the amount of $250,000) for the sale of CRC and the assumption of liabilities related to CRC.

The effects of the restatement is a follows:

	As previously reported	Changes	As restated
Consolidated Balance Sheet:
Notes receivable, current	$ 431,691	$ (250,000)	$ 181,691
Note receivable, long-term	-	1,200,000	1,200,000
Allowance for long-term note receivable	-	(1,200,000)	(1,200,000)
Net liabilities from discontinued operations	-	1,200,000	1,200,000
Minority interest	70,298	(70,298)	-
Accumulated deficit	(10,801,678)	(1,450,000)	(12,251,678)

Consolidated Statements of Operations:
Loss from discontinued operations	(1,229,540)	(1,450,000)	(2,679,540)
Net loss applicable to common shareholders	(2,455,680)	(1,450,000)	(3,905,680)
Net loss per share from discontinued operations	(.01)	(.01)	(.02)
Net loss per share to common shareholders	(.02)	(.01)	(.03)

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Company’s Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

Name	Age	Position
Daniel Dror, Sr.	60	Chairman of the Board, Chief Executive Officer
Erick Friedman	60	Director
Charles R. Zeller	59	Director
John W. Stump III	56	Chief Financial Officer
Rebekah Laird-Ruthstrom	45	Secretary and Treasurer

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

Charles R. Zeller  is President of Texas Real Estate Enterprises, Inc. ("TREE"), a wholly owned subsidiary of the Company, as well as President of MidTowne Properties, Inc. , a wholly owned subsidiary of TREE. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of  Gulf Crest in downtown Pearland, TX. He has experience as a real estate investor and developer for 35 years,  including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of Realamerica Corporation.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners have not yet filed all reports required under Section 16(a). The Company has been informed that all Forms 3 (Initial Report), 4 (Changes) and 5 (Annual Report) required to be filed by Daniel Dror Sr., Erick Friedman, Charles Zeller, John W. Stump III, Rebekah Laird-Ruthstrom who are the Company's executive officers and directors, and by Elk International , which is owned by Elkana Faiwuszewicz, Daniel Dror's brother, and the the Daniel Dror Trust II of 1998, which are control shareholders will be filed.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 12, 2000, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

Name and address of beneficial owner(*)	Number of shares of common stock beneficially owned	Percentage of ownership(5)
Daniel Dror, Sr.(2)	2,000,000	1.4
Elk International Corporation, Ltd.(1)	20,060,000	14.5
Marc Fields	0	0
Charles R. Zeller
Erick Friedman	7,200,000	5.2
John W. Stump III	0	0
Rebekah Laird-Ruthstrom(3)	16,131,000	11.6
Daniel Dror II Trust of 1998(4)	6,351,363	4.6
All executive officers and directors as a group (4 persons)	9,350,000	6.7

(*)The business address of each principal stockholder is the same as the address of the Company's principal executive offices except: Mr. Fields whose business address is 11601 Highway 32 in Nicholls, Georgia 31554; Mr. Faiwuszewicz, the owner of Elk, whose business address is P.O. Box SS-19084, Nassau, Bahamas; and Mr. Daniel Dror II whose business address is 1412 N. Blvd., Houston, Texas 77006.

(1) The Elk International Corporation, Ltd. holds 20,060,000 shares listed above, and the president of Elk International Corporation, Ltd. is Elkana Faiwuszewicz, Mr. Dror's brother. Mr. Dror disclaims any beneficial interest in nor is he an officer or director of Elk International Corporation, Ltd.

(2) Consists of an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.04 per share. This does not include shares owned by the Daniel Dror II Trust of 1976, the Daniel Dror II Trust of 1998 or the Daniel Dror

(3) Includes: (a) 150,000 shares of Common Stock owned of record and beneficially; and (b) 7,901,0000 shares of Common Stock held by the Daniel Dror II 1976 Trust, of which Ms. Laird-Ruthstrom is trustee, and  8,080,000 shares of Common Stock held by Daniel Dror & Company, Inc., of which Ms. Laird-Ruthstrom is an officer, with respect to which Ms. Laird-Ruthstrom disclaims any beneficial interest.

(4) The trustee and sole beneficiary of the Daniel Dror II Trust of 1998 is Daniel Dror II. Daniel Dror, Sr. has no affiliation with this Trust and disclaims any beneficial interest.
(5) Based upon 138,452,585 shares of Common Stock outstanding at December 12, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Part II, Item 5, "Recent Sales of Unregistered Securities" with regard to the transactions involving the sale of unregistered shares discussed below. The calculation of the sale price of restricted shares and the exercise price for the options granted, as discussed below, takes into consideration the following: the Company’s Common Stock did not trade actively over the periods discussed below; the spread between the high asked and low bid during the dates involved; the relative lack of liquidity applicable to the Company’s Common Stock following the delisting of the Company's Common Stock from the OTC:BB; and that the Company was unable to secure financing from unaffiliated parties due to the fact that its shares of Common Stock were delisted from the NASDAQ OTC:BB on November 4, 1999 following which its shares were quoted on the "pink sheets." The market for the Common Stock traded on the "pink sheets" is limited, sporadic and highly volatile.

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

In May  2000 the Company entered into transactions involving the sale of restricted  shares of Common Stock to Elk, a company controlled by Daniel Dror's brother, but of which Mr. Dror disclaims any beneficial ownership or interest, and Elk also converted debt into equity as discussed in (i) below. In June 2000 the Company also sold restricted shares of Common Stock to the Daniel Dror II Trust of 1998 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 15,000,000 restricted shares of Common Stock, which conversion was based upon a price of $.0166 per share. On December 12, 2000 the conversion price was adjusted to $.04 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. As a  result the number of shares issued to Elk upon the conversion was adjusted from 15,000,000 shares of Common Stock to 6,250,000 shares of Common Stock. In addition, On May 17, 2000 the Company sold to Elk 15,000,000 shares of Common Stock for cash consideration of $250,000 or $.0166 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000 as of May 17, 2000 to a price of $.04 per share, the closing price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 15,000,000 shares to 6,250,000 shares.   The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights  and the waiver of  the availability to Elk of Rule 144 under the Act to resell these shares. In addition,  in a separate letter commitment dated on May 17, 2000 Elk gave the Company a one-year commitment to loan up to  $500,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by Elk will be evidenced by an 8% note or at the option of Elk and at December 12, 2000 Elk and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements; and

(ii) On June 12,  2000 the Company sold to the Daniel Dror II Trust of 1998 10,000,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $0.02 per share. The price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $.055 per share. The Company and the Daniel Dror II Trust of 1998 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000 as of June 12, 2000 to a price of $.055 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 10,000,000 shares to 3,636,363 shares.  Further, in a separate letter commitment dated June 12, 2000 the Daniel Dror II Trust of 1998 gave the Company a one-year commitment to loan the Company up to $200,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by the Daniel Dror Trust II of 1998 in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by the Trust will be evidenced by an 8% note and at December 12, 2000 the Trust and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements.

The Company believes that the transactions with Elk and the Daniel Dror II of 1998 are as fair as those obtainable from independent third parties, if in fact, any funding was available from independent third parties. Further, following the delisting of the Company's Common Stock from the OTC:BB on November 4, 1999, the Company was not readily able to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of the restricted shares of Common Stock and the conversion of debt into restricted shares.

See the Note to Consolidated Financial Statements, "Subsequent Events" with regard to the issuance and sale of a total of 18,636,363 restricted shares of Common Stock to related parties. Further, reference is also made to Item 6, Part II, and the disclosure under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" regarding discussion of the Company’s Liquidity and Capital Resources.

The Company obtains approval from its entire Board of Directors prior to any acquisitions. If any transactions are executed or contemplated with a related party or affiliate of the Company, such relationship is disclosed prior to a vote of the Board of Directors. Prior to entering into any real estate transaction with affiliated parties, the Company obtains appraisals from MAI Appraisers for Board of Director consideration. Prior to entering into any financing arrangement with any affiliated parties, including the loan commitments and other debt and equity transactions with Elk and the Daniel Dror II Trust of 1998, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions. Mr. Dror, the Company's chief executive officer and chairman, abstained from voting at the meetings of the Board of Directors dated May 17, 2000, June 12, 2000 and December 12, 2000, at which the transactions with Elk and the Trust during the year 2000 were approved. Further, the Company believes that the terms of each transaction made with related parties or affiliates discussed above are as fair as those obtainable from independent third parties, if in fact terms were available from independent third parties. Further, following the delisting of our shares from the OTC:BB on November 4, 1999, we were unable to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of our shares of Common Stock and the conversion of debt into equity. As of April 1999, the Company determined that any advances or loans made by the Company to any related parties or affiliates will be made at an interest rate no lower than the current prime rate plus 2%.

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

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	December 14, 2000
Daniel Dror

/s/ Erick Friedman	Director	December 14, 2000
Erick Friedman