Form 10QSB/A
period 2000-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-12-19
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark one)
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

(281) 334-9479
(Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [  ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer's classes of common equity outstanding as of the latest practicable date:
Common Stock, $.001 par value, 138,452,585 outstanding as of December 12, 2000.

FORWARD LOOKING STATEMENTS: THIS FORM 10-QSB/A AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMERICAN INTERNATIONAL INDUSTRIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-QSB/A, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation

7171 Harwin Drive, Suite 306
Houston, Texas 77036-2197
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com

Independent Auditors’ Letter

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

As discussed in Note 3, the Company's financial statements as of June 30, 2000 have been restated to reflect the restatement of the 1999 financial statements.

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
August 18, 2000, except with respect to Note 3 to which the date is December 12, 2000

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999
(Unaudited - see accompanying accountants' review report)

	2000	1999
Assets	(Reviewed) Restated	(Audited) Restated
Current assets:
Cash	$ 390,524	$ 639,396
Restricted certificates of deposit	-	1,150,000
Trading securities	539,936	1,006,779
Accounts receivable, less allowance for doubtful accounts of
$138,236 in 2000 and $135,614 in 1999	2,042,065	1,609,561
Notes receivable	92,926	181,691
Inventories	1,136,326	1,199,947
Prepaid expenses and other current assets	20,422	45,510
Total current assets	4,222,199	5,832,884

Note receivable, net of allowance for doubtful accounts of $1,200,000 at June 30, 2000 and December 31, 1999	-	-
Real estate held for sale	939,584	939,584
Property and equipment, net of accumulated
depreciation and amortization	1,541,624	1,588,222
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$190,518 in 2000 and $132,729 in 1999	1,546,242	1,604,031
Non-compete agreements, net of accumulated amortization of
$375,000 in 2000 and $325,000 in 1999	125,000	175,000
Other assets	20,764	18,793
Total assets	$ 8,395,413	$ 10,158,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	2,686,212	448,261
Margin loan from financial institution	248,729	523,863
Current installments of notes payable to related parties	221,000	471,000
Current installments of notes payable	496,509	487,444
Current installments of capital lease obligations	41,586	45,109
Net assets from discontinued operations	-	1,200,000
Total current liabilities	3,694,036	5,175,677
Notes payable to related parties, less current installments	-	-
Notes payable, less current installments	695,478	703,596
Capital lease obligations, less current installments	25,620	46,132
Total liabilities	4,415,134	5,925,405

Stockholders' equity:
Preferred stock, $.001par value. Authorized
10,000,000 shares: none issued		-
Common stock, $.001 par value. Authorized 200,000,000 shares:
138,810,585 shares issued and 138,392,585 shares outstanding at June
30, 2000, 125,972,971shares issued and 125,720,971
shares outstanding at December 31, 1999	138,393	125,721
Additional paid-in capital	17,088,422	16,393,094
Accumulated deficit	(12,794,508)	(12,251,678)
Total stockholders 'equity	4,432,307	4,267,137
Less common stock subscriptions	(418,000)	-
Less treasury stock, at cost (252,000 shares)	(34,028)	(34,028)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	3,980,279	4,233,109
Commitments and contingent liabilities	-	-
Total liabilities and stockholders' equity	$ 8,395,413	$ 10,158,514
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended June 30, 2000 and 1999
(Unaudited - see accompanying accountants' review report)

	Three months ended June 30,		Six months ended June 30,
	2000 (Reviewed)	1999 (Unaudited)	2000 (Reviewed)	1999 (Unaudited)
Revenues	$ 3,865,112	$ 4,845,862	$ 7,063,115	$ 7,902,564

Costs and expenses:
Cost of sales	3,329,343	4,137,910	5,975,133	6,150,020
Selling, general and administrative	751,227	1,289,821	1,487,863	2,027,949
Total operating expenses	4,080,570	5,427,731	7,462,996	8,177,969

Operating income (loss)	(215,458)	(581,869)	(399,881)	(275,405)

Other income (expenses):
Interest income	10,259	16,298	33,244	29,948
Realized gains on investments	131,437	1,096,128	178,808	1,145,030
Unrealized gain and (losses) on investments	(529,017)	423,795	(270,643)	332,397
Other Income	(1,081)	6,872	1,834	75,889
Interest expense	(36,927)	(31,542)	(86,192)	(98,321)
Total other income (expenses)	(425,329)	1,511,551	(142,949)	1,484,943

Net earnings(loss) before income tax	(640,787)	929,682	(542,830)	1,209,538
Provision for income tax	-	-	-	-
Net earnings (loss) from continuing operations	(640,787)	929,682	(542,830)	1,209,538
Loss from discontinued operations (note 2)	-	(560,602)	-	(799,184)
Net earnings (loss)	$ (640,787)	$ 369,080	$ (542,830)	$ 410,354

Net earnings (loss) per common share - basic and diluted:
Net earnings (loss) from continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Net earnings (loss) from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Net earnings (loss) applicable to common shareholders	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares -
basic and diluted	133,235,350	124,853,043	131,347,238	124,853,043

Consolidated statements of comprehensive income (loss):
Net earnings (loss)	$ (640,787)	$ 369,080	$ (542,830)	$ 410,354
Unrealized gain (loss) on shares available-for-sale:
Unrealized holding gain (loss) arising during the period	-	62,875	-	1,051,720
Less: reclassification adjustment for gain included in net income	-	(1,031,703)	-	(1,032,756)
Comprehensive income (loss)	$ (640,787)	$ (599,748)	$ (542,830)	$ 429,318
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 30, 2000 and 1999
(Unaudited - see accompanying accountants' review report)

	2000	1999
	(Review Restated	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(542,830)	$410,354
Loss from discontinued operations	-	799,184
Net earnings (loss) from continuing operations	(542,830)	1,209,538
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	194,062	169,254
Realized gain on sale of securities	(178,808)	(1,145,033)
(Increase) decrease in market value of equity securities	270,643	(332,397)
(Increase) decrease in assets:
Accounts receivable	(464,504)	(2,583,976)
Inventories	63,621	(182,127)
Prepaid expenses and other current assets	25,088	(104,444)
(Purchase) sale of trading securities, net	99,874	(1,467,967)
Other assets	(1,971)	106,444
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	237,951	1,428,517
Decrease in net liabilities from discontinued operations	(1,200,000)	-
Deferred revenues	-	19,756
Net cash used in continued operations	(1,496,874)	(2,882,435)
Net cash provided by discontinued operations	-	559,213
Net cash used in operating activities	(1,496,874)	(2,323,222)

Cash flows from investing activities:
Proceeds from sale of available-for-sale investment securities	-	1,167,605
Purchase of property and equipment	(39,675)	(161,956)
Redemption of certificate of deposit	1,150,000	-
Cash paid for acquisitions	-	(141,306)
Notes receivable	-	(7,000)
Net cash provided by (used in) investing activities	1,110,325	(857,343)

Cash flows from financing activities:
Proceeds from stock subscriptions	-	456,000
Proceeds from issuance of stock	72,000	-
Repayments of notes receivable	88,765	-
Proceeds from note payable	200,000	1,135,311
Repayments of notes payable	(199,053)	(315,610)
Principal payments on capital lease obligations	(24,035)	(196,087)
Sale of treasury stock	-	4,190
Net cash provided by financing activities	137,677	1,083,804

Net increase (decrease) in cash	(248,872)	(382,075)

Cash at beginning of year	639,396	1,012,995
Cash at end of period	$390,524	$630,920
Supplemental schedule of cash flow information:
Interest paid	$86,192	$204,322
Non-cash transactions:
Purchase of securities on margin	$-	$149,072
Purchase of subsidiary assets and liabilities through the issuance of common stock and options:
Accounts receivable	$-	$87,215
Inventory	-	36,496
Property and equipment	-	43,000
Other assets	-	1,885
Goodwill	-	674,764
Accounts payable	-	(76,498)
Notes payable	-	(30,500)
Notes payable to related parties	-	(30,000)
Other liabilities	-	(220)
	$-	$706,142
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

As contemplated by the Securities and Exchange Commission (SEC) under Regulation S-B, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited consolidated financial statements and related footnotes.

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

Consolidated net revenues, net operating losses for the six months ended June 30, 2000 and 1999, and identifiable assets as of June 30, 2000 and 1999, were as follows:

	2000	1999
Revenues:
Industrial/Commercial	$ 7,045,694	$ 7,296,743
Real estate	12,654	600,000
Oil and gas	4,767	5,821
	$ 7,063,115	$ 7,902,564
Operating income (loss):
Industrial/Commercial	$ (31,676)	$ 162,970
Real estate	(15,631)	451,602
Oil and gas	4,644	807
Corporate expenses	(357,218)	(890,784)
	$ (399,881)	$ (275,405)
Identifiable assets:
Industrial/Commercial	$ 8,124,470	$ 10,293,211
Media/Entertainment	-	3,954,360
Real estate	948,638	1,139,736
Oil and gas	74,659	65,573
Corporate	752,354	2,295,399
	$ 8,395,413	$ 17,748,279

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

(3) Restatement

The Company's financial statements for six months ended June 30, 2000 have been restated to reflect the restatement of the 1999 financial statements. As noted in Note 3 to the 1999 restated financial statements, certain transactions, which occurred subsequent to December 31, 1999, caused management to reevaluate the collectibility of the consideration received (note receivable in the amount of $250,000) for the sale of CRC and the assumption of liabilities related to CRC.

The effects of the restatement as of June 30, 2000 is a follows:

	As previously		As
	reported	Changes	restated
Consolidated Balance Sheet:
Notes receivable, current	$ 342,926	$ (250,000)	$ 92,926
Note receivable, long-term	-	1,200,000	1,200,000
Allowance for long-term note receivable		(1,200,000)	(1,200,000)
Minority interest	70,298	(70,298)	-
Accumulated deficit	(11,344,508)	(1,450,000)	(12,794,508)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data

As used in this Quarterly Report,  the terms  "we", "us", "our" "AIII" and the "Company" means American International Industries, Inc., a Nevada corporation. To the extent that we make any forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements, which forward-looking statements may include, but not  be limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Generally, forward-looking statements include phrases with words such as  "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

We are a holding company and currently have six wholly owned operating subsidiaries and one majority-owned (consolidating) subsidiary.     The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of these companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Form 10-KSB/A for our year ended December 31, 1999 filed with the Securities and Exchange Commission ("SEC") on December 15, 2000 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2 of the Notes to Consolidated Financial Statements which were filed as part of the Form 10-KSB/A.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry; (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. Prior to 1999,we had a media/entertainment segment, which we sold in 1999. The comparative segment information for 1999 had been restated to delete the media entertainment data, which had been treated as a loss from discontinued operations in 1999. The corporate overhead includes our investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments" see Note 2 to the Consolidated Notes to Financial Statements  in Item 1, Consolidated Financial Statements above.

Results of Operations - American International Industries, Inc. Consolidated

This Form 10-QSB/A for June 30, 2000 contains revised financial statements and a revised discussion under Management's Discussion and Analysis-Liquidity and Capital Resources.

We have made adjustments in this Form-10QSB/A for the period ended June 30, 2000 from the initial report for this period which was filed in August 2000. These adjustments were deemed necessary because of the timing of the application of the certificate of deposit of $1 million and our reevaluation of the collectibility of the $250,000 note receivable from Cinema Research Corporation ("CRC"). These events  should have been reflected in the Company's Form 10-QSB for the period ended June 30, 2000 which was filed in August 2000.

The Company has also restated - see Note 3, Restatement, to the Notes to Consolidated Financial Statements - the financial statements regarding the reevaluation by the Company of the CRC disposition  (See also note 17 - Restatement in the Notes to the Consolidated Financial Statements of the Form 10-KSB/A filed on December 15, 2000). The Company determined that  the Company has no recourse to recover CRC and as a result the sale has been treated as final. Nevertheless, because of the serious doubts about the collectibility of the notes receivable, the liability portion of the Consolidated Balance Sheet, as restated, (see Note 3 in the Notes to the Consolidated Financial Statements) reflects an allowance of $1,200,000 for the long-term note receivable of $1,200,000 and a write-off and reduction of the current notes receivable of $250,000. The Consolidated Statement of Operations, as restated, contains therefore an additional loss from discontinued operations in the amount of $1,450,000.

Three Months and Six Months Ended June 30, 2000 Compared to Three Months and Six Months Ended June 30, 1999

For the six-month periods ended June 30, 2000 and 1999, the Company's revenues decrease from $7,902,564 to $7,063,115 and for the three-month periods decreased from $4,845,862 to $3,865,112. The revenues for the six months and three months ended June 30, 2000 decreased by $839,449 or 10.6% and $980,750 or 20.2%, respectively, compared to the same periods in the prior years. The decrease in revenue was primarily the result of decreasing sales of approximately $921,000 at our subsidiary NPI for the six months ended June 30, 2000.

Cost of goods sold for the six and three months ended June 30, 2000 decreased by $174,887 or 2.8% and by $808,567 or 19.5%, respectively, over the same periods in the prior year. The total cost of goods sold for the six-month periods decreased from $6,150,020 to $5,975,133 and for the three-month period from $4,137,910 to $3,329,343. The decrease in cost of goods sold for the six months ended June 30, 2000 was primarily attributable to a decrease in sales at NPI. Cost of goods sold as a percentage of net sales increased over the six-month periods from 77.8% to 84.6%. This increase is primarily due to the sale of an option to purchase real estate in 1999. The cost of the option ($100,000) was recorded in 1998 and the sale of the option actually occurred in February 1999 for a price of $600,000. Cost of goods sold as a percentage of net sales increased by 85.4% to 86.1% for the three-month periods ended June 30, 2000 and 1999.

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and professional services. Selling, general and administrative expenses for the six and three months ended June 30, 2000 decreased by $540,086 or 26.6% and decreased by $538,594 or 41.8% over the comparable periods the the prior year. Selling, general and administrative expenses as a percentage of sales decreased from 25.7% to 21.1% for the comparable six-month periods and decreased from 26.7% to 19.4% for the comparable three-month periods. The decrease in selling, general and administrative expenses for the six months and three months periods ended June 30, 2000 was attributable to the decrease in the cost of auditing and accounting services incurred during these periods in 2000.

Operating losses for the six months ended June 30, 2000 increased by $124,476 compared to the same period in 1999. Operating losses for the three months ended June 30, 2000 decreased by $366,411 over the same period in 1999.

Liquidity and Capital Resources

The Company's operations have been financed principally through internal growth and liquid assets on hand. At June 30, 2000, the Company's working capital was $528,163.

Net cash used by operating activities for the six months ended June 30, 2000 of $1,496,874 was primarily due to the Company paying-off two notes ($1,000,000 and $200,000) that were the liabilities of CRC. The Company's bank required us to apply the $1,000,000 restricted certificate of deposit to pay-off one of the notes. (see Note 3 - Restatement in the Notes to the Consolidated Financial Statements)

Net cash provided by investing activities for the six months ended June 30, 2000 of $1,110,325 was primarily due to the redemption of restricted certificates of deposit in the amount of $1,150,000 to pay-off notes to banks.

Net cash provided by financing activities for the six months ended June 30, 2000 of $137,677 was primarily due to receipts of proceeds from the sale of the Company's common stock in the amount of $72,000 and the reduction of a note receivable in the amount of $88,765.

The Company believes that internally generated funds and the available borrowings under its exiting credit facilities will provide sufficient liquidity and enable it to meet current and foreseeable working capital requirements.

Part II

Item 1. Legal Proceedings

None, reference is made to Item 3. in Part I of the amended Form 10-KSB filed on December 15, 2000.

Item 2. Changes in Securities and Use of Proceeds

The following information sets forth certain information as of December 12, 2000, for all securities the Company sold since March 31, 2000, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

1. In May  2000 the Company entered into transactions involving the sale of restricted  shares of Common Stock to Elk, a company controlled by Daniel Dror's brother, but of which Mr. Dror disclaims any beneficial ownership or interest, and Elk also converted debt into equity as discussed in 2(i) below.

In June 2000 the Company also sold restricted shares of Common Stock to the Daniel Dror II Trust of 1998 as discussed in 2(ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

2 (i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 15,000,000 restricted shares of Common Stock, which conversion was based upon a price of $.0166 per share. On December 12, 2000 the conversion price was adjusted to $.04 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. As a  result the number of shares issued to Elk upon the conversion was adjusted from 15,000,000 shares of Common Stock to 6,250,000 shares of Common Stock. In addition, on May 17, 2000 the Company sold to Elk 15,000,000 shares of Common Stock for cash consideration of $250,000 or $.0166 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000 as of May 17, 2000 to a price of $.04 per share, the closing price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 15,000,000 shares to 6,250,000 shares.   The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights  and the waiver of  the availability to Elk of Rule 144 under the Act to resell these shares. In addition,  in a separate letter commitment dated on May 17, 2000 Elk gave the Company a one-year commitment to loan up to  $500,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by Elk will be evidenced by an 8% note or at the option of Elk and at December 12, 2000 Elk and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements; and

(ii) On June 12,  2000 the Company sold to the Daniel Dror II Trust of 1998 10,000,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $0.02 per share. The price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $.055 per share. The Company and the Daniel Dror II Trust of 1998 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000 as of June 12, 2000 to a price of $.055 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 10,000,000 shares to 3,636,363 shares.  Further, in a separate letter commitment dated June 12, 2000 the Daniel Dror II Trust of 1998 gave the Company a one-year commitment to loan the Company up to $200,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by the Daniel Dror Trust II of 1998 in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by the Trust will be evidenced by an 8% note and at December 12, 2000 the Trust and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements. The Company believes that the transactions with Elk and the Daniel Dror II of 1998 are as fair as those obtainable from independent third parties, if in fact, any funding was available from independent third parties. Further, following the delisting of the Company's Common Stock from the OTC:BB on November 4, 1999, the Company was not readily able to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of the restricted shares of Common Stock and the conversion of debt into restricted shares.

The Company believes transactions in (1) through (2) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	The Registrant's amended Form 10-KSB/A for the year ended 1999 is incorporated herein by reference.
27	Financial Data Schedule
99.1	Save Harbor Compliance Statement for Forward-Looking Statements

DESCRIPTION OF EXHIBITS

EXHIBIT 99.1PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Fifth Avenue Acquisition I Corp. ("the Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB/A AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMERICAN INTERNATIONAL INDUSTRIES INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

(b) Reports on Form 8-K – No reports were filed for the quarter ended June 30, 2000.

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

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	December 19, 2000
Daniel Dror

/s/ Erick Friedman	Director	December 19, 2000
Erick Friedman