Form 10QSB/A
period 2000-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-12-21
CIK 1073146

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
Common Stock, $.001 par value, 139,868,991 outstanding as of December 20, 2000.
Page 1 of 13

FORWARD LOOKING STATEMENTS: THIS FORM 10-QSB/A AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMERICAN INTERNATIONAL INDUSTRIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO OUR FORM 10-QSB/A FOR THE PERIOD ENDED JUNE 30, 2000 FILED ON DECEMBER 18, 2000, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

As discussed in Note 4, the Company's financial statements as of March 31, 2000 have been restated to reflect the restatement of the 1999 financial statements.

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
August 4, 2000, except with respect to Note 4 to which the date is December 12, 2000

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2000 and December 31, 1999
(Unaudited - see accompanying accountants' review report)

	2000	1999
Assets	Restated	(Audited) Restated
Current assets:
Cash	$ 791,042	$ 639,396
Trading securities	1,000,000	1,150,000
Accounts receivable, less allowance for doubtful accounts of
$138,066 at March 31, 2000 and $135,614 at December 31, 1999	1,155,282	1,609,561
Notes receivable	1,628,589	181,691
Inventories	190,458	1,199,947
Prepaid expenses and other current assets	33,858	45,510
Total current assets	5,962,536	5,832,884

Note receivable, net of allowance for doubtful accounts of $1,200,000 at March 31, 2000 and December 31, 1999	-	-
Real estate held for sale	939,584	939,584
Property and equipment, net of accumulated
depreciation and amortization	1,596,257	1,588,222
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$153,002 at March 3, 2000 and $132,729 at December 31, 1999	1,583,758	1,604,031
Non-compete agreements, net of accumulated amortization of
$350,000 at March 31, 2000 and $325,000 at December 31, 1999	150,000	175,000
Other assets	21,113	18,793
Total assets	$ 10,253,248	$ 10,158,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	2,522,843	2,448,261
Margin loan from financial institution	549,494	523,863
Current installments of notes payable to related parties	471,000	471,000
Current installments of notes payable	355,239	487,444
Current installments of capital lease obligations	43,988	45,109
Net assets from discontinued operations	1,200,000	1,200,000
Total current liabilities	5,142,574	5,175,677
Notes payable to related parties, less current installments	-	-
Notes payable, less current installments	703,596	703,596
Capital lease obligations, less current installments	36,012	46,132
Total liabilities	5,882,182	5,925,405

Stockholders' equity:
Preferred stock, $.001par value. Authorized
10,000,000 shares: none issued		-
Common stock, $.001 par value. Authorized 200,000,000 shares:
128,472,971shares issued and 128,220,971 shares outstanding at
March 31, 2000, 125,972,971shares issued and 125,720,971
shares outstanding at December 31, 1999	128,221	125,721
Additional paid-in capital	16,430,594	16,393,094
Accumulated deficit	(12,153,721)	(12,251,678)
Total stockholders 'equity	4,405,094	4,267,137
Less treasury stock, at cost (252,000 shares)	(34,028)	(34,028)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	4,371,066	4,233,109
Commitments and contingent liabilities	-	-
Total liabilities and stockholders' equity	$ 10,253,248	$ 10,158,514
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended March 31, 2000 and 1999
(Unaudited - see accompanying accountants' review report)

Three months ended March 31,
	2000	1999
Revenues	$3,198,003	$4,214,020

Costs and expenses:
Cost of sales	2,645,790	2,934,465
Selling, general and administrative	736,636	1,191,505
Total operating expenses	3,382,426	4,125,970

Operating income (loss)	(184,423)	88,050

Other income (expenses):
Interest income	22,985	16,785
Realized gains on investments	47,371	48,905
Unrealized gain and (losses) on investments	258,374	(91,398)
Gain on the sale of assets	52,881
Other Income	2,915	66,206
Interest expense	(49,265)	-
Total other income (expenses)	282,380	(87,273)

Net earnings before income tax	97,957	41,275
Provision for income tax
Net earnings	$97,957	$41,275

Net earnings per common share - basic and diluted:
Net earnings applicable to common shareholders	$0.00	$0.00

Weighted average common shares - basic and diluted	128,140,221	124,785,971

Consolidated statements of comprehensive income:
Net earnings	$97,957	$41,275
Unrealized gain on shares available-for-sale:	-	-
Unrealized holding gain arising during the period	-	987,792
Less: reclassification adjustment for gain included in net income	-	(1,032,756)
Comprehensive income (loss)	$97,957	$1,029,067
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three months ended March 31, 2000 and 1999
(Unaudited - see accompanying accountants' review report)

	2000	1999
Cash flows from operating activities:
Net earnings	$97,957	$41,275
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	92,398	249,747
Realized gain on sale of securities	(47,371)	(48,905)
(Increase) decrease in market value of equity securities	(258,374)	91,398
(Increase) decrease in operating assets:
Accounts receivable	(19,028)	323,194
Inventories	36,640	2,415
Prepaid expenses and other current assets	11,652	(50,084)
(Purchase) sale of trading securities, net	182,873	(482,953)
Other assets	(2,320)	48,768
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	74,582	(243,299)
Deferred revenues	-	122,766
Net cash provided by operating activities	169,009	54,322

Cash flows from investing activities:
Purchase of available-for-sale investment securities	-	(116,949)
Purchase of property and equipment	(55,160)	(99,174)
Redemption of restricted certificate of deposit	150,000	-
Disposition of assets	-	130,155
Notes receivable	(8,767)	(5,500)
Net cash provided by (used in) investing activities	86,073	(221,623)

Cash flows from financing activities:
Proceeds from stock subscriptions	-	420,000
Proceeds from issuance of stock	40,000	6,000
Repayment of notes receivable	-	31,000
Proceeds from note payable	-	607,900
Repayment of notes payable	(123,205)	(515,148)
Principal payments on capital lease obligations	(11,231)	(143,263)
Net cash provided by (used in) financing activities	(103,436)	406,489

Net increase in cash	151,646	239,188

Cash at beginning of year	639,396	999.916
Cash at end of period	$791,043	$1,239,104
Supplemental schedule of cash flow information:
Interest paid	$49,265	$87,273
Non-cash transactions:
Purchase of securities on margin	$25,631	$172,040
Purchase of subsidiary assets and liabilities through the issuance of common stock and options:
Accounts receivable	$-	$87,215
Inventory	-	36,496
Property and equipment	-	43,000
Other assets	-	18,853
Goodwill	-	674,764
Accounts payable	-	76,494
Notes payable	-	30.500
Notes payable to related parties	-	30,000
Other liabilities	-	220
	$-	$997,546
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

Consolidated net revenues, net operating losses, and identifiable assets were as follows:

	2000	1999
Revenues:
Industrial/Commercial	$3,189,096	$2,456,703
Media/Entertainment	-	1,157,317
Real estate	6,354	600,000
Oil and gas	2,553	-
	$3,198,003	$4,214,020
Operating income (loss):
Industrial/Commercial	$16,790	$72,407
Media/Entertainment	-	(218,415)
Real estate	(6,945)	485,101
Oil and gas	2,517	(5,014)
Corporate expenses	(196,785)	(246,029)
	$(184,423)	$88,050
Identifiable assets:
Industrial/Commercial	$8,549,086	$7,609,017
Media/Entertainment	-	4,483,456
Real estate	947,756	996,631
Oil and gas	72,527	63,610
Corporate	683,879	2,304,082
	$10,253,248	$15,526,605

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

(3) Subsequent Events

In May 2000, the Company sold 12,500,000 shares of the Company's restricted common stock to a company controlled by the brother of the CEO of AIII for total consideration of $500,000. Of this amount, $250,000 was paid by conversion of an existing debt. The Company received cash for the remaining $250,000. The company that purchased the restricted common stock agreed to a two-year lock-up agreement whereby the stock is restricted for a two-year period, without registration rights. In addition, the Company received a 12-month commitment to borrow up to $500,000 for working capital requirements.

In June 2000, the Company sold 3,636,363 shares of the Company's restricted common stock to a trust established for the benefit of the son of the Company's CEO for a total purchase price of $200,000.

(4) Restatement

The Company's financial statements for three months ended March 31, 2000 have been restated to reflect the restatement of the 1999 financial statements. As noted in Note 3 to the 1999 restated financial statements, certain transactions, which occurred subsequent to December 31, 1999, caused management to reevaluate the collectibility of the consideration received (note receivable in the amount of $250,000) for the sale of CRC and the assumption of liabilities related to CRC.

The effects of the restatement as of March 31, 2000 is a follows:

	As previously		As
	reported	Changes	restated
Consolidated Balance Sheet:
Notes receivable, current	$440,458	$(250,000)	$190,458
Note receivable, long-term	-	1,200,000	1,200,000
Allowance for long-term note receivable	-	(1,200,000)	(1,200,000)
Net liabilities from discontinued operations	-	1,200,000	1,200,000
Minority interest	70,298	(70,298)	-
Accumulated deficit	(10,703,721)	(1,450,000)	(12,153,721)

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

Overview

We are a holding company and currently have six wholly owned operating subsidiaries and one majority-owned (consolidating) subsidiary.     The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of these companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Form 10-KSB/A for our year ended December 31, 1999 filed with the Securities and Exchange Commission ("SEC") on December 15, 2000 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2 of the Notes to Consolidated Financial Statements which were filed as part of the Form 10-KSB/A for the year ended December 31, 1999.

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

Results of Operations - American International Industries, Inc. Consolidated

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Marald, Inc. (Marald), Tough Truck and Accessories, Inc., d/b/a Armor Linings (Armor Linings), Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham), Acqueren, Inc. (Acqueren) and Modern Film Effects, Inc. d/b/a Cinema Research Corporation (CRC).

Three Months Ended March 31, 2000 Compared to Three Months Ended March 3, 1999

Consolidated net earnings for the three-month period ended March 31, 2000 was $97,957 as compared to $41,275 for the three months ended March 31, 1999. The factors contributing to the consolidated net earning are discussed below.

Net revenues for the three months ended March 31, 2000 was $3,198,003 as compared to $4,214,020 for March 31, 1999. Such 24.3% decrease is primarily due to discontinued operations of CRC at October 31, 1999. CRC had sales of $1,157,317 during the period ended March 31, 1999. TREE had no revenue for the three-month period ended March 31, 2000, compared to revenue of $600,000 for the same period in the prior year. NPI had sales of $1,887,967 during the period ended March 31, 2000 as compared to $1,545,390 for the same period ended March 31, 1999. Marald had sales of $561,432 during the period ended March 31, 2000 compared to $472,866 during the same period in the prior year. Armor Linings, acquired in April 1999, had sales of $188,907 during the three month-month period ended March 31, 2000. Har-Whit sales for the three months ended March 31, 2000 were $550,790 as compared to $438,447 for the three months ended March 31, 1999. Brenham reported royalty income of $2,553 in the current quarter. The activity of Acqueren during the three months ended March 31, 2000 consisted of investments and trading in various securities; such activities resulted in unrealized gains of $258,374 and a loss $91,398 during the period ended March 31, 2000 and 1999, respectively. Cost of sales as a percentage of net sales for the three months ended March 31, 2000 was approximately 83% with gross margin of 17%, as compared to approximately 69.6% cost of sales and 30.4% gross margin during the three-month period ended March 31, 1999. The change is primarily due to NPI's gross margin of 7.9% during this quarter as compared to 16.9% during the three months ended March 31, 1999. Har-Whit sustained a 31.4% margin in 2000 as compared to 30.4% in 1999. Marald posted margins averaging 32.5% during the quarter and Armor Linings sustained margins averaging 18% at March 31, 2000.

Selling, general and administrative expenses during the period ended March 31, 2000 were $736,636 which compares to $1,191,505 for the three months ended March 31, 1999. This decrease is primarily the result of discontinued operations of CRC, which had operating expenses during the three month period ended March 31, 1999 of $453,377. Armor Linings incurred $57,704 in operating expenses during the three months ended March 31, 2000. AIII incurred corporate expenses of $196,785, including $69,704 of legal and accounting fees and $25,000 of goodwill compared to total corporate expenses of $246,029 during the same quarter in the prior year. This represents a decrease of 20%.

Other income (expense) totaled $282,380 for the three months ended March 31, 2000 including interest income of $22,985, Acqueren's realized and unrealized gains on investments of $47,371 and $258,374, other income of $2,915 and $49,265 of interest expense. This compares to total other income (expense) for the three-month period ended March 31, 1999 of $(46,775). The primary reason for the difference is Acqueren's unrealized gain for the quarter as compared to an unrealized loss of $91,398 for the three-month period ended March 31, 1999.

Net Earnings and Comprehensive Income

Consolidated net earnings for the three-month period ended March 31, 2000 was $97,957 as compared to $41,275 during the period ended March 31, 1999. During the three months ended March 31, 2000, TREE had a net loss of $6,945, Brenham had net earnings of $2,517, Har-Whit had a net loss of $11,763, Armor Linings had a net loss of $24,094, and Marald had net earnings of $16,151. Acqueren (including NPI) had net earnings of $309,675. There was no adjustment from net earnings to comprehensive income, since there were no unrealized gain on securities available-for-sale in this quarter, . During the three month period ended March 31, 1999, comprehensive income included Acqueren's unrealized gains of $968,828 on available-for-sale equity securities, which were included as a component of stockholders' equity.

Liquidity and Capital Resources - AIII

Total assets at March 31, 2000 and December 31, 1999 were $10,253,248 and $10,158,514, respectively, an insignificant increase. Total liabilities at March 31, 2000 were $5,882,182 as compared to $5,925,405 at December 31, 1999. The decrease is primarily the result of the required reductions of long-term debt.

At March 31, 2000, AIII's current working capital was $819,962 as compared to $657,207 at December 31, 1999. The increase in working capital is attributable to an insignificant increase in current assets. AIII's consolidated cash position at March 31, 2000 was $791,042 as compared to $639,396 at December 31, 1999. Accounts receivable at March 31, 2000 were $1,628,589 compared to $1,609,561 at December 31, 1999. Inventories decreased to $1,163,307 at March 31, 2000 as compared to $1,199,947 at December 31, 1999. Investments in trading securities increased to $1,155,282 at March 31, 2000 from $1,006,779 at December 31, 1999.

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

Item 2. Changes in Securities and Use of Proceeds

The following information sets forth certain information as of August 4, 2000, for all restricted securities the Company sold since December 31, 1999, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In January 2000, the Company sold to Mr. Erick Friedman, a director, 2,500,000 shares of Common Stock for an aggregate of $40,000. The proceeds were used for corporate operating expenses and to increase our working capital.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	The Registrant's amended Form 10-KSB/A for the year ended 1999 is incorporated herein by reference.
27	Financial Data Schedule
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements filed previously on Form 10-QSB/A for the period ended June 30, 2000. File No. 0-25223

(b) The Company did not file a Form 8-k during the period ended March 31, 1999.

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

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	December 20, 2000
Daniel Dror

/s/ Erick Friedman	Director	December 20, 2000
Erick Friedman