Form 10QSB
period 2000-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2000-12-21
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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
Page 1 of 12

FORWARD LOOKING STATEMENTS: THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMERICAN INTERNATIONAL INDUSTRIES, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO OUR FORM 10-QSB/A FOR THE PERIOD ENDED JUNE 30, 2000 FILED ON DECEMBER 18, 2000, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation

7171 Harwin Drive, Suite 306
Houston, Texas 77036-2197
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com

Independent Auditors’ Letter

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
December 20, 2000

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
(Unaudited - see accompanying accountants' review report)

	2000	1999
Assets	(Reviewed) Restated	(Audited) Restated
Current assets:
Cash	$ 969,886	$ 639,396
Restricted certificates of deposit	-	1,150,000
Trading securities	283,588	1,006,779
Accounts receivable, less allowance for doubtful accounts of
$130,399 at September 30, 2000 and $135,614 in 1999	3,697,546	1,609,561
Notes receivable	502,835	181,691
Inventories	1,149,220	1,199,947
Prepaid expenses and other current assets	1,992	45,510
Total current assets	4,222,199	5,832,884

Note receivable, net of allowance for doubtful accounts of $1,200,000 at September 30, 2000 and December 31, 1999	128,200	-
Real estate held for sale	939,584	939,584
Property and equipment, net of accumulated
depreciation and amortization	1,397,177	1,588,222
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$230,900 in 2000 and $132,729 in 1999	1,435,565	1,604,031
Non-compete agreements, net of accumulated amortization of
$400,000 in 2000 and $325,000 in 1999	100,000	175,000
Other assets	13,165	18,793
Total assets	$ 10,618,758	$ 10,158,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	3,644,480	2,448,261
Margin loan from financial institution	101,679	523,863
Current installments of notes payable to related parties	500,800	471,000
Current installments of notes payable	597,045	487,444
Current installments of capital lease obligations	13,396	45,109
Net assets from discontinued operations	-	1,200,000
Total current liabilities	4,857,400	5,175,677
Notes payable to related parties, less current installments	-	-
Notes payable, less current installments	996,308	703,596
Capital lease obligations, less current installments	-	46,132
Total liabilities	5,853,708	5,925,405

Stockholders' equity:
Preferred stock, $.001par value. Authorized
10,000,000 shares: none issued		-
Common stock, $.001 par value. Authorized 200,000,000 shares:
140,120,991shares issued and 138,868,991 shares outstanding at
September 30, 2000, 125,972,971shares issued and 125,720,971
shares outstanding at December 31, 1999	139,869	125,721
Additional paid-in capital	17,389,244	16,393,094
Accumulated deficit	(12,730,035)	(12,251,678)
Total stockholders 'equity	4,799,078	4,267,137
Less treasury stock, at cost (252,000 shares)	(34,028)	(34,028)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	4,765,050	4,233,109
Commitments and contingent liabilities	-	-
Total liabilities and stockholders' equity	$ 10,618,758	$ 10,158,514
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and nine months ended September 30, 2000 and 1999
(Unaudited - see accompanying accountants' review report)

	Three months ended September 30,		Nine months ended September 30,
	2000 (Reviewed)	1999 (Unaudited)	2000 (Reviewed)	1999 (Unaudited)
Revenues	$ 5,170,647	$ 3,011,305	$ 12,233,762	$ 10,913,870

Costs and expenses:
Cost of sales	4,585,487	2,497,548	10,560,620	8,647,569
Selling, general and administrative	470,773	983,979	1,958,636	3,012,502
Total operating expenses	5,056,260	3,481,527	12,519,256	11,660,071

Operating income (loss)	114,387	(470,222)	(285,494)	(746,201)

Other income (expenses):
Interest income	13,414	20,915	46,658	58,588
Realized gains on investments	86,731	34,411	265,539	1,179,447
Unrealized gain and (losses) on investments	(180,313)	(956,397)	(450,956)	(624,001)
Gain on the sale of assets	52,881	-	52,881	-
Other Income	36,420	(303,634)	38,254	(235,473)
Interest expense	(59,047)	(42,503)	(145,239)	(140,251)
Total other income (expenses)	(49,914)	(1,247,208)	(192,863)	238,310

Net earnings (loss) before income tax	64,473	(1,717,430)	(478,357)	(507,891)
Provision for income tax	-	-	-	-
Net earnings (loss) from continuing operations	64,473	(1,717,430)	(478,357)	(507,891)
Loss from discontinued operations	-	(532,370)	-	(1,331,554)
Net earnings (loss)	$ 64,473)	$ (2,249,800)	$ (478,357)	$ (1,839,445)

Net earnings (loss) per common share - basic and diluted:
Net earnings (loss) from continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)
Net earnings (loss) from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Net earnings (loss) applicable to common shareholders	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.01)

Weighted average common shares -
basic and diluted	140,803,774	124,947,982	134,604,117	124,883,901

Consolidated statements of comprehensive income (loss):
Net earnings (loss)	$ 64,473	$ (2,249,800)	$ (478,357)	$ (1,839,445)
Unrealized gain (loss) on shares available-for-sale:
Unrealized holding gain (loss) arising during the period	-	-	-	1,051,720
Less: reclassification adjustment for gain included in net income	-	-	-	(1,032,756)
Comprehensive income (loss)	$ 64,473	$ (2,249,800)	$ (478,357)	$ (1,820,481)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2000 and 1999
(Unaudited - see accompanying accountants' review report)

	2000	1999
	(Review Restated	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(478,357)	$(1,839,445)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	304,024	783,203
Realized gain on sale of securities	(265,539)	(1,179,445)
(Increase) decrease in market value of equity securities	405,956	624,001
(Increase) decrease in operating assets:
Accounts receivable	(1,996,650)	(412,644)
Inventories	53,972	(151,425)
Prepaid expenses and other current assets	47,868	(17,073)
(Purchase) sale of trading securities, net	160,590	(1,374,676)
Other assets	12,879	125,143
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	1,278,523	1,054,409
Decrease in net liabilities from discontinued operations	(1,200,000)	-
Deferred revenues	-	20,539
Net cash used in operating activities	(1,676,734)	(2,367,413)

Cash flows from investing activities:
Proceeds from sale of available-for-sale investment securities	-	1,167,605
Purchase of property and equipment	(58,214)	(290,269)
Redemption (purchase) of restricted certificate of deposit	1,150,000	(1,500,000)
Disposition of assets	-	130,155
Cash paid (sold) for acquisitions (dispositions)	(8,428)	(140,736)
Notes receivable	(54,010)	143,000
Net cash provided by (used in) investing activities	1,029,348	(140,245)

Cash flows from financing activities:
Proceeds from stock subscriptions	490,000	456,900
Repayments of notes receivable	-	5,000
Proceeds from note payable	500,000	3,309,357
Proceeds from note payable to related party	29,800	-
Principal payments of notes payable	(13,588)	(2,415,608)
Principal payments on capital lease obligations	(28,356)	(296,342)
Sale of treasury stock	-	4,190
Net cash provided by financing activities	977,856	1,063,497

Net increase (decrease) in cash	330,470	(1,444,161)

Cash at beginning of year	639,396	2,149,916
Cash at end of period	$969,866	$705,755
Supplemental schedule of cash flow information:
Interest paid	$145,239	$288,366
Non-cash transactions:
Purchase of securities on margin	$-	$149,072
Stockholder debt forgiveness	$-	$365,158
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

Consolidated revenues, net operating losses for the nine months ended September 30, 2000 and 1999, and identifiable assets as of September 30, 2000 and 1999, were as follows:

	2000	1999
Revenues:
Industrial/Commercial	$ 12,202,321	$ 10,306,513
Real estate	22,854	607,357
Oil and gas	8,587	-
	$ 12,233,762	$ 10,913,870
Operating income (loss):
Industrial/Commercial	$ 249,430	$ 69,419
Real estate	(48,233)	445,941
Oil and gas	8,276	(5,026)
Corporate expenses	(494,967)	(1,256,535)
	$ (285,494)	$ (746,201)
Identifiable assets:
Industrial/Commercial	$ 9,510,975	$ 8,129,243
Media/Entertainment	-	3,916,701
Real estate	949,380	996,631
Oil and gas	78,298	67,528
Corporate	80,105	1,502,027
	$ 10,618,758	$ 14,612,130

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

Results of Operations - American International Industries, Inc. Consolidated

Three Months and Nine Months Ended September 30, 2000 Compared to Three Months and Nine Months Ended September 30, 1999

Net revenues for the nine months and three months ended September 30, 2000 increased by $1,317,892 or 10.8% and $2,159,342 or 41.8%, respectively, compared to the same periods in the prior year. For the nine-month periods ended September 30, 2000 and 1999,  revenues increased from $10,913,870 to $12,233,762, respectively and for the three-month periods revenues increases from $3,011,305 to $5,170,647, respectively. The increase in revenue was primarily the result of increased sales of approximately $2,100,000 at Northeastern Plastic Inc. ("NPI") for the nine months ended September 30, 2000.

Cost of goods sold for the nine and three months ended September 30, 2000 increased by $1,913,051 or 18.1% and by $2,087,939 or 45.5%, respectively, over the comparable periods in the prior year. Total cost of goods sold during the nine-month period increase from $8,647,569 in 1999 to $10,560,620 in 2000 and for the three-month period total cost of goods sold increased from $2,497,548 to $4,585,487. The increase in cost of goods sold for the nine months ended September 30, 2000 was primarily attributable to an increase in sales at NPI. Cost of goods sold as a percentage of net sales increased over the nine-month periods from 79.3% to 86.3%. This increase is primarily due to the sale of an option to purchase real estate in 1999. The cost of the option ($100,000) was recorded in 1998 and the sale of the option actually occurred in February 1999 for a price of $600,000. Cost of goods sold as a percentage of net sales increased by 82.9% to 88.2% for the three-month periods ended September 30, 2000 and 1999.

Selling, general and administrative expenses consisted primarily of management, clerical and administrative salaries and professional services. Selling, general and administrative expenses for the nine and three months ended September 30, 2000 decreased by $1,053,866 or 53.8% and by $513,206 or 109.0% over the same periods in the prior year. Selling, general and administrative expenses as a percentage of sales decreased from 32.7% to 16.0% for the comparable nine-month periods and from 26.7% to 9.1% for the comparable three-month periods. The decrease in selling, general and administrative expenses for the nine months and three months periods ended September 30, 2000 was attributable to the decrease in the cost of auditing and accounting services incurred during these periods in 2000.

Operating losses for the nine months ended September 30, 2000 decreased by $460,707 over the comparable period in 1999. Operating income for the three months ended September 30, 2000 increased by $584,609 over the comparable period in 1999.

Liquidity and Capital Resources

The Company's operations have been financed principally through internal growth and liquid assets on hand. At September 30, 2000, the Company's working capital was $1,747,667.

Net cash used by operating activities for the nine months ended September 30, 2000 of $1,676,734 was primarily due to an increase in accounts receivable by $1,996,6510 and the use of $1,200,000 to payoff notes payable related to CRC. This was a result of the discontinued operation and was reported during the three month period ended June 30, 2000 in the Company's Form 10-QSB/A for such period.

Net cash provided by investing activities for the nine months ended September 30, 2000 of $1,029,348 was primarily due to the redemption of restricted certificates of deposit in the amount of $1,150,000.

Net cash provided by financing activities for the nine months ended September 30, 2000 of $977,856 was primarily due to receipts of proceeds from the sale of restricted shares of the Company's common stock during the last quarter in the amount of $490,000 and proceeds from borrowing in the amount $529,800.

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

None.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	The Registrant's amended Form 10-KSB/A for the year ended 1999 is incorporated herein by reference.
27	Financial Data Schedule
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements filed previously on Form 10-QSB/A, File No. 0-25223

(b) The Company filed a Form 8-k on July 5, 2000 and amended such report on August 4, 2000. The Company reports under Item 4. Changes in Registrant's Certifying Accountant.

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