Form 10QSB/A
period 2000-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2001-01-10
CIK 1073146

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

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
August 18, 2000, except with respect to Note 3 to which the date is December 12, 2000

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2000 and December 31, 1999
(Unaudited - see accompanying accountants' review report)

	2000	1999
Assets	(Reviewed) Restated	(Audited) Restated
Current assets:
Cash	$ 390,524	$ 639,396
Restricted certificates of deposit	-	1,150,000
Trading securities	539,936	1,006,779
Accounts receivable, less allowance for doubtful accounts of
$138,236 in 2000 and $135,614 in 1999	2,042,065	1,609,561
Notes receivable	92,926	181,691
Inventories	1,136,326	1,199,947
Prepaid expenses and other current assets	20,422	45,510
Total current assets	4,222,199	5,832,884

Note receivable, net of allowance for doubtful accounts of $1,200,000 at June 30, 2000 and December 31, 1999	-	-
Real estate held for sale	939,584	939,584
Property and equipment, net of accumulated
depreciation and amortization	1,541,624	1,588,222
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$190,518 in 2000 and $132,729 in 1999	1,546,242	1,604,031
Non-compete agreements, net of accumulated amortization of
$375,000 in 2000 and $325,000 in 1999	125,000	175,000
Other assets	20,764	18,793
Total assets	$ 8,395,413	$ 10,158,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	2,686,212	2,448,261
Margin loan from financial institution	248,729	523,863
Current installments of notes payable to related parties	221,000	471,000
Current installments of notes payable	496,509	487,444
Current installments of capital lease obligations	41,586	45,109
Net assets from discontinued operations	-	1,200,000
Total current liabilities	3,694,036	5,175,677
Notes payable to related parties, less current installments	-	-
Notes payable, less current installments	695,478	703,596
Capital lease obligations, less current installments	25,620	46,132
Total liabilities	4,415,134	5,925,405

Stockholders' equity:
Preferred stock, $.001par value. Authorized
10,000,000 shares: none issued		-
Common stock, $.001 par value. Authorized 200,000,000 shares:
138,810,585 shares issued and 138,392,585 shares outstanding at June
30, 2000, 125,972,971shares issued and 125,720,971
shares outstanding at December 31, 1999	138,393	125,721
Additional paid-in capital	17,088,422	16,393,094
Accumulated deficit	(12,794,508)	(12,251,678)
Total stockholders 'equity	4,432,307	4,267,137
Less common stock subscriptions	(418,000)	-
Less treasury stock, at cost (252,000 shares)	(34,028)	(34,028)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	3,980,279	4,233,109
Commitments and contingent liabilities	-	-
Total liabilities and stockholders' equity	$ 8,395,413	$ 10,158,514
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

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	January 09, 2001
Daniel Dror

/s/ Erick Friedman	Director	January 09, 2001
Erick Friedman