Form 10KSB
period 2000-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2001-04-02
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1994
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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year: $14,567,820.

The aggregate market value of the 97,014,971 shares of common stock held by non-affiliates of the registrant, based on the average of the bid and asked price of the shares on the OTC:BB of $.06 on March 25, 2001 was $5,820,898.  As of March 27, 2001 the registrant had 155,397,334 shares of Common Stock issued outstanding. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially and affiliates thereof.

PART I

All references to American International Industries, Inc. common stock reflect a three for one common stock split effective July 1996.

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB of American International Industries, Inc. ("AIII" or "Company") for its year ended December 31, 2000, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. The term "AIII" or the "Company" refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

General

American International Industries, Inc. is a Nevada corporation, which began conducting its current operations in September 1996, when it made its first acquisition. The Company is filing this Annual Report on Form 10-KSB for its year ended December 31, 2000, having previously filed other reports that had been due under the Exchange Act. As a result of the previous filings during 2000 and in January 2001 the Company became current under the Exchange Act, and the Company's shares again became subject to quotation on the OTC:BB on March 20, 2001. The Company's Common Stock was delisted from the OTC:BB on November 4, 1999 because it was not current in its reporting obligations under the Exchange Act.  The Company is sometimes referred to as "we", "us", "our" and other such phrases as provided in Regulation F-D (Fair Disclosure).

We are a holding company, and operate the following wholly-owned and partially-owned subsidiaries:

Har-Whit/Pitt's & Spitt's, Inc., is a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator;
Brenham Oil & Gas, Inc. is an owner of an oil and gas royalty interest;
Texas Real Estate Enterprises, Inc. ("TREE"), which owns certain undeveloped real estate in Harris, Galveston, and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary Midtowne Properties, Inc.;
Acqueren, Inc. , whose sole business operating entity is Northeastern Plastics, Inc. which is a supplier of automotive after-market products and consumer durables;
Marald, Inc. d/b/a Unlimited Coatings, a distributor of specialty chemicals, primarily used for spray-on bed-liners for truck beds, marketed through a network of independent distributors.
World Wide Net, Inc., a public entity traded on the Pink Sheets under the symbol "WWNT", was a non-operating entity having sold its wholly-owned subsidiary, Modern Film Effects, Inc. on October 1, 1999 to an unaffiliated party. On October 1, 2000, the Company sold its wholly-owned subsidiary, Unlimited Coatings, to WWNT in exchange for 19,900,000 shares of the common stock of WWNT. See also the discussion under "Marald, Inc.-Unlimited Coatings" below and under Part III, Item 12, "Certain Relationships and Related Transactions". As a result of this transaction, we own 92% of the common stock of WWNT.

Our long-term strategy is to expand the operations of each of our subsidiaries, whether wholly or partially-owned in their respective fields. We will also explore mergers, acquisitions and disposition of businesses and assets, based upon the reasonable discretion of management and the value added of each potential transaction.

We encounter substantial competition in each of our product and service areas, with businesses producing the same or similar products or services, or with businesses producing different products designed for the same uses. Such competition is expected to continue. Depending on the particular market involved, our several businesses compete on a variety of factors, such as price, quality, delivery, customer service, performance, product innovation and product recognition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability.

American International Industries, Inc.

The Company was incorporated under the laws of the State of  Nevada in September 1994 under the name Black Tie Affair, Inc. for the purposes of engaging in catering services. In July 1996, an unaffiliated group of investors purchased 90% of the outstanding shares of  Black Tie Affair, Inc. This group changed the name of the Company to Pitts and Spitts of Texas, Inc., and acquired Pitt's & Spitts, Inc. and Har-Whit, Inc. in September 1996. In September and October 1997, a new investor group ("1997 Group") including Mr. Daniel Dror, Sr., our chairman and chief executive officer, gained control of the Company through the following arms-length negotiated transactions with the Company and unaffiliated third parties: (i) Elk International Corporation, Ltd. (hereinafter "Elk"), an entity controlled by Mr. Dror's brother, purchased 5,000,000 shares of the Company's common stock from the Company at a price of $0.03 per share, Elk was granted an option to purchase 2,000,000 shares of Company common stock at an exercise price of $0.02 per share from the Company, and Elk purchased 1,200,000 shares of Company common stock from an individual third party at a purchase price of $0.03 per share. Mr. Dror has never owned any shares nor has he ever served as an officer or director of Elk, and Mr. Dror disclaims any beneficial interest in Elk; (ii) Jack Talan, a former director of the Company, purchased 500,000 shares of the Company's common stock from the Company at a  price of $0.10 per share; and (iii) Daniel Dror & Company, Inc., formerly controlled by Mr. Dror, purchased 200,000 shares of Company common stock  from an individual third party at a purchase price of $0.03 per share. At the closing of this transactions involving the 1997 Group, the sole operating entities of the Company were its two subsidiaries Pitt's & Spitt's, Inc. and Har-Whit, Inc. The 1997 Group elected a new board of directors, appointed current management, and appointed Mr. Dror as our chairman  the board and chief executive officer. In December 1997, the name of the Company was changed to Energy Drilling Industries, Inc., and in June 1998, the Company changed its name to American International Industries, Inc. See Item 12, Part III, and the discussion under "Certain Relationships and Related Transactions" and Note 1 to the Notes to Consolidated Financial Statements, Part II, Item 7 below.

In January 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 100,000,000 and to authorize 10,000,000 preferred shares. In September 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 200,000,000 ("Common Stock").

The Company's executive offices are located at 601 Cien St., Suite 235 in Kemah, Texas 77565 and our telephone number is (281) 334-9479. Our operations as a holding company and those of our subsidiaries,  Brenham Oil & Gas, Inc., Texas Real Estate Enterprises, Inc., and WWNT, are conducted  from this 1,380 square foot facility. Our facility is  leased from an unaffiliated third party for $1,335 month which lease expires in May 2004. This facility is adequate for the Company's business and that of such subsidiaries for the foreseeable future.  As of March 25, 2001, the Company, excluding its subsidiaries, employed eight persons, on a full-time basis, none of which are covered by a collective bargaining agreement. Following the transaction between the Company and WWNT involving the sale of Unlimited Coatings, the offices of WWNT were moved to the offices of Unlimited Coatings, effective October 1, 2000.

Har-Whit/Pitt's & Spitt's, Inc.

In September 1996, prior to the 1997 Group acquiring control of the Company, the Company purchased all of the capital stock of Pitt's & Spitt's, Inc., a Texas corporation, incorporated in December 1989, and of Har-Whit, Inc., a Texas corporation, incorporated in January 1975. The consideration for this acquisition was 2,527,000 shares of of our Common Stock and $500,000 cash in exchange for the capital stock of the acquired entities and for non-compete agreements with the previous owners. Messrs. Hartis and Whitworth, two of the prior owners of the Pitt's & Spitt's and Har-Whit, Inc., who served as directors of the Company during 1998, each received 631,750 shares of Common Stock and $250,000 in connection with the acquisitions of such entities. In August 1998, Pitt's & Spitt's, Inc. was merged into Har-Whit, Inc., which subsequently changed its name to Har-Whit/Pitt's & Spitt's, Inc. ("Har-Whit"). Har-Whit is located at 14221 Eastex Freeway in Houston, Texas 77032. Its telephone number is (281) 442-5013.

Brenham Oil & Gas, Inc.

In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation, incorporated in November 1997 ("Brenham"), for 6,000,000 shares of Common Stock. The capital stock of Brenham was purchased  from Daniel Dror II 1976 Trust. At the time of the transaction, Mr. Dror was the trustee of the Daniel Dror II 1976 Trust, but he has never had any financial interest in such trust, the sole beneficiary being Mr. Dror's son. Mr. Dror is no longer the trustee of the trust. Brenham's sole asset was and remains an oil and gas royalty interest, which was owned by the Daniel Dror II 1976 Trust prior to December 1995. The mineral rights, which resulted in the royalty interest, were retained by the Daniel Dror II 1976 Trust in a real estate sale transaction. All of the cost basis which the Daniel Dror II 1976 Trust had in that property was attributed to the property, which was sold and therefor no basis is attributed to the mineral interest. Brenham is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive offices.

Texas Real Estate Enterprises, Inc.

In December 1997, the Company purchased all of the capital stock of Texas Real Estate Enterprises, Inc. a Texas corporation, incorporated in March 1996 ("TREE"), for 10,000,000 shares of our Common Stock. TREE was purchased by the Company from Elk, which is controlled by Mr. Dror's brother. The Company also purchased G.C.A. Incorporated ("GCA") which entity was wholly-owned by an unrelated third party individual for 6,000,000 shares of our Common Stock. TREE and GCA are collectively referred to in this Annual Report on Form 10-KSB as TREE. In May 1998, the Company through TREE issued 8,000,000 shares of our Common Stock to Daniel Dror & Company, Inc., which at the time of the transaction was controlled by Mr. Dror, in exchange for additional real estate. Mr. Dror is no longer affiliated with Daniel Dror & Company. In June 1998, the Company through TREE purchased all of the capital stock of Midtowne Properties, Inc. ("Midtowne") for 1,100,000 shares of our Common Stock, from two parties, one of which was the Daniel Dror II 1976 Trust, which received 660,000 shares of our  Common Stock and 440,000 shares which were issued to an unaffiliated third party. In December 1998, because the appraisals on the properties exceeded the preliminary values of the properties as estimated by the parties to the transaction, the Company authorized the issuance of an additional 1,000,000 shares of our Common Stock, of which Daniel Dror & Company, the party with which Mr. Dror was then affiliated, was to receive 600,000 shares and the unaffiliated party was issued 400,000 shares. The purchase price of TREE, GCA, Midtowne, and the additional property at that dates of the transactions was originally based on the fair market value of the assets acquired, as determined by independent, certified appraisals. Our Management believed at time based upon the advise of its former independent accounting firm that this was the correct method of valuation and that the terms of the purchases were fair and reasonable based on such appraisals. However, in connection with the amendments to our Form 10-KSB/A which included restated financial statements for 1998 and 1999, since the Midtowne acquisition was made from through an entity under common control, the Company has accounted for the acquisition of Midtowne at the previous carry-over historical cost basis. See the further discussion under Part II, Item 5, "Recent Sales of Unregistered Securities" and Part III, Item 12, "Certain Relationships and Related Transactions", as well as Note 6 to the Notes to Consolidated Financial Statements with regard to the additional restricted shares issued to the former 40% owner of Midtowne in settlement of a dispute involving valuation of the properties held by Midtowne. In connection with this issuance of additional shares, such shares were purchased by Elk, an entity controlled by Mr. Dror's brother, in consideration for the payment of cash to the former 40% owner of Midtowne. TREE is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive offices.

Acqueren, Inc.

In June 1998, we entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation incorporated in December 1995 ("Acqueren"). Acqueren operates through its wholly-owned subsidiary, Northeastern Plastics, Inc., a New York corporation, incorporated in January 1986 ("NPI"). The purchase agreement provided for the issuance of 6,750,000 shares of our Common Stock to the two largest shareholders of Acqueren in exchange for approximately 55% of the outstanding capital stock of Acqueren, and provided for the remaining shareholders of Acqueren were issued 20,000,000  shares or approximately 25.02 shares of our Common Stock for each share of Acqueren common stock exchanged (these remaining shares of Acqueren common stock had been issued pursuant to a private placement and included a warrant to purchase one share of Acqueren common stock, which is included in the above share exchange). The transaction was closed effective July 1, 1998. Based upon the estimated fair market value of the restricted shares that we issued in this transaction ($.08 per share at date of acquisition), the total purchase consideration for Acqueren was approximately $2,140,000. Based on the representations made to us at the time of the transaction, management believed the terms of the acquisition were fair and reasonable, and were based on arms-length negotiations. NPI is located at 11601 Highway 32 in Nicholls, Georgia 31554. Its telephone number is (912) 345-2030.

Marald, Inc.-Unlimited Coatings

Effective January 1999, the Company purchased all of the capital stock of Marald, Inc., d/b/a business as Unlimited Coatings ("Unlimited"), in exchange for 3,500,000 restricted shares of our Common Stock, valued at fair market value of approximately $652,000 at $.19 per share plus a finders fee of $45,000 paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, we agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc. an entity partially-owned by the above-related party. Unlimited, with headquarters in Houston, Texas distributes specialty chemicals to the automotive after-market and is best known for its spray-on bed-liners for trucks. Unlimited products are marketed under the "Toro Liner" name. Unlimited also markets specialty chemicals, including rust proofing, undercoating, fabric protectants, fuel additives, and performance enhancement chemicals related to the automotive after-market. The Unlimited acquisition has been accounted for as a purchase. The Company knows of no independent sources of information regarding Unlimited's market. However, based on management's knowledge of the industry, management believes Unlimited is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited markets through participation in trade shows and advertising in national trade magazines. Unlimited competes on the basis of price, quality, and service. Unlimited is located at 1107-B Upland Drive, Houston, Texas 77043. Its phone number is (713) 647-8676. Prior to our year ended December 31, 2000, Marald d/b/a Unlimited Coatings was merged with and into WWNT in consideration for which we were issued 19,900,000 shares of WWNT which increased our equity interest in WWNT from 61% to 92%. As a result of the common control by the Company of WWNT and Unlimited Coatings at the time of the transaction, it is deemed to be a non-arm's length transaction and the sale has been reflected at the Company's cost basis of Unlimited . In connection with  this transaction, WWNT intends to change its name to Unlimited Coatings. See the discussion under Part III, Item 12, "Certain Relationships and Related Transactions".

World Wide Net, Inc. Common Stock

In May 1999, the Company purchased for investment purposes, 400,000 unrestricted shares (giving effect to a 1 for 5 reverse split) of World Wide Net, Inc. ("WWNT") for a total of $300,000, representing 20% of the total outstanding common shares of WWNT. At the date of the transaction, WWNT was an inactive, non-operating public company, with shares subject to quotation on the Pink Sheets, having only nominal assets.  Of the total of 400,000 unrestricted shares, approximately 367,000 have been sold and 1,200 shares have been purchased in several open  market  transactions. The remaining 33,000 shares were classified as trading securities and are accounted for in accordance with SFAS No. 115 in our consolidated financial statements for our year ended December 31, 1999, prior to our acquisition of our control interest in WWNT in September 1999 as discussed in the following paragraph. See Note 4 to the Notes to Consolidated Financial Statements. During 2000, we increased our interest in WWNT to a total of 92% as a result of the sale by the Company of Unlimited Coatings to WWNT. Our consolidated financial statements for 1999 and  2000 include WWNT. Until October 1, 2000 we had an equity ownership of 61% of WWNT, which increased to 92% as a result of the sale of Unlimited Coatings, as discussed above. See the disclosure under this Item 1, and Part III, Item 12, "Certain Relationships and Related Transactions", as well as Note 2 to the Notes to Consolidated Financial Statements. WWNT was located at the Company's executive offices at 601 Cien St., Suite 235 in Kemah, Texas 77565, telephone number  (281) 334-9479 until the Unlimited Coatings transaction, following which its offices were moved to that of Unlimited Coatings, which are located at 1107-B Upland Drive, Houston, Texas 77043, telephone number (713) 647-8676.

On September 12, 1999, we signed an agreement to acquire 3,100,000  restricted shares of WWNT from WWNT, constituting approximately 60.8% of the then total  of 5,100,000 issued and outstanding  shares of WWNT. The shares of WWNT were acquired by us in exchange for 100% of the shares of Modern Film Effects, Inc. d/b/a Cinema Research Corporation ("CRC"). Prior to this transaction, WWNT had only nominal assets and had no operations during the three preceding years. Accordingly, the investment in WWNT was recorded at the historical cost basis of CRC at the effective date of the transaction. Since the purchase of the 3.1 million shares acquired in September 1999 resulted in majority ownership of WWNT, the Company consolidated WWNT as of September 30, 1999. See the discussion under Note 3 (Discontinued Operations-Disposition of CRC) to the Notes to Consolidated Financial Statements below regarding the sale of CRC and the accounting treatment resulting from such sale as well as the discussion under Item 6, Part II, "Management's Discussion and Analysis - Liquidity and  Capital Resources" below.

Business Operations of Har-Whit/Pitt's & Spitt's, Inc.

Har-Whit is: (i) a manufacturer and seller of barbeque pits and accessories: and (ii) a custom sheet metal and light structural fabrication company specializing in stainless steel and aluminum. Har-Whit began selling barbeque pits in 1983, and began its fabrication business in 1973.

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

Employees

Har-Whit during the past year has employed approximately 30 persons, on a full-time basis, including management, sales, office, and manufacturing employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

Har-Whit currently operates from one facility in Houston, Texas, that it owns.

Business Operations of Brenham Oil & Gas, Inc.

Brenham's sole asset is an oil, gas, and mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas. The royalty interest is currently leased by Union Pacific Resources Company ("Union Pacific") for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the covered minerals produced are paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, the royalty is one-sixth of such production;and  (ii) for gas (including casinghead gas) the royalty is one-sixth of the net proceeds realized by Union Pacific on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells on the leased premises, or lands pooled therewith, are capable of producing in paying quantities, but such wells are either shut-in or production is not being sold. Currently, Brenham is not actively seeking further royalty agreements. Brenham is operated from our office in Kemah, Texas.

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

Employees

As of  March 25, 2001, Brenham had no full-time employees and its business is conducted from our offices in Kemah, TX.

Business Operations of Texas Real Estate Enterprises, Inc.

TREE and its wholly-owned subsidiary Midtowne own nine tracts of land in Harris, Chambers, and Galveston counties in Texas. See "Item 2. Description of Property." TREE is operated from our offices in Kemah, Texas.

All the properties owned by TREE are undeveloped commercial properties free of any mortgage obligations, however certain properties are subject to property taxes in the amount of approximately $357,000 in the aggregate. Such properties are available for sale; however, management will explore development possibilities of its properties if such possibilities are presented. At this time no development plans are being considered. Reference is made to Part II, Item 5, "Recent Sales of Unregistered Securities", Part III, Item 12, "Certain Relationships and Related Transactions", and Note 6 to the Notes to Financial Statements with regard to the issuance of additional shares in October 2000 in settlement of a dispute regarding the valuation of the Midtowne properties and the subsequent purchase of the additional shares issued in settlement from the former unaffiliated minority owner of Midtowne by Elk.

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

Employees

As of March 25, 2001 TREE employed one person, its president, on a full-time basis; all other operating functions are handled by the Company's personnel from our offices in Kemah, TX.

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

Business Operations of Acqueren, Inc.

Acqueren through its wholly-owned subsidiary NPI is a supplier of products to retailers and wholesalers (i) in the automotive after-market, and (ii) in the consumer durable electrical products markets.

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

During our fiscal years ended December 31, 2000 and 1999, Family Dollar Stores, West Coast Liquidations, and Consolidated Stores accounted for a significant portion of NPI's revenues. There is no assurance that NPI will be able to retain these customers, and the loss of any of these customers may have an adverse effect on NPI.

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

Employees

As of  March 25, 2001, NPI employed seven persons, on a full-time basis, including management, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

NPI currently operates from one facility in Nicholls, Georgia. Its facility is 30,000 square feet and is leased for $3,395 month. NPI has exercised an option to renew such lease for an additional two-year period with the monthly lease payments increased based on the consumer price index.

Unlimited Coatings

Unlimited ,  a wholesaler of sprayed-on systems, technology and chemicals throughout the United States, began its wholesale business in November 1995. As noted above, on October 1, 2000, we sold all of our capital stock in Unlimited to WWNT in consideration for the issuance of 19,900,000 shares of WWNT common stock.   Because of the affiliated nature of the transaction, the sale of Unlimited to WWNT was accounted for at the cost basis of Unlimited to the Company.  As a result of this share exchange transaction, our equity interest in WWNT increased from approximately 61% to 92%.

Products and Services

Unlimited uses a two-component polyurethane formula that within minutes of being sprayed into a truck bed, bonds directly to the metal thereby forming a protective cushion between cargo and the truck bed. The bed liner also reduces noise, prevents rust, mildew, corrosion, and prevents scratches and dings to the surface of the truck bed. The bed liners are crack and abrasion resistant, yet are flexible enough to expand and contract in extreme temperature conditions. In addition, the bed liners are skid resistant and will not break down or corrode when exposed to fertilizers and other corrosive chemicals. The bed liners come in various colors, including but not limited to, black, blue, brown, burgundy, green, and gray.

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

Employees

As of  March 25, 2001, Unlimited employed seven persons, on a full-time basis, including management, sales, and office employees.  No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

Unlimited currently operate from one facility  located at 1107-B Upland Drive, Houston, Texas 77043, leased for approximately $3,400 per month. The facilities are approximately 8,750 sq. ft. and the lease expires June 2003. The Company believes these facilities are adequate for the current needs.

ITEM 2. DESCRIPTION OF PROPERTY

The Company during the year ended December 31, 2000 operated Brenham, TREE and WWNT from its executive office in Kemah, Texas. See Item 1. Description of Business: "Business Operations of Har-Whit/Pitt's & Spitt's, Inc.," "Business Operations of Acqueren, Inc.," "Business Operations of Unlimited Coatings," "Business Operations of Unlimited Coatings," and for a description of properties for Har-Whit and NPI. The Company believes its various facilities are adequate to meet current business needs, except as discussed in Item 1, and that its properties are adequately covered by insurance. Following the sale by the Company of its equity ownership of Unlimited to WWNT, the offices of Unlimited and WWNT were consolidated into the facility located at 1107-B Upland Drive, Houston, Texas 77043. Its phone number is (713) 647-8676.

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

ITEM 3. LEGAL PROCEEDINGS

On December 10, 1998, the Company filed an Original Petition and Request for Temporary Injunction for breach of contract and common law and stock fraud in connection with the Company's acquisition of Acqueren, Inc. against TDA Industries, Inc. and Fred Friedman in the 56th Judicial District Court of Galveston, Texas. The Company has claimed the defendants misrepresented the amount of equity in Acqueren as represented in the acquisition agreement. On August 17, 1999,TDA Industries, Inc. filed an action in the United District Court in the Southern District of New York, alleging violations of various securities laws, common law fraud, and breach of contract. In November, 1999 the parties entered into a settlement agreement calling for the mutual release, with prejudice, their respective lawsuits, TDA to forfeit its rights to 500,000   shares of our common stock it had been entitled to as stock dividends, and for each party to deliver to InterBank Capital Group 75,000 shares of our common stock or a total of 150,000 shares for its role in negotiating the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock, commencing on March 20, 2001, again became subject to quotation on the OTC:BB under the symbol "EDII". This is a result of the Company becoming current in its reporting requirements under the Exchange Act, and NASD review and approval. From November 4, 1999 until March 19, 2001 our shares of Common Stock were quoted under the symbol "EDII" on the National Quotations Bureau Pink Sheets. During the period that our shares were quoted on the Pink Sheets, the market for the Common Stock was limited, sporadic and highly volatile. Prior to delisting by the NASD on November 4, 1999, the Company's shares were quoted on the OTC:BB. The following table sets forth the high and low bid prices of our shares for the last two fiscal years and as of the most current date. As noted herein, from January 1, 1999 through November 3, 1999 and from March 20 to the date of this Annual Report, the high and low bid prices reflect quotations reported on the OTC:BB and from November 4, 1999 through March 19, 2001 the high and low bid prices reflect quotations reported by the National Quotation Bureau on the Pink Sheets.  These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year 1999
First Quarter Ending March 31,	$.33	$.19
Second Quarter Ending June 30,	$.34	$.19
Third Quarter Ending September 30,	$.24	$.08
Period Ending December 31,*	$.11	$.07

Fiscal Year 2000
First Quarter Ending March 31,*	$.10	$.03
Second Quarter Ending June 30,*	$.12	$.04
Third Quarter Ending September 30,*	$.12	$.06
Period Ending December 12,*	$.09	$.03

Fiscal Year 2001
Period Ending March 25,*	$.09	$.03

* As noted above the Company's shares were delisted from the OTC:BB from November 4, 1999 until March 20, 2001.

The Company believes that as of  March  25, 2000, there were approximately 230 record owners of its Common Stock.

It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future. Further, under Nevada Revised Statutes, Section 78.288, "no distribution may be made if, after giving it effect, (a) the corporation would not be able to pay its debts as they become due; or (b) except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution".

Recent Sales of Unregistered Securities

The following information sets forth certain information, as of  March 25, 2001 for all securities the Company sold during the past three years without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

Securities Issued for Cash
1. In May 1998, the Company issued 1,500,000 shares of Common Stock to directors and to a party associated with the Company at a purchase price of $0.10 per share. In January 2000, the Company issued 2,500,000 shares of Common Stock to a director at an aggregate purchase price of $40,000.
2. On May 17, 2000, Elk International and the Company agreed to convert $250,000 of debt owed to Elk into 15,000,000 shares of Common Stock which transaction was amended on December 12, 2000, as of May 17, 2000 to provide for the issuance of 6,250,000 shares of common Stock (or an adjusted price of $.04 per share). Additionally, on May 17, 2000 the Company sold to Elk for consideration of $250,000 which was paid to the Company prior to September 30, 2000 a total of 15,000,000 shares of Common Stock. This transaction was also amended on December 12, 2000 as of May 17, 2000 to provide for the sale of 6,250,000 shares of Common Stock instead of 15,000,000 shares of Common Stock (or an adjusted price of $.04 per share).

3.   On  June 12,  2000, the Company sold 10,000,000 shares of Common Stock  to the Daniel Dror II Trust of 1998 for an aggregate of $200,000  of a purchase price of $0.02 per share. The transaction was amended on December 12, 2000 as of June 12, 2000 to provide for the sale of 3,636,363 shares of Common Stock (or an adjusted purchase price of $.055 per share).

Reference is made to Item 12, "Certain Relationships and Related Transactions" and the disclosure contained therein regarding transactions with affiliated person involving the sale of restricted shares of Common Stock and the issuance of shares of  Common Stock in consideration for the conversion of debt. See also Note 16-Subsequent Events, to the Notes to Consolidated Financial Statements regarding  transactions in 2 and 3 above, contained in our Form 10-KSB/A for 1999 filed on December 15, 2000.

The Company believes transactions in (1) through (3) were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

4. In February 1998, the Company issued 50,000 shares of Common Stock to an accredited investor at a purchase price of $0.20 per share. In May 1998, the Company issued 100,000 shares of Common Stock to one accredited investor at a purchase price of $0.25 per share. In June 1998, the Company issued 110,000 shares of Common Stock to one accredited investor at a purchase price of $0.35 per share. In June 1998, the Company agreed to issue 4,500,000 shares of Common Stock to one accredited investor at an aggregate purchase price of $1,000,000 of which 2,000,000 shares had been paid for as of December 31, 1998. Subsequent to our fiscal year-end 1998, this subscription right was canceled and accordingly, the amount was eliminated against the related equity balance. In June 1998, the Company issued 500,000 shares of Common Stock to one accredited investor at a purchase price of $0.40 per share. In June 1998, the Company agreed to issue 1,000,000 shares of Common Stock to one accredited investor at a purchase price of $0.15 per share. The Company received the purchase price of $150,000 subsequent to fiscal year-end 1998. The Company believes these transactions were exempt from registration pursuant to Section 4 (2) and Rule 506 of Regulation D of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access to such information. In addition, the purchasers described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).
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

The Company believes the transactions in (4) and (5) were exempt from registration pursuant to Rule 504 of Regulation D of the Act.

Securities Issued for Services Rendered

6. In October 1998, the right to purchase 500,000 at $0.02 per share under options granted during 1997 were repurchased by the Company. These options had been granted to a former officer and director of the Company in September 1997 The remaining options to purchase 100,000 shares were transferred to an unrelated party who exercised these options in August 1998 at $0.02 per share. In June 1998, options to purchase 2,000,000 shares of Common Stock were exercised by the brother of the CEO of the Company, also at $0.02 per share.
7. In January 1998, the Company issued 610,000 shares of Common Stock to officers, directors, and employees for management advisory services rendered. These shares were valued at the market value of $.05 per share resulting in a $30,500 compensation expense.
8. In January 1998, the Company issued 100,000 shares of Common Stock to a former employee in exchange for the surrender of a previously issued option to purchase 100,000 shares of Common Stock at an exercise price of $0.02 per share. The issuance was recorded as $5,000 of compensation expense ($.05 per share). In January 1998, the Company issued 100,000 shares of Common Stock to a former director as part of a severance payment. This issuance was recorded as $5,000 compensation expense ($.05 per share).
9. In May 1998, the Company issued 190,000 shares of Common Stock to key employees of one of its subsidiaries, to an officer of the Company, and to a director of the Company for management advisory services rendered. The issuance of such shares was recorded at the market value ($.08 per share) at the date of grant as $15,200 of compensation expense. In May 1998, the Company issued an option to purchase 2,000,000 shares of Common Stock to the CEO of the Company at an exercise price of $0.12 per share.
10. In May 1998, the Company issued an option to purchase 4,000,000 of Common Stock to a party in connection with an exempt offering at an exercise price of $0.25 per share.
11. In August 1998, the Company issued an option to purchase 20,000 shares of Common Stock at an exercise price of $0.34 per share to an office of the Company as part of an employment agreement.
12. In January 1999, Ms. Laird-Ruthstrom was issued an option to purchase 45,000 shares of Common Stock at an exercise price of $0.02 per share for services rendered, which were exercise in August 1999. In January 1999, the Company issued Mr. Stump an option to purchase 100,000 shares of Common Stock at an exercise price of $0.24 per share and in March 1999; the Company issued an option to purchase 100,000 shares of Common Stock at an exercise price of $0.19 per share for services rendered. In October 1999, the Company canceled the above securities in exchange for the cancellation of $9,262 in debt. In January 1999, an employee of the Company was issued an option to purchase 15,000 shares of Common Stock at an exercise price of $0.24 per share for services rendered. In November 1999, Mr. Fields and Ms. Laird-Ruthstrom were each issued 200,000 and 50,000 shares of Common Stock, respectively, and three other employees were issued an aggregate of 175,000 shares of Common Stock for services rendered.

The Company believes transactions in (6) through (12) were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Securities Issued in Acquisitions

See  Part I, Item 1 "Description of Business" for detailed discussion of these transactions and related values and values per share. Also see Note 2 to the Notes to Consolidated Financial Statements for further disclosure regarding acquisitions.

13. In May 1998, the Company on behalf of one of its subsidiaries issued 8,000,000 shares of Common Stock to Daniel Dror & Company, Inc. in exchange for certain real property. In June 1998 and in December 1998, the Company on behalf of one of its subsidiaries issued a total of 2,100,000 shares of Common Stock to party associated with the Company and to the Daniel Dror II 1976 Trust in exchange for the outstanding shares of Midtowne Properties, Inc.
14. In June 1998, the Company entered into a purchase agreement to acquire Acqueren Inc. which provided for the issuance of 6,750,000 shares of Common Stock to the two primary shareholders of Acqueren, Inc., and provided for the remaining shareholders of Acqueren, Inc. to receive approximately 25.02 shares of common stock for each share of Acqueren, Inc. common stock exchanged for a total of 26,750,000 shares of AIII Common Stock. As of December 31, 1999, the Company had exchanged approximately 25,543,594 shares of Common Stock pursuant to the purchase agreement with the remaining shares held by the Company until the Acqueren shares are exchanged.
15. In September 1998, the Company issued 6,300,000 shares of Common Stock, and an option to purchase 400,000 shares of Common Stock at an exercise price of $0.20 per share to a current director in exchange for the outstanding shares of Modern Film Effects, Inc., Digital Research Corporation, and Electronic Pictures California, Inc.

The Company believes transactions in (13) through (15) were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the recipients described above were "accredited investors" (as that term is defined in Rule 501(a)(3) promulgated under the Act).

Securities Issued in Satisfaction/Settlement

See , Part III, Item 12, "Certain Relationships and Related Transactions" and Note 6 to the Notes to Consolidated Financial Statements for the securities issued pursuant to settlement of disputes.

16. In October 2000 the Company issued a total of 7,060,000 shares in the name of a former unrelated minority owner of 40% of Midtowne, together with $70,000 cash and the 840,000 shares previously issued to such former owner, to be held by an escrow agent, pending settlement of a dispute. The value of the shares on 7,060,000 shares was $353,000. Following the settlement, on January 15, 2001 Elk, which is controlled by Mr. Dror's brother, purchased the 7,060,000 restricted shares issued in October 2000 and the 840,000 restricted shares previously issued by payment to the escrow agent of $400,000 or a price of $.05 per share. The Company has charged as an expense the amount of $423,000 under the line item "Deemed Dividends" because of the affiliated nature of the transaction.

The Company believes transaction (16) was exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. See the discussion in Item 12, "Certain Relationships and Related Transactions" and Note 6 to the Notes to Financial Statements with regard to this transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Company is a holding company, which currently has five wholly-owned operating subsidiaries and one majority-owned (consolidating) subsidiary. Har-Whit is a manufacturer and distributor of barbeque pits and a custom sheet metal fabricator. TREE owns certain undeveloped real estate in Harris, Galveston and Chambers counties in Texas, some of which is held by its wholly-owned subsidiary, Midtowne. TREE has no operating activities other than acquiring and holding real estate for investment purposes. Brenham has a non-operating royalty interest in a producing gas well. Acqueren invests in marketable securities and its wholly owned subsidiary, NPI. NPI is a supplier of automotive after-market products and consumer durable goods. Unlimited distributes specialty chemicals to the automotive after-market. WWNT was an inactive public company. The WWNT  shares are subject to quotation on the Pink Sheets, and WWNT was held for future ventures until October 1, 2000, when the Company sold and WWNT acquired all of the capital stock of Unlimited Holdings. The consideration for the sale was the issuance to the Company of 19,900,000 WWNT share. Because of the control position of the Company in WWNT, which was 61% of WWNT prior to the transaction and 92% following the transaction, the transaction cannot be deemed to be arm's length, and the transaction has been accounted for based upon the Company's cost basis in the sale of the capital stock of Unlimited.  The acquisitions of Har-Whit, Acqueren, and Unlimited 1999 were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. TREE, Brenham and WWNT were accounted for using the historical cost basis of the predecessor because such transactions involved affiliated parties . See Part II, Item 5, "Recent Sales of Unregistered Securities", Part III, Item 12, "Certain Relationships and Related Transactions" and also see Notes 6 and 10 to the Notes to Consolidated Financial Statements regarding Midtowne and the settlement of a dispute.

The historical financial statements of the Company   include the acquisitions of acquired companies as of the effective dates of the purchases and the results of these companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

We intend to continue our efforts to grow through the acquisition of additional and complimentary businesses and by expanding its holdings in its various businesses. We will evaluate whether additional and complimentary businesses can be acquired at reasonable terms and conditions, at attractive earnings multiples and present opportunity for growth and profitability. These efforts will include the application of improved access to financing and management expertise afforded by synergistic relationships with the Company and its subsidiaries. Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the projected growth in earnings and cash flows are attainable and consistent with minimum expectations to yield desired returns to investors, and that management is capable of guiding the growth of operations, working in concert with others in the group to maximize opportunity.

We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. It is our current   intention to finance future acquisitions by using shares of our common stock and other forms of financing as the consideration to be paid. In the event that the common stock does not have and maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to seek other forms of financing in order to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

As our business strategy has been to acquire various companies, we have collected excess cash to effect such acquisitions. We have invested, at various times, a portion of our excess cash in investment securities and choose stocks that we believe are undervalued, with the expectation that such stocks will rise in value. There is a risk that the value of these investments will not rise as high as we expect, or in fact will fall in value. It has been our practice to only invest in liquid securities, in order to have immediate access to our cash reserves.

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

Results of Operations - Consolidated

Year Ended December 31, 2000 Compared With the Year Ended December 31, 1999

The net sales for the year ended December 31, 2000 were $14,567,820 as compared to $13,396,256 for December 31, 1999 or an 8% increase.

The sales of our segments: Industrial/Commercial; Oil and gas; Real estate; and Corporate are as follows: Industrial/Commercial had sales of $14,521,579 for the year ended December 31, 2000 compared to $12,786,279 for the year ended December 31, 1999 , an increase of approximately 12%. Our Industrial/Commercial segment consisted of  NPI, a wholly owned subsidiary of Acqueren,and Har-Whit. Our Oil and gas segment $8,587 in 2000 compared to $9,977 in 1999 and our Real estate segment had revenues of $37,654 in 2000 compared to $600,000 in 1999. Our corporate segment which consisted of the Company as holding company, had no revenues in either year.

Cost of sales for the year ended December 31, 2000 was $12,196,365 compared to $11,008,413 for the year ended December 31, 1999. The gross margins for the respective years were 16.3% and 17.8%.

SG&A expenses a for the year ended December 31, 2000 were $3,029,419 compared to  $4,358,557 for 1999. This decrease of 30.5%  is primarily the result of a decrease in accounting/auditing fees which were reduced to $65,000 in 2000 from approximately $850,000 in 1999. Corporate expenses, which includes accounting/auditing fees decreased to $754,793 in 2000 from $2,048,457 in 1999.

Total other income (loss) was ($472,631)  in 2000 compared to $834,904 for 1999. The total other loss in 2000 was principally attributable to unrealized losses from our trading securities of $522,236, a loss of $183,531 from the sales of assets.  The total other income in 1999 of $834,904 was principally the result of realized gains on investments of $1,134,884, and gains on the sales of property of $493,682. We also had other losses of $759,391 in 1999 from unrealized losses on investments and interest expense $201,050. The significant fluctuation in realized gains and unrealized losses  from 2000 to 1999 in our trading and available for sale securities reflects the significant declines in the US stock markets  since March 2000 and the increases in such markets during 1999 through March 2000.

Loss on Discontinued Operations

On October 1, 1999, WWNT sold all of its shares of CRC to Cinema Investment Group, Inc. (Cinema) for $250,000 and assumption of liabilities of $1,200,000. In accordance with generally accepted accounting principles, the loss on the disposal of CRC is $1,306,072  and the operating loss for the nine months prior to the sale of $1,373,468 are shown as a $2,679,540 loss from discontinued operations in 1999. Comparable reclassifications were also made for 1998. The Company had no losses from discontinued operations in 2000. See Note 3 - Discontinued Operations- Disposition of CRC and Note 17 - Restatement to the Notes to Consolidated Financial Statements for the year ended December 31, 1999 filed on Form 10-KSB/A on December 15, 2000, with regard to the sale of CRC.

Net Loss and Comprehensive Loss

Consolidated net loss before deemed dividends for the year ended December 31, 2000 was $1,130,595 compared to $3,815,680 for the year ended December 31, 1999. The loss on discontinued operations of CRC, as discussed above, accounted for 70.2% of the loss in 1999. We had an unrealized gain on available-for-sale investments in equity securities of $18,964 in 1999, which is included in comprehensive loss in 1999, compared to no unrealized gain or loss on available for sale securities in 2000.

Liquidity and Capital Resources

Total assets at December 31, 2000 and 1999, were $7,177,056 and $10,158,514.  The decline was attributable to a write-off of a restricted certificate of deposit of $1,150,000 in connection with the losses associated with CRC. See Note 3 to the Notes to Consolidated Financial Statements for our year ended December 31, 2000 and Notes 3 and 7 to Notes to Consolidated Financial Statements for our year ended December 31, 1999, filed in our Form 10-KSB/A on December 15, 2000. In addition, the market value of our trading securities declined to $120,000 at December 31, 2000 compared to $1,006,779 at December 31, 1999. References is also made to our Form 10-KSB/A for our year ended December 1999 filed on December 15, 2000 for disclosure of the CRC transactions and the restatement of the Company's 1999 consolidated financial statements.

Total liabilities at December 31, 2000 were $3,404,542 compared to $5,925,405 at December 31, 1999. The significant decrease in total liabilities was principally attributable to the decrease in accounts payable and accrued expenses from $2,448,261 at December 31, 1999 to $1,822,405 at year end 2000, the margin loan payable of $523,863 at year end 1999 compared to no margin loan payable at year end 2000, net liabilities from discontinued operations of $1,200,000 at December 31, 1999 from the CRC transaction, compared to no net liabilities from discontinued operations at December 31, 2000 (See Note 3  to the Notes to Consolidated Financial Statements).

At December 31, 2000 our working capital was $407,327 compared to  $497,207 at December 31, 1999. Reference is made to our Form 10-KSB/A for our year end December 31, 1999 filed on December 15, 2000 and the disclosure contained therein regarding the disposition of and losses associated with CRC and Note 3 to Notes to Consolidated Financial Statements and Notes 3 and 7 to the Notes to Consolidated Financial Statements for 1999 filed in the Form 10-KSB/A on December 15, 2000.

Total cash inflow in 2000 was $70,106 compared to a total cash outflow of $373,599 in 1999.  Cash flows used by operating activities were $1,777,748 in 2000 compared to $1,794,739 in 1999. The change in cash flows used in operating activities was not significant. The most significant changes in the components in our cash flows were as follows: proceeds from available for sale securities decreased from $1,167,605 during 1999 to $52,314 during 2000; and cancellation of a restricted certificate of deposit in the amount of $1,150,000 during 2000 which was previously was reported as a current asset. Reference is made to the restated consolidated financial statements for the year ended December 31, 1999 which were included in our Form 10-KSB/A filed December 15, 2000.

Cash flows provided by financing activities were $598,804 in 2000 compared to $389,714 in 1999. The increase during 2000 was mainly a result of an increase in proceeds from the issuance of stock and net borrowings from related parties.

The Company at December 31, 2000 had no commitments for any additional financing.  If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. Subsequent to our year ended December 31, 2000, our shares were again subject to quotation on the OTC:BB, after being delisted on November 4, 1999 because we were not current in our reporting requirements under the Exchange Act. We believe that we will have additional liquidity as a result of our shares being on the OTC:BB, and should be able to raise sufficient equity capital at terms and conditions satisfactory to the Company. At December 31, 1999, the Company was in violation of certain financial ratios on it capital leases and  received a waiver for those violations from the lessor. Reference is made to Note 10 to the Notes to Consolidated Financial Statements for 1999 regarding Capital Leases.

Subsequent the the year ended December 31, 1999, as disclosed in our Annual Report on Form 10-KSB/A for 1999, filed on December 15, 2000, we entered into transactions involving the sale of restricted  shares of Common Stock to Elk, a company controlled by Daniel Dror's brother, but of which Mr. Dror disclaims any beneficial ownership or interest, and Elk also converted debt into equity as discussed in (i) below. We also sold restricted shares of Common Stock to the Daniel Dror II Trust of 1998 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 15,000,000 restricted shares of Common Stock, which conversion was based upon a price of $.0166 per share. On December 12, 2000 the conversion price was adjusted to $.04 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. As a  result the number of shares issued to Elk upon the conversion was adjusted from 15,000,000 shares of Common Stock to 6,250,000 shares of Common Stock. In addition, On May 17, 2000 the Company sold to Elk 15,000,000 shares of Common Stock for cash consideration of $250,000 or $.0166 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000 as of May 17, 2000 to a price of $.04 per share, the closing price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 15,000,000 shares to 6,250,000 shares.   The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights  and the waiver of  the availability to Elk of Rule 144 under the Act to resell these shares. In addition,  in a separate letter commitment dated on May 17, 2000 Elk gave the Company a one-year commitment to loan up to  $500,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by Elk will be evidenced by an 8% note or at the option of Elk and at December 12, 2000 Elk and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000; and

(ii) On June12,  2000 the Company sold to the Daniel Dror II Trust of 1998 10,000,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $0.02 per share. The price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $.055 per share. The Company and the Daniel Dror II Trust of 1998 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000 as of June 12, 2000 to a price of $.055 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 10,000,000 shares to 3,636,363 shares.  Further, in a separate letter commitment dated June 12, 2000 the Daniel Dror II Trust of 1998 gave the Company a one-year commitment to loan the Company up to $200,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by the Daniel Dror Trust II of 1998 in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by the Trust will be evidenced by an 8% note and at December 12, 2000 the Trust and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000.

The Company believes that the transactions with Elk and the Daniel Dror II of 1998, as discussed more fully in Item 12, "Certain Relationships and Related Transactions" below and in our amended Form 10-KSB/A for 1999 are as fair as those obtainable from independent third parties, if in fact, any financing were available from independent third parties. Further, following the delisting of our Common Stock from the OTC:BB on November 4, 1999, the Company was not readily able to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of the restricted shares of Common Stock and the conversion of debt into restricted shares. During the period that our shares were quoted on the Pink Sheets, trading in our shares was sporadic and liquidity was limited.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

Independent Auditors' Report	20
Consolidated Financial Statements:
Balance Sheets – December 31, 2000 and 1999	21
Statements of Operations – Years ended December 31, 2000 and 1999	22
Statements of Stockholders’ Equity – Years ended December 31, 2000 and 1999	22
Statements of Cash Flows – Years ended December 31, 2000 and 1999	23
Notes to Consolidated Financial Statements	24

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation

7171 Harwin Drive, Suite 306
Houston, Texas 77036-2197
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com

Independent Auditors’ Report

The Board of Directors and Stockholders
American International Industries, Inc.:

The Board of Directors and Stockholders

American International Industries, Inc.:

We have audited the consolidated balance sheets of American International Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
March 23, 2001

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999
	2000	1999
Assets
Current assets:
Cash	$709,502	$639,396
Restricted certificates of deposit (notes 3 and 9)	-	1,150,000
Trading securities (note 4)	120,000	1,006,779
Accounts receivable, less allowance for doubtful accounts of
$229,668 in 2000 and $135,614 in 1999	1,186,758	1,609,561
Notes receivable	65,676	181,691
Inventories (note5, 8 and 9)	1,204,663	1,199,947
Prepaid expenses and other current assets	10,721	45,510
Total current assets	3,297,320	5,832,884

Note receivable, net of allowance for doubtful accounts
of $1,200,000 at December 31, 2000 and 1999 (note 2 and 3)	60,000	-
Real estate held for sale (note 6)	939,584	939,584
Property and equipment, net of accumulated
depreciation and amortization (notes 7and 9)	1,380,536	1,588,222
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $354,664 in 2000 and $132,729 in 1999 (note 2)	1,411,801	1,604,031
Non-compete agreements, net of accumulated amortization of
$425,000 in 2000 and $325,000 in 1998 (notes 2 and 3)	75,000	175,000
Other assets	12,815	18,793
Total assets	$7,177,056	$10,158,514

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,822,405	$2,448,261
Margin loan from financial institution (note 4)	-	523,863
Short-term notes payable (note 8)	472,220	534,917
Short-term notes payable to related parties (note 10)	471,000	471,000
Current installments of long-term debt (note 9)	115,365	112,527
Current installments of capital lease obligations (note 11)	9,003	45,109
Net liabilities from discontinued operations (note 3)	-	1,200,000
Total current liabilities	2,889,993	5,335,677

Long-term debt, less current installments (note 9)	514,549	543,596
Capital lease obligations, less current installments (note 11)	-	46,132
Total liabilities	3,404,542	5,925,405

Stockholders' equity (notes 2, 3 and 11):
Preferred stock, $.001par value. Authorized 10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
149,149,334 shares issued and 148,897,334 shares outstanding in 2000, 123,702,971 shares issued and 123,450,971
shares outstanding in 1999	148,897	123,451
Additional paid-in capital	17,462,918	16,395,364
Accumulated deficit	(13,805,273)	(12,251,678)
Total stockholders 'equity	3,806,542	4,267,137
Less treasury stock, at cost (252,000)	(34,028)	(34,028)
Total stockholders' equity	3,772,514	4,233,109
Commitments and contingent liabilities (notes 9 and 12)
Total liabilities and stockholders' equity	$7,177,056	$10,158,514
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2000 and 1999
	2000	1999
Revenues	$14,567,820	$13,396,256
Costs and expenses:
Cost of sales	12,196,365	11,008,413
Selling, general and administrative	3,029,419	4,358,887
Total operating expenses	15,225,784	15,367,300

Operating loss	(657,964)	(1,971,044)

Other income (expenses):
Interest income	57,222	82,264
Realized gains on investments	173,231	1,134,884
Unrealized gain and (losses) on investments	(522,236)	(759,391)
Gain (loss) on the sale of assets	(15,318)	493,682
Interest expense	(183,531)	(201,050)
Other income	18,001	84,515
Total other income	(472,631)	834,904

Net loss from continuing operations before income tax benefits	(1,130,595)	(1,136,140)
Deferred income tax benefit (note 12)	-	-
Net loss from continuing operations	(1,130,595)	(1,136,140)
Loss from discontinued operations (note 3)	-	(2,679,540)
Net loss	(1,130,595)	(3,815,680)
Deemed dividends (note 6)	(423,000)	(90,000)
Net loss applicable to common shareholders	$(1,553,595)	$(3,905,680)

Net loss per common share - basic and diluted:
Net loss from continuing operations	$(0.01)	$(0.01)
Net loss from discontinued operations	$(0.01)	$(0.01)
Net loss applicable to common shareholders	$-	$(0.02)

Weighted average common shares-basic and diluted	136,908,243	122,951,124

Consolidated statements of comprehensive loss
Net loss	$(1,130,595)	$(3,815,680)
Unrealized gain (loss) on shares available-for-sale	-	18,964
Comprehensive loss	$(1,130,595)	$(3,796,716)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2000 and 1999
							Accumulated
					Common		other
			Additional		stock		compre-	Total
	Common Stock		paid-in	Accumulated	subscription	Treasury	hensive	stockholders'
	shares	amount	capital	deficit	receivable	stock	loss	equity
Balance, December 31, 1998	118,845,971	$118,846	$15,729,069	$(8,345,998)	$(550,000)	$(37,251)	$(18,964)	6,895,702
Issuance of restricted shares for:
Marald, Inc. (note 2)	3,500,000	3,500	648,500	-	-	-	-	652,000
Midtowne Properties (note 11)	1,000,000	1,000	89,000	-	-	-	-	90,000
Employee compensation (note 11)	10,000	10	21,990	-	-	-	-	22,000
Exercise of stock options (note 11)	345,000	345	6,555	-	-	-	-	6,900
Proceeds from stock subscriptions	-	-	-	-	450,000	-	-	450,000
Stock subscriptions canceled (note 11)	(250,000)	(250)	(99,750)	-	100,000	-	-	-
Treasury stock sales	-	-	-	-	-	3,223	-	3,223
Sale of available-for-sale shares	-	-	-	-	-	-	18,964	18,964
Deemed dividend (notes 6 and 11)	-	-	-	(90,000)	-	-	-	(90,000)
Net loss	-	-	-	(3,815,680)	-	-	-	(3,815,680)
Balance, December 31, 1999	123,450,971	123,451	16,395,364	(12,251,678)	-	(34,028)	-	4,233,109

Issuance of restricted shares under
private placement (note )	18,636,363	18,636	721,364	-	-	-	-	740,000
Issuance of restricted shares in
settlement of litigation (note )	7,060,000	7,060	469,490	-	-	-	-	469,490
Cancellation of shares	(250,000)	(250)	250	-	-	-	-	-
Deemed dividends (note 3)	-	-	-	(423,000)	-	-	-	(423,000)
Net Loss	-	-	-	(1,130,595)	-	-	-	(1,130,595)
Balance, December 31, 2000	148,897,334	$148,897	$17,586,468	$(13,805,273)	$-	$(34,028)	$-	$3,889,004
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2000 and 1999

	2000	1999
Cash flows from operating activities:
Net loss	$(1,130,595	$(3,815,680)
Loss from discontinued operations	-	2,679,540
Net loss from continuing operations	(1,130,595)	(1,136,140)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	188,505	408,048
Inventory reserve	229,249	(8,466)
Common stock issued for services	-	22,000
Realized gain on sale of securities	(173,231)	(1,134,884)
(Increase) decrease in market value of trading securities	523,863	759,391
Loss on disposal of equipment	-	6,320
Loss (gain) on sale of subsidiary	15,318	(143,928)
Sale (Purchase) of trading securities, net	(40,030)	(1,402,576)
Minority interest expensed to operations	-	70,298
Changes in operating assets, net of acquisitions and dispositions:
(Increase) decrease in accounts receivable	422,803	(442,239)
(Increase) decrease in inventories	(4,716)	1,701
Increase in prepaid expenses	34,789	46,993
(Increase) decrease in other assets	5,978	135,943
Changes in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(649,681)	1,022,800
Increase (decrease) in accounts payable and accrued expenses	(1,200,000)	-
Net cash used in operating activities	(1,777,748)	(1,794,739)

Cash flows from investing activities:
Proceeds (purchase) of available-for-sale securities, net	52,314	1,167,60
Capital expenditures for property and equipment	(81,538)	(303,096)
Purchase of real estate property	-	-
Decrease in notes receivable	136,702	178,000
Redemption of restricted certificates of deposit	1,150,000	-
Proceeds from disposition of assets	-	131,076
Cash sold in the sale of subsidiary	(8,428)	-
Cash paid for acquisitions	-	(142,159)
Net cash provided by (used in) investing activities	1,249,050	1,031,426

Cash flows from financing activities:
Proceeds from issuance of stock	740,000	456,900
Net borrowings (repayments) under lines of credit agreements	(82,238)	99,261
Principal payment on long-term debt	(26,209)	(154,144)
Principal payments on capital lease obligations	(32,749)	(14,965)
(Purchase) sale of treasury stock	-	2,662
Net cash provided by financing activities	598,804	389,714

Net increase (decrease) in cash	70,106	(373,599)

Cash at beginning of year	639,396	1,012,995
Cash at end of year	$709,502	$639,396

Supplemental schedule of cash flow information:
Interest paid	$183,531	$201,051

Non-cash transactions:
Net purchase of securities on margin	$-	$428,218
Deemed dividends	$423,000	$90,000
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

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis.

Investment Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

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

Real Estate Held for Sale

Real estate held for sale is carried at the lower-of-cost, predecessor carryover historical cost basis, or fair market value, net of selling costs. Management assesses the value of real estate held for sale on a quarterly and annual basis to determine if any impairment to this net realizable value has occurred. Management closely monitors any changes in the real estate market, which would indicate that a change in the value of its holdings has occurred and also obtains independent third party appraisals on its holdings on an as-needed basis.

Intangible Assets

The Company's intangible assets represent goodwill acquired in the acquisitions discussed in Note 3 and the noncompete agreements. The Company amortizes goodwill over a 15-year period and the noncompete agreements over their terms of 5 to 6 years on a straight-line basis.

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 2000 and 1999.

Revenue Recognition

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2000 and 1999, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options to purchase shares of common stock.

Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Stock-based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Derivative and Hedging Activities In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

Reclassifications

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(2) Acquisitions and Divestiture

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

Effective October 1, 2000, the Company transferred 100% of the stock of Marald, Inc. to WWN in exchange for 19,900,000 shares of restricted common of WWN, which effectively increased the Company's ownership percentage to 92% of the 25,000,000 shares outstanding. Since the transfer of ownership was to a related party, the investment in UC by WWN was recorded at the historical cost basis of $836,361 at the effective date of the transactions.

Except as previously stated for WWN, all of the above acquisitions have been accounted for using the purchase method with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition dates. Such allocations were based on evaluations and estimations.

The purchase allocation is summarized as follows for the 1999 acquisitions:

1999
Current assets	$374,547
Noncurrent assets	22,429
Property and equipment	190,737
Goodwill	835,984
Current liabilities	(444,123)
Long-term liabilities	(112,028)
Minority interests	(11,462)
$856,084

The following presents the unaudited pro forma results of operations of AIII for the year ended December 31, 1999, as if these purchase transactions would have been consummated as of January 1, 1999.

1999
Pro forma sales	$13,561,480
Pro forma operating loss	$(1,935,366)
Pro forma net loss applicable to common shareholders	$(2,453,669)
Pro forma basic and diluted net loss per share	$(.02)
Weighted average shares outstanding	124,699,735

Effective July 1, 2000, the Company sold 100% of the stock of Tough Trucks and Accessories, Inc., d.b.a. Armor Linings in exchange for a long-term note receivable in the amount of $60,000 and transferred debt of $68,200 to the purchaser. Accordingly, revenues and expenses for Armor are included in the financial statement of the Company through June 30, 2000. The Company recorded a loss in the amount of $15,318 from the sale of Armor.

(3) Discontinued Operations – Disposition of CRC

Effective October 1, 1999, WWN sold all its shares of CRC to Cinema Investment Group, Inc. ("Cinema"). WWN received a note receivable for $250,000, which was subsequently determined to be uncollectible. Cinema assumed liability for notes payable of $1,200,000; however, one of the notes in the amount of $1,000,000 was secured by a certificate of deposit in the amount of $1,000,000 owned by AIII at December 31, 1999, and the other note in the amount of $200,000 was guaranteed by AIII. As of December 31, 1999, the Company determined that CRC was not financially able to make the payments on the notes; therefore, the Company recorded the notes on the books of AIII at December 31, 1999, and recorded a long-term note receivable from CRC in the amount of $1,200,000, and also established an allowance for the amount of $1,200,000 on the two notes. The Company repaid both notes during 2000.

The loss on the disposition of CRC and the total loss from discontinued operations are as follows:

1999
CRC net assets at October 1, 1999	$106,072
Proceeds from the sale (note receivable) (WWN)	(250,000)
Allowance for uncollectible note receivable (WWN)	250,000
Allowance for uncollectible note receivable (AIII)	1,200,000
Loss on disposition of CRC	1,306,072
CRC's 1999 operating loss	1,373,468
Loss from discontinued operations	$2,679,540

CRC, acquired in the fourth quarter of 1998, comprised the Media/Entertainment segment of the Company’s total operations. Shown below is a summary of certain elements of CRC’s operations, financial position and cash flows reflected in the Company’s consolidated financial statements from the period of acquisition in 1998 to the date of disposition in 1999:

1999
Income statement data:
Revenues	$2,685,251
Cost and expenses	(4,058,719)
Operating loss	(1,373,468)
Balance sheet data: (at September 30, 1999)
Current assets	$381,860
Property and equipment, net	3,274,026
Total assets	3,766,131
Current liabilities	(2,353,539)
Other liabilities	(1,306,520)
Net assets of discontinued operations	106,072

Cash flow data:
Cash flows from operations	$(45,095)
Cash flows from investing activities	(126,013)
(80,735)
Net cash flows from discontinued operations	$(251,843)

(4) Investment Securities

Trading

The Company invests excess funds in marketable equity securities. In order to reduce the cost of the investment and associated risk in such securities, the Company sold call options for the number of shares purchased. The securities and related call options are carried at market value with any changes in market value during the period of the stock or call option included as a component of net income. For the years ended December 31, 2000 and 1999, the Company recognized net increases (decreases) in the market value of such equity securities of $(522,236) and $(759,391), respectively, as components of net loss. As of December 31, 2000 and 1999, the Company had borrowings from margin accounts with financial institutions of $0 and $523,863.

As of December 31, 2000 and 1999, the trading securities and related call options are summarized below. There were no call options outstanding as of December 31, 2000.

	2000		1999
		Security		Security		Options
	Security	Market	Security	Market	Option	Market
	Cost	Value	Cost	Value	Proceeds	Value
Billings Concepts Corp.
50,000 shares of common stock			$250,000	325,000	14,762	17,500
20,000 shares of common stock	$300,000	120,000
Corel Corporation
1,000 shares in common stock			18,003	15,125
Intel Corporation
4,000 shares of common stock			330,636	329,248
Rochester Medical
30,200 shares of common stock			290,540	215,175
UBID, Incorporated
7,000 shares of common stock			308,409	185,500	63,992	50,995
World Wide Net, Incorporated
33,500 shares of common stock			25,125	5,226
	$300,000	120,000	$1,222,713	1,075,274	78,754	68,495

(5) Inventories

Inventories consisted of the following:

	December 31
	2000	1999

Raw materials	$24,119	$46,351
Work-in-process	175,546	244,315
Finished goods	1,004,998	909,281
	$1,204,663	$1,199,947

(6) Real Estate Held for Sale

Real estate held for sale is summarized as follows:

	December 31,
	2000	1999

286 undeveloped acres on Galveston Bay, Texas	$225,000	$225,000

42.6 undeveloped acres of land in Southeast Houston,
Texas and commercial
properties in Harris County, Texas (1)	186,390	186,390

736 undeveloped acres of land in Anahuac, Texas	176,572	176,572

23 acres of undeveloped land in Harris County, Texas	164,800	164,800
Other properties	186,822	186,822
	$939,584	$939,584

1. In June 1998, the Company purchased a real estate company, Mid-Towne Properties, Inc. ("Mid-Towne") for 2,100,000 shares of AIII plus the assumption of property taxes of approximately $300,000. Mid-Towne has no operations other than its ownership of the 42.6 acres of land. Mid-Towne was 60% owned by a trust for the benefit of the son of the CEO of the Company. Since the Mid-Towne acquisition was made through an entity under common control, the Company has accounted for the acquisition at the predecessor carry-over historical cost basis of $186,390, plus the assumed property tax liability of $300,000. The difference between the total cost basis and the fair value of the asset acquired plus the property tax liability of $300,000 assumed of $1,965,000 was recognized as a deemed (non-cash) dividend in 1998.

In October 1999, the Board of Directors authorized management to issue an additional 1,000,000 shares of common stock to the former owners of Midtowne Properties (60% to a related party (see 1 above)), due to significantly higher appraised values than originally estimated at the date of acquisition. Since the original acquisition was made through entities under common control, the value of these shares, $90,000, has been recognized as a deemed dividend in 1999.

In August 2000, one of the two former owners of Midtowne Properties (the unrelated party who had a minority 40% interest) informed the Company that it had a dispute concerning the valuation of the properties in Midtowne when the Company's subsidiary acquired 100% of  Midtowne.  On October 2, 2000, the Company agreed to settle the dispute by the issuance of shares and the payment of cash to be held in escrow by an escrow agent under the settlement was finalized, as follows: the Company agreed to issue to the former owner an additional 7,060,000 shares of restricted common stock (valued at $353,000); and the payment of $70,000 in cash to be held by the escrow agent. The value of the 7,060,000 shares ($353,000) and the cash payment of $70,000 for a total of $423,000 were recorded as a deemed dividend in 2000. The agreement required the additional 7,060,000 shares of stock, $70,000 in cash and 840,000 shares of previously issued stock be placed with an escrow agent. On January 15, 2001, a company owned by the brother of the Company's CEO purchased the 7,060,000 shares held by the escrow agent as well as 840,000 shares previously issued to the former owner, for $400,000. On January 15, 2001, the escrow agent paid the plaintiff the $470,000 held in escrow which included the $70,000 in cash paid by the Company. The settlement agreement also released the Company from any further claims pertaining to the fairness of consideration received for the sale of Midtowne Properties to the Company.

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2000	1999
Land		$386,812	$508,487
Building and improvements	20	673,772	688,521
Machinery and equipment	8	537,458	523,313
Office equipment	7	134,961	131,905
Automobiles	5	172,644	126,308
		1,905,647	1,978,534
Less accumulated depreciation and amortization		(525,111)	(390,312)
Net property and equipment		$1,380,536	$1,588,222

(8) Short-term Notes Payable To Banks
	December 31
	2000	1999
Line of credit with a bank for $160,000, prime rate of interest (8.25% at December 31, 1999), interest only due monthly with payment of principal due at maturity in April 2000 for Northeastern Plastic, Inc.	$ -	$160,000
Line of credit with a bank for $200,000, 9% per annum, interest only due monthly with payment of principal due at maturity in April 2001 for Acqueren, Inc.	200,000	-
Line of credit with a bank for $87,500, 9.5% per annum, interest only due monthly with payment of principal due at maturity in May 2001 for Acqueren, Inc.	87,500	-
Line of credit with a bank for $60,000, 9% per annum, maturity in May 2001 for Acqueren, Inc.	60,000	-
Line of credit with a bank for $125,000, 9.5% per annum, interest only due monthly with payment of principal due at maturity in May 2001 for Marald, Inc.	124,720	125,000
Line of credit with a bank for $100,000, 9.5% per annum, interest only due monthly with payment of principal due at maturity in August 2000 for Marald, Inc.	-	99,917
Line of credit with a bank for $150,000, 8% per annum, interest only due monthly with payment of principal due at maturity (collateralized by AIII’s $150,000 certificate of deposit) in May 2000 for Har-Whit	-	150,000
	$472,220	$534,917

At December 31, 2000, the Company has a $500,000 line of credit agreement that expires July 19, 2001 for Northeastern Plastics, Inc.. Outstanding borrowings against the line of credit bear interest at the lender's prime rate plus 1% (9.5% at December 31, 2000). The line of credit is secured by the Company's accounts receivable, inventories and equipment. At December 31, 2000, the outstanding balance on the line of credit was $0.

Each of AIII’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AIII.

(9) Long-term Debt

Long-term debt consisted of the following:

	December 31
	2000	1999
Note payable to a bank, 9.75% per annum, due in monthly payments of principal and interest of $7,895 through February 2003 with remaining amount due in March 2003 for Har-Whit	$487,895	$531,873
Other notes (10) with various terms	142,019	124,250
	629,914	656,123
Less current portion	(115,365)	(112,527)
	$514,549	$543,596

Each of AIII’s subsidiaries that have outstanding notes payable have secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AIII. In addition, as of December 31, 1999, CRC had a note payable totaling $1,000,000, which was collateralized by a $1,000,000 restricted certificate of deposit. The Company continued to collateralize this note subsequent to the sale of CRC (See note 3).

Principal repayment provisions of long-term debt are as follows at December 31, 2000:

2001	115,365
2002	106,628
2003	402,919
2004	5,002
Total	$629,914

(10) Notes Payable to Related Parties

The Company had the following notes payable to related parties outstanding at December 31, 2000 and 1999:

	December 31
	2000	1999
Note payable to selling stockholder of WWN, 8% per annum, due on demand	$221,000	$221,000
Note payable to former director, interest imputed at prime, due on demand	250,000	250,000
Total notes payable to related parties, 000	$471,000	$471,000

Interest expense for the years ended December 31, 2000 and 1999 on these related party notes was approximately $42,000.

(11) Capital Leases

The Company has the following future aggregate minimum annual lease payments required under capital leases as of December 31, 2000:

2001	9,173
Total minimum lease payments	9,173
Less amount representing interest (6.5%)	(170)
Present value of net minimum lease payments	9,003
Less current portion	(9,003)
Long-term portion	$ -

(12) Capital Stock and Stock Options

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 149,149,334 were issued and 148,897,334 outstanding at December 31, 2000, and 3,415,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 2000.

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

In 1998, the Company issued 200,000 shares of common stock to its CEO in exchange for executive and management services rendered. Such award was recorded at the date of grant as a $13,000 compensation expense based on the market value (approximately $.07 per share) of the shares issued. Further, in accordance with a May 1998 employment agreement, the Company granted an option to purchase 2,000,000 shares at $.12 per share through May 2001, which were immediately exercisable, to its Chief Executive Officer. On May 19, 2000, this agreement was ratified and approved by the Board of Directors to revise the option price to $.04 per share, and extend the date through May 14, 2003. Since the option price exceeded the market value of AIII's stock at the time of the grant, there was no charge to expenses for this option.

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

The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999 as follows:

	December 31
	2000	1999
Dividend yield	0%	0%
Expected volatility	167%	90%
Risk free interest	6.5%	6.5%
Expected lives	5 years	5 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	December 31
	2000	1999
Net loss applicable to common stockholders:
As reported	$(1,553,595)	$(3,905,680)
Pro forma	$(1,553,595)	$(3,908,830)
Loss per share:
As reported	$ (.01)	$ (.03)
Pro forma	$ (.01)	$ (.03)

A summary of the status of the Company's stock options to employees as of December 31, 2000, and 1999 changes during the periods ending on those dates is presented below:

	Shares	Weighted-Average Exercise Price December 31, 2000	Shares	Weighted-Average ExercisePriceDecember 31, 1999

Outstanding at beginning of period	3,415,000.05		3,720,000.16
Granted	-	-	260,000.18
Exercised	-	-	(345,000)	(.02)
Canceled	-	-	(220,000)	(.23)

Outstanding and exercisable at end of period	3,415,000.05		3,415,000.05

Weighted average fair value of options
granted during the period	None	N/A	260,000.11

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2000:

Exercise Price	Number Outstanding and Exercisable at December 31, 2000	Weighted Average Remaining Contractual Life (Years) at December 31, 2000

$ .02	1,000,000	2.00
$ .04	2,000,000	2.42
$ .20	400,000	1.00
$ .24	15,000	2.00
$ .02 - 24	3,415,000	2.13

(13) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31,
		2000		1999
Tax benefit computed at statutory rate for continuing operations		$(384,000)		$(386,000)

Non-deductible permanent difference		-		-
Change in valuation allowance, net of valuation	$		$
allowance of acquired subsidiaries		$384,000		$386,000
Tax benefit for continuing operations		$-		$-
Tax expense (benefit) of discontinued operations		$-		$-

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2000	1999
Deferred tax assets:
Net operating loss	$2,505,000	$2,121,000
Other	-	21,000
Total deferred tax asset	2,505,000	2,142,000
Valuation allowance	(2,341,000)	(1,957,000)
Net deferred asset	164,000	185,000

Deferred tax liability:
Difference in carry value of property and equipment	164,000	185,000
Total deferred tax liability	164,000	185,000
Net deferred tax liability	$ -	$ -

At December 31, 1999, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

The Company has net operating loss carryforwards in excess of $2,500,000 as of December 31, 2000, to offset future taxable income, which expire 2020.

(14) Commitments and Contingencies

Prior to January 1, 1998, Acqueren relocated its operations from Brooklyn, New York to Nicholls, Georgia. In accordance with the move the Company executed a lease from an unrelated party for the Company's new facility. The current lease agreement expires October 9, 2001, and provides for annual rent of $40,500. Rent expenses of $40,737 and $39,960, respectively, were recorded in 2000 and 1999.

In connection with the relocation to Nicholls, Georgia. Acqueren, through its wholly owned subsidiary, NPI, terminated its union contract in New York. The union has claimed a deficiency for unfunded pension liabilities. Management has accrued $149,000 at December 31, 2000 relating to this potential liability. Management estimates that such an amount will be sufficient to cover any potential obligation to this union.

NPI sells automotive and electrical products primarily to companies in the United States and Canada. For the years ended December 31, 2000 and 1999, over sixty percent of its sales were to two customers. Management of the Company performs ongoing credit evaluations and makes provision for uncollectible amounts when deemed necessary.

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

(15) Related Party Transactions

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

(16) Segment Information

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	December 31,
	2000	1999
Revenues:
Industrial/Commercial	$14,521,579	$12,786,279
Oil and gas	8,587	9,977
Real estate	37,654	600,000
Corporate	-	-
	$14,567,820	$13,396,256

Income (loss) from operations:
Industrial/Commercial	$107,872	$158,712
Oil and gas	7,460	(6,813)
Real estate	(18,503)	(74,486)
Corporate expenses	(754,793)	(2,048,457)
	$(657,964)	$(1,971,044)

Identifiable assets:
Industrial/commercial	$5,919,510	$8,257,502
Oil and gas	78,016	70,006
Real estate	961,463	996,065
Corporate	218,067	834,941
	$7,177,056	$10,158,514

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Company’s Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

Name	Age	Position
Daniel Dror, Sr.	60	Chairman of the Board, Chief Executive Officer
Erick Friedman	61	Director
Charles R. Zeller	59	Director
John W. Stump III	56	Chief Financial Officer
Rebekah Laird-Ruthstrom	46	Secretary and Treasurer

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

Charles R. Zeller  is President of Texas Real Estate Enterprises, Inc. ("TREE"), a wholly-owned subsidiary of the Company, as well as President of Midtowne Properties, Inc. , a wholly owned subsidiary of TREE. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of  Gulf Crest in downtown Pearland, TX. He has experience as a real estate investor and developer for 35 years,  including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of Realamerica Corporation.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 1999; with respect to this information for Mr. Fields, compensation is reported for the Company's fiscal year (NPI’s fiscal year end is June 30):

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Daniel Dror, President, CEO (2)	2000	$120,000	0	$5,750(3)	0	0	0	0
Daniel Dror, President, CEO	1999	$132,000	0	$5,750(3)	0	0	0	0
Daniel Dror, President, CEO	1998	$150,000	0	$5,750(3)	$23,640(4)	2,000,000(5)	0	0
Marc Fields President NPI	2000	$124,332	0	0	$8,000(6)	0	0	0
Marc Fields President NPI	1999	$124,332	0	0	0	0	0	0
Marc Fields President NPI	1998	$124,000	0	0	0	0	0	0
(1) The issuance of Common Stock was awarded for services rendered.
(2) Mr. Dror began serving as CEO of the Company in September 1997. The salary paid to Mr. Dror during each of 1998, 1999 and 2000 includes certain personal expenses of Mr. Dror that were paid by the Company
(3) Represents total payments made by the Company for automobile owned by the Company which Mr. Dror utilizes for the fiscal year.
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
(6) Consists of 200,000 shares of Common Stock granted in November 1999.

Employment Agreements

In May 1998, Mr. Dror entered into a three-year employment agreement with the Company, which provided for compensation of 100,000 shares of  Common Stock and options to purchase 2,000,000 shares of Common Stock at $0.12 per share expiring in May 2001. In October 1998, Mr. Dror's employment agreement dated May 1998 was amended pursuant to which he entered into a new three-year employment agreement with the Company, which provides for a monthly salary of $1,000. In January 1998 and May 1998 Mr. Dror was issued 100,000 shares of Common Stock as restricted stock award compensation having a value of $23.640. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Dror, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company. In connection with Mr. Dror's employment agreement, the Company has paid certain personal expenses of Mr. Dror which it has treated as salary to Mr. Dror during the respective periods set forth in the above table.

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

In March 1999, Juan Carlos Martinez, president of Marald d/b/a Unlimited, entered into a two-year employment agreement with the Company, which provides for a monthly salary of $7,500. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Martinez, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company. This employment agreement was assigned to WWNT in connection with the sale Unlimited to WWNT.

The Company or its subsidiaries do not maintain life insurance on any of its directors or employees. The directors serve without cash compensation, but can be granted stock as discussed in Part III, Item 12, "Certain Relationships and Transactions."

Stock Options And Warrants

The Company did not grant any options during fiscal year ended 2000 to its named executive officers.

Aggregated Option Exercises In Fiscal Year 1999 and Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money Options(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Dror, Sr.	0	0	2,000,000	0	0	0
Marc Fields	0	0	0	0	0	0
(1) Computed based on the differences between the fair market value on December 31, 1999 of $.04 per share and the exercise price of the option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 2001, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

Name and address of beneficial owner(*)	Number of shares of common stock beneficially owned	Percentage of ownership(6)
Daniel Dror, Sr.(2)	2,000,000	1.3%
Elk International Corporation, Ltd.(1)	31,210,000	20.1%
Marc H. Fields	200,000	0.1%
Charles R. Zeller	0	0
Erick Friedman(5)	7,700,000	4.9%
John W. Stump III	0	0
Rebekah Laird-Ruthstrom(3)	11,121,000	7.2%
Daniel Dror II Trust of 1998(4)	6,151,363	3.9%
All executive officers and directors as a group (6 persons)	9,550,000	6.1%

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

(1) The Elk International Corporation, Ltd. holds 29,910,000 shares and Mr. Elkana Faiwuszewicz, the president of Elk International Corporation, Ltd. and who is Mr. Dror's brother,  owns 1,300,000 personally, as listed above. Mr. Dror disclaims any beneficial interest in nor is he an officer or director of Elk International Corporation, Ltd.

(2) Consists of an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.04 per share. This does not include shares owned by the Daniel Dror II Trust of 1976, the Daniel Dror II Trust of 1998 or the Daniel Dror

(3) Includes: (a) 150,000 shares of Common Stock owned of record and beneficially; and (b) 7,901,000 shares of Common Stock held by the Daniel Dror II 1976 Trust, of which Ms. Laird-Ruthstrom is trustee, and  3,070,000 shares of Common Stock held by Daniel Dror & Company, Inc., of which Ms. Laird-Ruthstrom is an officer. Ms. Laird-Ruthstrom disclaims any beneficial interest in the shares of the Trust or of Daniel Dror & Company..

(4) The trustee and sole beneficiary of the Daniel Dror II Trust of 1998 is Daniel Dror II, the adult son of Daniel Dror, Sr., who has no affiliation with this Trust and disclaims any beneficial interest.
(5) Includes 500,000 shares owned of record and beneficially by Mr. Friedmen's mother, with respect to which he disclsims any interest.
(6) Based upon 155,397,334 shares of Common Stock outstanding at at March 25, 2001, including 2 million shares subject to Mr. Dror's option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Part II, Item 5, "Recent Sales of Unregistered Securities" with regard to the transactions involving the sale of unregistered shares discussed below. The calculation of the sale price of restricted shares and the exercise price for the options granted, as discussed below, takes into consideration the following: the Company’s Common Stock did not trade actively over the periods discussed below; the spread between the high asked and low bid during the dates from the delisting of the Company's shares from the OTC:BB to the Pink Sheets from November 4, 1999 until March 20, 200; the relative lack of liquidity applicable to our shares following the delisting of the Company's Common Stock from the OTC:BB; and that we were unable to secure financing from unaffiliated parties due to the fact that our shares were delisted from the NASDAQ OTC:BB on November 4, 1999.

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

In June 1998, Elk International Corporation, Ltd. ("Elk"), which is controlled by Mr. Dror's brother, exercised an option to purchase 2,000,000 shares of Common Stock at a purchase price of $0.02 per share, which option was granted in September 1997. As noted above in the Company's other reports under the Exchange Act, Daniel Dror disclaims any beneficial ownership or interest in and is not a shareholder, officer or director of Elk. The option exercise price was based upon the average closing bid price of the shares during the five-day period prior to the date of the grant. In May 1998, Elk, was issued 3,500,000 shares of Common Stock for an aggregate purchase price of $300,000 or $0.086 per share, the average closing bid price of the shares during the five day period prior to the date of issuance.

In October 2000, in connection with the settlement of a dispute with a  former unrelated owner of 40% of Midtowne, we mutually agreed to issue to to an escrow agent for such unrelated former owner a total of 7,060,000 shares. Following this transaction, in January 2001, these restricted shares were purchased by Elk, which is controlled by Mr. Dror's brother. As a result of the related nature of the transaction, we expensed this in our consolidated statement of operations as deemed dividends. Reference is made Note 6 to the Notes to Consolidated Finical Statements.

In December 1998, Daniel Dror II, the son Daniel Dror, was employed by the Company at a monthly salary of $750. GCA, Inc. was purchased by the Company in December 1997 from an unrelated party for 6,000,000 shares. At the date of the transaction, GCA and TREE jointly owned a 286-acre parcel of real estate on Galveston Bay, Texas and certain other operations. In November 1998 Mr. Dror purchased GCA, Inc., a Texas corporation from the Company for $100, at which time GCA had no assets. Prior to Mr. Dror's acquisition of GCA, Inc. for nominal consideration, and as of November 1998, all assets of GCA, which consisted of interest in the above real estate, had been transferred to TREE. Further, at the date of Mr. Dror’s purchase of GCA and as of November 30, 1998, GCA was not in good standing with the State of Texas. Reference is made to the disclosure in "Item 1. Description of Business-Texas Real Estate Enterprises, Inc." and Part III, Item 12, "Certain Relationships and Related Transactions" in our Form 10-KSB/A for our year ended December 31, 1999 filed on December 15, 2000 for further discussion regarding GCA and the related transactions. Also see Note 2 to the Notes to Consolidated Financial Statements for the year ended December 31, 1999 for additional disclosure regarding the transaction between the Company and GCA.

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

In May  2000 the Company entered into transactions involving the sale of restricted  shares of Common Stock to Elk, a company controlled by Daniel Dror's brother, but of which Mr. Dror disclaims any beneficial ownership or interest, and Elk also converted debt into equity as discussed in (i) below. In June 2000 the Company also sold restricted shares of Common Stock to the Daniel Dror II Trust of 1998 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 15,000,000 restricted shares of Common Stock, which conversion was based upon a price of $.0166 per share. On December 12, 2000 the conversion price was adjusted to $.04 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. As a  result the number of shares issued to Elk upon the conversion was adjusted from 15,000,000 shares of Common Stock to 6,250,000 shares of Common Stock. In addition, On May 17, 2000 the Company sold to Elk 15,000,000 shares of Common Stock for cash consideration of $250,000 or $.0166 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000 as of May 17, 2000 to a price of $.04 per share, the closing price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 15,000,000 shares to 6,250,000 shares.   The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights  and the waiver of  the availability to Elk of Rule 144 under the Act to resell these shares. In addition,  in a separate letter commitment dated on May 17, 2000 Elk gave the Company a one-year commitment to loan up to  $500,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by Elk will be evidenced by an 8% note or at the option of Elk and at December 12, 2000 Elk and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000; and

(ii) On June 12,  2000 the Company sold to the Daniel Dror II Trust of 1998 10,000,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $0.02 per share. The price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $.055 per share. The Company and the Daniel Dror II Trust of 1998 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000 as of June 12, 2000 to a price of $.055 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 10,000,000 shares to 3,636,363 shares.  Further, in a separate letter commitment dated June 12, 2000 the Daniel Dror II Trust of 1998 gave the Company a one-year commitment to loan the Company up to $200,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by the Daniel Dror Trust II of 1998 in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by the Trust will be evidenced by an 8% note and at December 12, 2000 the Trust and the Company agreed that there will be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000.

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

See the Note 16 to the Notes to  Consolidated Financial Statements, "Subsequent Events" for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000 with regard to the issuance and sale of a total of 18,636,363 restricted shares of Common Stock to related parties. Further, reference is also made to Item 6, Part II, and the disclosure under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" regarding discussion of the Company’s Liquidity and Capital Resources.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
3(i) (1)	Certificate of Incorporation of the Company, and Amendments thereto.
3(ii) (1)	Amended and Restated By-laws of the Company
4.1 (1)	Common Stock Certificate, American International Industries, Inc.
4.2 (1)	Common Stock Certificate, Acqueren, Inc.
4.3 (1)	Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
10.1 (1)	Daniel Dror, Sr. Employment Agreement dated May 14, 1998
10.2 (1)	Daniel Dror, Sr. Employment Agreement dated October 16, 1998
10.3 (1)	Marc Fields Employment Agreement
10.4 (2)	Shabang! Merchant Service Agreement
10.5 (3)	American International Industries, Inc. Lease
10.6 (2)	Brenham Oil and Gas, Inc. Royalty Interest
10.7 (2)	Brenham Oil and Gas Interest Lease
10.8 (2)	Northeastern Plastics, Inc. Lease
10.9 (4)	Juan Carlos Martinez Employment Agreement
10.10 (4)	Marald, Inc. Acquisition Agreement
21.1 (2)	List of Subsidiaries
27	Financial Data Schedule

1.	Filed previously on registration statement Form 10-S filed on December 30,1998, SEC File No. 0-25223.
2.	Filed previously on the Company's annual report for the year ended December 31, 1998 on Form 10-KSB.
3.	Filed previously on registration statement Form 10-SB/A for the year ended December 31, 1999.
4.	Filed previously on registration statement Form 10-SB/A, second amendment, filed December 21, 1999.

b. Form 8-K Reports: The Company filed a Form 8-K on July 5, 2000 and filed a Form 8-K/A on August 4, 2000.

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

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	March 30, 2001
Daniel Dror

/s/ Erick Friedman	Director	March 30, 2001
Erick Friedman