Form 10QSB
period 2001-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2001-05-18
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2001

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
Common Stock, $.001 par value, 154,397,334 outstanding as of May 15, 2001.

Forward-Looking Statements: This Form 10-QSB and other statements issued or made from time to time by American International Industries, Inc. (the "Company") contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries (collectively, the "Company") as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to the Company's management that could cause actual results to differ from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement for Forward-Looking Statements.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation

7171 Harwin Drive, Suite 306
Houston, Texas 77036-2197
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com
Independent Auditors’ Report
The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ R. B. Bassie & Co., P.C.
Houston, Texas
May 15, 2001

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
(Unaudited - see accompanying accountants' review report)
	2001	2000
Assets		(Audited)
Current assets:
Cash	$714,753	$709,502
Trading securities	67,500	120,000
Accounts receivable, less allowance for doubtful accounts of
$230,669 at March 31, 2001 and $229,668 at December 31, 2000	758,101	1,186,758
Notes receivable from related parties	257,259	65,676
Inventories	1,035,792	1,204,663
Prepaid expenses and other current assets	2,592	10,721
Total current assets	2,835,997	3,297,320

Note receivable, net of allowance for doubtful accounts
of $1,200,000 at March 31, 2001 and December 31, 2000	2,060,000	60,000
Available-for sale securities	500,000	-
Real estate held for sale	939,584	939,584
Property and equipment, net of accumulated
depreciation and amortization	241,677	1,380,536
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $273,717 in 2001and $264,664 in 2000	1,371,806	1,411,801
Non-compete agreements, net of accumulated amortization of
$450,000 in 2001 and $350,000 in 2000	50,000	75,000
Other assets	9,673	12,815
Total assets	$8,008,737	$7,177,056

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,541,161	$1,822,405
Short-term notes payable	462,042	472,220
Short-term notes payable to related parties	453,000	471,000
Current installments of long-term debt	26,613	115,365
Current installments of capital lease obligations	4,537	9,003
Total current liabilities	2,487,353	2,889,993

Long-term debt, less current installments	83,883	514,549
Total liabilities	2,571,236	3,404,542

Stockholders' equity:
Preferred stock, $.001par value. Authorized 10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
154,649,334 shares issued and 154,397,334 shares outstanding at March 31, 2001, 149,149,334 shares issued and 148,897,334
shares outstanding at December 31, 2000	154,397	148,897
Additional paid-in capital	17,627,418	17,462,918
Accumulated deficit	(12,310,286)	(13,805,273)
Total stockholders 'equity	5,471,529	3,806,542
Less treasury stock, at cost (252,000)	(34,028)	(34,028)
Total stockholders' equity	5,437,501	3,772,514
Commitments and contingent liabilities	-	-
Total liabilities and stockholders' equity	$8,008,737	$7,177,056
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended March 31, 2001 and 2000
(Unaudited - see accompanying accountants' review report)

	2001	2000
Revenues	$1,886,756	$3,198,003

Costs and expenses:
Cost of sales	1,426,895	2,645,790
Selling, general and administrative	882,080	736,636
Total costs and expenses	2,308,975	3,382,426

Operating loss	(422,219)	(184,423)

Other income (expenses):
Interest income	6,164	22,985
Realized gains on investments	-	47,371
Unrealized gain and (losses) on investments	(52,500)	258,374
Gain on sale on subsidiary (note 2)	1,682,435	-
Gain on disposition of assets	15,000	-
Other Income	299,637	2,915
Interest expense	(33,529)	(49,265)
Total other income	1,917,207	282,380

Net earnings before income tax	1,494,988	97,957
Provision for income tax (note 3)	-	-
Net earnings	$1,494,988	$97,957

Net earnings per share - basic and diluted:
Net earnings applicable to common shareholders	$0.01	$0.00

Weighted average common shares - basic and diluted	149,552,334	128,140,22
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three months ended March 31, 2001 and 2000
(Unaudited - see accompanying accountants' review report)

	2001	2000
Cash flows from operating activities:
Net earnings	$1,494,988	$97,957
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	94,698	92,398
Common stock issued for services	150,000	-
Realized gain on sale of securities	-	(47,371)
Gain on sale of subsidiary	(1,682,435)	-
Gain on the sale of other assets	(15,000)	-
(Increase) decrease in market value of equity securities	52,500	(258,374)
(Increase) decrease in operating assets:
Accounts receivable	284,000	(19,028)
Inventories	(31,609)	36,640
Prepaid expenses and other current assets	1,659	11,652
(Purchase) sale of trading securities, net	-	182,873
Other assets	(44,220)	(2,320)
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	(51,852)	74,582
Net cash provided by operating activities	252,729	169,009

Cash flows from investing activities:
Purchase of property and equipment	(4,066)	(55,160)
Proceed from the sale of other assets	15,000	-
Cash sold in the sale of subsidiary	(29,666)	-
Redemption of restricted certificate of deposit		150,000
Notes receivable	(191,583)	(8,767)
Net cash provided by (used in) investing activities	(210,315)	86,073

Cash flows from financing activities:
Proceeds from issuance of stock	20,000	40,000
Net repayments under line of credit agreements	(10,178)	-
Repayment of notes payable to related parties	(18,000)	-
Principal payments on long-term debt	(24,519)	(123,205)
Principal payments on capital lease obligations	(4,466)	(11,231)
Net cash provided used in financing activities	(37,163)	(103,436)

Net increase in cash	5,251	151,646

Cash at beginning of year	709,502	639,396
Cash at end of period	$714,753	$791,043
Supplemental schedule of cash flow information:
Interest paid	33,529	$49,265
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

(2) Sale of Subsidiary

Effective March 30, 2001, the Company sold its 100% interest in Har-Whit's/Pitt's & Spitt's, Inc. (Har-Whit), a manufacturer and distributor of barbeque pits and custom sheet metal fabricator, to Oxford Knight International, Inc. (OKI) in exchange for two long-term notes receivable (five years at 8 1/2% interest) in the amount of $1,000,000 each and 10,000,000 shares of restricted common stock of OKI, representing $2,500,000 in total consideration. In addition, OKI assumed $495,000 in long-term debt. The Company recorded a gain on the sale in the amount of $1,682,435 or $.01 per share, based on the Company's investment in Har-Whit in the amount of $817,565 at March 30, 2001. Har-Whit had annual sales of approximately $1,900,000 and operating loss of approximately $182,000 in 2000.

(3) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2001 and 2000 is eliminated by net operating loss carry forwards.

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

Consolidated revenues, net operating losses for the months ended March 31, 2001 and 2000, and identifiable assets as of March 31, 2001 and 2000, were as follows:

	2001	2000
Revenues:
Industrial/Commercial	$1,871,750	$3,189,096
Real estate	15,006	6,354
Oil and gas	-	2,553
	$1,886,756	$3,198,003
Operating income (loss):
Industrial/Commercial	$(179,768)	$16,790
Real estate	(22,002)	(6,945)
Oil and gas	(170)	2,517
Corporate expenses	(220,279)	(196,785)
	$(422,219)	$(184,423)
Identifiable assets:
Industrial/Commercial	$5,023,790	$8,549,086
Real estate	945,785	947,756
Oil and gas	77,923	72,527
Corporate	1,961,239	683,879
	$8,008,737	$10,253,248

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

Overview

We are a holding company and during the three-month period ended March 31, 2001 we had six wholly-owned operating subsidiaries and one majority-owned (consolidating) subsidiary. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of these companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2000, filed with the Securities and Exchange Commission ("SEC") on April 2, 2001, and our Form 10-KSB/A for our year ended December 31, 1999 filed with the SEC on December 15, 2000 and to our for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestiture" of the Notes to Consolidated Financial Statements.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry; (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. Prior to 1999,we had a media/entertainment segment, which we sold in 1999. The comparative segment information for 1999 had been restated to delete the media entertainment data, which had been treated as a loss from discontinued operations in 1999. Effective immediately prior to the end of the three-month period ended March 31, 2001, we sold Har-Whit/Pitt's and Spitt's Inc., a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry, which was one of our industrial/commercial subsidiaries. The former subsidiary was sold to Oxford Knight International Inc., an unaffiliated third-party. We recognized a gain on the sale of this subsidiary of $1,682,435 for the period ended March 31, 2001. See also note 2. The corporate overhead includes our investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments" see Note 4 to the   Notes to Consolidated Financial Statements under Item 1, Financial Statements above.

Results of Operations - American International Industries, Inc. Consolidated

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Marald, Inc. (Marald), Tough Truck and Accessories, Inc., d/b/a Armor Linings (Armor Linings), Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), which was sold at the end of the quarter ended March 31, 2001, Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham), Acqueren, Inc. (Acqueren) and Modern Film Effects, Inc. d/b/a Cinema Research Corporation (CRC).

Three Months Ended March 31, 2001Compared to Three Months Ended March 3, 2000

Consolidated net earnings for the three-month period ended March 31, 2001 were  $1,494,988 compared to $97,957 for the three months ended March 31, 2000. The factors contributing to the consolidated net earning are discussed below.

Net revenues for the three months ended March 31, 2001 were $1,886,756 compared to $3,198,003 for the three-months period ended March 31, 2000. This decrease is mainly attributable to a decrease in revenues of NPI from $1,887,967 during the period ended March 31, 2000 compared to revenues of $916,454 during the quarter ended March 31, 2001and was primarily related to the cyclical nature of NPI's business. Marald had sales of $630,861during the period ended March 31, 2001 compared to $561,432 during the same period in the prior year. Har-Whit had revenues of $324,435 for the three months ended March 31, 2001, which compares to $550,790 for the comparable period of the prior year. As discussed above, Har-Whit was sold to an unaffiliated third-party effective at the end of the three-month period ended March 31, 2000. We recognized a gain of $1,682,435 in connection with this sale. TREE had revenues of $15,006 for the three-month period ended March 31, 2001 compared to revenue of $6,354 for the same period in the prior year. Brenham reported no royalty income during the three-months ended March 31, 2001 compared to $2,553 during the same period in the prior year. The activities of Acqueren consist of investments and trading in various securities. We recognized unrealized losses of $52,500 during the period ended March 31, 2000 compared to unrealized gains of $258,374 during the same period of the prior year. Our consolidated Cost of sales as a percentage of net sales for the three months ended March 31, 2001 was 76% with a gross profit margin of 24%, as compared to 83% cost of sales and 17% gross profit margin during the three-month period ended March 31, 2000.

Selling, general and administrative expenses during the period ended March 31, 2001 were $882,080, which compares to $736,636 for the three months ended March 31, 2000. This increase is primarily the result of a non-cash expense of $150,000 for restricted shares issued for consulting services provided to the Company. See also Item Item 2, Part II below. NPI had an operating income of $12,814 and $10,361during the three-months period ended March 31, 2001 and 2000, respectively. Meralds operating income increased from $23,131 during the three months ended March 31, 2001 to $28,906 during the quarter ended March 31, 2001. Har-Whit, which we sold at the end of the quarter ended March 31, 2001, had an operating loss of 51,706 compared to an operating income of $8,619 during the three-months ended March 31, 2000. AIII incurred corporate expenses of $373,762, including $150,000 of non-cash expense related to the issuance of restricted shares for consulting services provided to the Company. This compares to corporate expenses of $196,785 during the same quarter in the prior year.

Other income totaled $1,917,207 for the three months ended March 31, 2001 including a gain on the sale of Har-Whit of 1,682,435 (See note 2) compared to a total other income of $282,380 during the same period in the prior year. Acqueren's realized unrealized losses on investments of $52,500 during the period ended March 31, 2001 compared to a gain of $258,374 during the three months ended March 31, 2000. Our interest expenses decrease to $33,529 during the period ended March 31, 2001 compared to interest expenses of $49,265. Consolidated net earnings for the three-month period ended March 31, 2001 were $1,494,988 compared to $97,957 during the period ended March 31, 2000. This significant increase is attributable to a gain on the sale of Har-Whit of $1,682,435.

Liquidity and Capital Resources - AIII

Total assets at March 31, 2001 and December 31, 2000 were $8,008,737 and $7,177,056, respectively. Total liabilities at March 31, 2000 were $2,571,236 as compared to $3,404,542 at December 31, 2000. The decrease is primarily the result of a significant reduction of long-term debt related to the sale of Har-Whit.

At March 31, 2001, AIII's current working capital was $264,761as compared to a negative working capital of $107,222 at December 31, 2000. The increase in working capital is attributable to an insignificant decrease in accounts payable and a decrease of the current portion of our long-term debt.

AIII's consolidated cash position at March 31, 2000 was $714,753 as compared to $709,502 at December 31, 2000. Accounts receivable at March 31, 2001 were $758,101 compared to $1,186,758 at December 31, 2000, or a decrease of 36%. Inventories decreased to $1,035,792 at March 31, 2001 as compared to $1,204,663 at December 31, 2000. The value of our trading securities decreased to $67,500 at March 31, 2001 from $120,000 at December 31, 2000.

Our non-current assets increase from $3,879,736 at December 31, 2000 to $5,172,740 mainly due to two $1,000,000 long-term notes and available-for-sale securities valued at $500,000 related to the sale of Har-Whit. See also note 2.

For the three months ended March 31, 2001, AIII had $252,729 of net cash provided by operations of $252,729 compared to $169,009 during the same period in the prior year. We had net cash used in investing activities of $210,315 compared to net cash provided by investing activities of $86,073, and $37,163 of net cash used in financing activities compared to net cash used in financing activities of $103,436 during the same period in the prior year.

Part II

Item 1. Legal Proceedings

None, reference is made to Item 3. in Part I of the amended Form 10-KSB filed on April 2, 2001.

Item 2. Changes in Securities and Use of Proceeds

The following information sets forth certain information as of March 31, 200, for all restricted securities the Company sold since December 31, 2000, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In February 2001, the Company issued 5,000,000 restricted shares of Common Stock to a non-affiliated party for consulting services provided to the Company for services valued at $150,000.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
10	Stock Purchase Agreement between Oxford Knight International, Inc. and Har-Whit/Pitt's and Spitt's, Inc. and American International Industries, Inc.
13	The Registrant's Form 10-KSB for the year ended 2000 is incorporated herein by reference.
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements filed previously on Form 10-QSB/A for the period ended June 30, 2000. File No. 0-25223

(b) The Company did not file a Form 8-k during the period ended March 31, 2001.

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

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	May 18, 2001
Daniel Dror

/s/ Erick Friedman	Director	May 18, 2001
Erick Friedman

Exhibit 10

STOCK PURCHASE AGREEMENT

Between

OXFORD KNIGHT INTERNATIONAL, INC.

And

HAR-WHIT / PITT’S & SPITT’S, INC.

And

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Dated March 7, 2001

STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement (hereinafter referred to as the "Agreement"), is entered into as of this 7th day of March 2000, by and among Oxford Knight International, Inc., a Delaware corporation ("Oxford"), and American International Industries, Inc., an Nevada corporation ("Seller"), who is the beneficial owner of 100% of the outstanding capital stock of Har-Whit/Pitt’s & Spitt’s, Inc., a Texas corporation ("Har-Whit"), also a party to this Agreement.

Premises

This Agreement provides for the acquisition by Oxford of all of the issued and outstanding shares of Har-Whit, on the terms and conditions hereinafter provided.

Agreement

NOW THEREFORE, on the stated premises and for and in consideration of the mutual covenants and agreements hereinafter set forth and the mutual benefits to the parties to be derived herefrom, it is hereby agreed as follows:

ARTICLE I

REPRESENTATIONS, COVENANTS, AND WARRANTIES OF OXFORD AND HAR-WHIT

As an inducement to, and to obtain the reliance of the Seller, Oxford represents and warrants as follows:

Section 1.01 Organization. Oxford is a corporation duly organized, validly existing, and in good standing under the laws of the state of Delaware. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated by this Agreement in accordance with the terms hereof will not, violate any provision of Oxford’s articles of incorporation or bylaws. Oxford has full power, authority, and legal right and has taken all action required by law, its articles of incorporation, bylaws, and otherwise to consummate the transactions herein contemplated; including, without limitation, receiving approval from its board of directors.

Section 1.02 Enforceability. This Agreement, when duly executed and delivered in accordance with its terms, will constitute the legal, valid, and binding obligation of Oxford in accordance with its terms, except as may be limited by bankruptcy, insolvency, and other similar laws affecting creditors’ rights generally and by general equitable principles.

Section 1.03 Common Stock. The shares of Oxford Common Stock issued to Seller pursuant to this Agreement will be, upon issuance, free and clear of any claims, charges, equities, liens, security interests, encumbrances, or preemptive rights, whatsoever. The shares of Oxford Common Stock issued to Seller pursuant to this Agreement will be, upon issuance, validly issued, fully paid, and non-assessable.

Section 1.04 As Is Acceptance. Oxford acknowledges that it is purchasing the Har-Whit shares and the corresponding ownership of Har-Whit on an "As Is" basis, with exception of any fraudulent representations specifically made by Seller in Section 2 of this Agreement. Oxford acknowledges that is has conducted its own due diligence with respect to the transaction.

Section 1.05 Information. The information concerning Oxford set forth in this Agreement is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

Section 1.06 Use of Property. Oxford and Har-Whit agree not to remove any of the equipment subject to the Security Agreement, which is an exhibit to this Agreement until the Note set forth in Section 3.01(i) of this Agreement is paid in full. Oxford and Har-Whit agree to continue to operate the current business of Har-Whit until the Note set forth in Section 3.01(i) of this Agreement is paid in full.

Section 1.07 Receipt of Consideration. Har-Whit and Oxford acknowledge the receipt by Har-Whit of good and valuable consideration from Seller in connection with this transaction in exchange for the Security Agreement and Deed of Trust executed by Har-Whit in connection with this transaction, as set forth in Section 3.03

ARTICLE II

REPRESENTATIONS, COVENANTS, AND WARRANTIES OF SELLER

As an inducement to, and to obtain reliance of Oxford, Seller represents and warrants as follows:

Section 2.01 Ownership of Har-Whit Shares. Seller hereby represents and warrants with respect to itself that it is the legal and beneficial owner of 90,000,000 shares of Har-Whit common stock, which represents all of the issued and outstanding capital stock of Har-Whit, free and clear of any claims, charges, equities, liens, security interests, and encumbrances whatsoever, in regard to such 90,000,000 shares, and Seller has full right, power, and authority to transfer, assign, convey, and deliver its Har-Whit shares; and delivery of such shares at the closing will convey to Oxford good and marketable title to such shares free and clear of any claims, charges, equities, liens, security interests, and encumbrances whatsoever. For the purposes of this Agreement, Knowledge shall mean actual knowledge after reasonable investigation.

Section 2.02 Information. The information concerning Seller set forth in this Agreement is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

Section 2.03 Organization. Har-Whit is a corporation duly organized, validly existing, and in good standing under the laws of the state of Texas and has all corporate power and authority and has satisfied all legal requirements the failure of which to do so would have a materially adverse affect on Har-Whit’s business as presently conducted. Har-Whit is not a party to or subject to any agreement or commitment, which will, or may restrict the conduct of its business in any jurisdiction or location. Complete and correct copies of Har-Whit’s articles of incorporation and bylaws, as presently in effect, have been delivered to Oxford. Har-Whit does not own, directly or indirectly, any capital shares or any equity, profit sharing, participation or other interest in any other person.

Section 2.04 Capitalization. The authorized capitalization of Har-Whit consists of 100,000,000 shares of common stock, par value $.001 per share, of which 90,000,000 shares are currently issued and outstanding. All such issued and outstanding shares are legally issued, fully paid, and non-assessable and not issued in violation of the pre-emptive or other rights of any person.

Section 2.05 Title and Related Matters. To the best of Seller’s Knowledge Har-Whit has good and marketable title to all of its properties, inventory, interests in properties, and assets, real and personal, free and clear of all liens, pledges, charges, or encumbrances except (a) statutory liens or claims not yet delinquent; (b) such imperfections of title and easements as do not and will not materially detract from or interfere with the present or proposed use of the properties subject thereto or affected thereby or otherwise materially impair present business operations on such properties to the best of Seller’s Knowledge; and (c) such liens or mortgages disclosed to Oxford, including the lien on the property described in Exhibit A to the Deed of Trust set forth in the documents attached as Exhibit 2.05, as well as the other encumbrances set forth in the other documents attached as Exhibit 2.05, it being acknowledged by Oxford and Har-Whit that the Loan Agreement and related exhibits may, by their terms, be in default based in part to the change of control caused by this transaction. To the best of Seller’s Knowledge, no third party has any right to, and Har-Whit has not received any notice of infringement of or conflict with asserted rights of others with respect to any product, technology, data, trade secrets, know-how, proprietary techniques, trademarks, service marks, tradenames, or copyrights which, singly or in the aggregate, if the subject of an unfavorable decision, ruling, or finding, would have a materially adverse affect on the business, operations, financial condition, income, or business prospects of Har-Whit or any material portion of its properties, assets, or rights.

Section 2.06 Litigation and Proceedings. To the best of Seller’s Knowledge, there are no actions, suits, proceedings, or investigations pending or, to the knowledge of Har-Whit or the Seller after reasonable investigation, threatened by or against Har-Whit or affecting Har-Whit or its properties, at law or in equity, before any court or other governmental agency or instrumentality, domestic or foreign, or before any arbitrator of any kind. To the best of Seller’s Knowledge, Har-Whit or the Seller do not have any knowledge of any default on its part with respect to any judgment, order, writ, injunction, decree, award, rule, or regulation of any court, arbitrator, or governmental agency or instrumentality or of any circumstances which, after reasonable investigation, would result in the discovery of such a default.

Section 2.07 Financial Statements. Exhibit 2.07 contains unaudited financial statements of Har-Whit for the periods indicted. The unaudited financial statements present fairly, subject to the usual disclaimers and year-end audit adjustments, the financial position of Har-Whit as of their dates.

Section 2.08 Taxes and Tax Returns. Har-Whit has duly filed with the appropriate governmental agencies all federal tax returns and reports, all state and local tax returns and reports with respect to income, payroll, sales and franchise taxes and all other tax returns and reports, the filing of which is necessary for the conduct of its business. All such tax returns properly reflect the taxes of Har-Whit for the periods covered. All federal, state, and local taxes, assessments, interest, penalties, deficiencies, fees, or other governmental charges or impositions called for by such tax returns, or claimed to be due by any taxing authority, have been properly accrued or paid and all deposits required by law to be made with respect to employees' withholding taxes have been made. There are no material unresolved questions or claims concerning Har-Whit tax liability. Har-Whit has not received any notice of audit, deficiency, or assessment or proposed deficiency or assessment by the Internal Revenue Service or any other taxing authority, nor has Har-Whit waived any statute of limitations with respect to taxes or agreed to any extensions of time with respect to a tax assessment or deficiency.

Section 2.9 Equipment. Exhibit 2.9 is a schedule of all of the material machinery, equipment, motor vehicles, furniture, fixtures, and other material capital assets of every kind and description of Har-Whit. All of the tangible properties and assets owned by Har-Whit, or in which it has an interest, currently being used by it are in good and normal operating condition and repair, normal wear and tear excepted, free from defects (except such minor defects as do not interfere with the continued use thereof in the conduct of normal operations), and are sufficient to carry on Har-Whit’s business as conducted during the preceding three months.

Section 2.10 Enforceability. This Agreement, when duly executed and delivered in accordance with its terms, will constitute the legal, valid, and binding obligation of Seller in accordance with its terms, except as may be limited by bankruptcy, insolvency, and other similar laws affecting creditors’ rights generally and by general equitable principles.

Section 2.11 Compliance with Laws. Har-Whit is conducting its business and operations in compliance with all legal requirements applicable to its business and operations, the failure of which to do so would have a material adverse affect on Har-Whit, and the Seller has no knowledge or reason to believe that Har-Whit is in violation or default under any legal requirement applicable to it or any of its properties which violation or default resulted in or could result in a material adverse effect.

Section 2.12 Government Authorizations. No material permit, concession, grant, franchise, licenses, or other governmental authorization or approval is necessary for the conduct of the business of Har-Whit.

Section 2.13 Employees; Employee Benefit Plans.

2.13.1 Employees. At the Closing no present or former employee of Har-Whit will have any material claim against Har-Whit on account of or for (a) overtime pay, other than overtime pay for the payroll period ending on or after the Closing, (b) wages or salaries, or (c) vacations, time off or pay in lieu of vacation or time off, other than vacation or time off (or pay in lieu thereof) earned with respect to the current fiscal year of Har-Whit. To the knowledge of the Seller, at the Closing no present or former employee of Har-Whit will have any claim against Har-Whit (whether under federal or state law, under any employee agreement or otherwise) on account of or for any violation of any law related to minimum wages or maximum hours of work.

2.13.2 Employee Benefit Plans. Har-Whit has no employee benefit plan or arrangement, whether formal or informal, and whether legally binding or not, under which or to which it contributes to or for the benefit of its employees (including, without limitation, life insurance, hospitalization medical, dental, bonus, incentive, deferred compensation and similar plans, severance or termination pay, club memberships, and similar benefits and perquisites) (the "Plans").

2.13.3 Qualified Plans. Har-Whit is not and has never been a party to any Plan which is an "employee pension benefit plan", as such terms defined in section 3 (2) of ERISA and the rules and regulations promulgated thereunder, and Har-Whit is not a party to a "multi-employer plan" as that term is defined in section 3 (37) of ERISA.

2.14 Labor Matters.

2.14.1 No employees of Har-Whit are currently represented by any labor union, nor is Har-Whit a party to any collective bargaining agreement, and, to the knowledge of the Seller, there is no organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of Har-Whit;

To its knowledge Har-Whit has substantially complied with the Occupational Safety and Health Act, the regulations promulgated thereunder, and all other applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and is not engaged in any unfair labor practice;

To the knowledge of Seller, there is no unfair labor practice complaint against Har-Whit pending before the National Labor Relations Board or any comparable state agency;

There is no labor strike, dispute, slowdown, representation campaign or work stoppage actually pending or, to the knowledge of Seller, threatened against or affecting Har-Whit; and

No grievance or arbitration proceeding is pending and no claim therefor has been asserted against Har-Whit.

2.15 Transactions with Related Parties. Har-Whit is not a party to any material transaction or proposed transaction, including, without limitation, the leasing of property, the purchase or sale of raw materials or finished goods, or the furnishing of services, with Seller, and Har-Whit has not, directly or indirectly, entered into any agreement or commitment which could result in it becoming obligated to provide funds in respect of or to guarantee or assume any debt or obligation of the Seller, or of any director, officer or employee of Seller.

ARTICLE III

PLAN OF EXCHANGE

Section 3.01 The Exchange. On the terms and subject to the conditions set forth in this Agreement, on the Closing Date (as defined in Section 3.02), Seller hereby agrees to assign, transfer, and deliver to Oxford, 90,000,000 shares of Common Stock of Har-Whit, and Oxford agrees to acquire such shares on such date; by delivering in exchange therefor (1) a note payable, in the form as attached hereto as Exhibit 3.01(i), in the amount of One Million and no/100 Dollars ($1,000,000), (2) a note payable, in the form as attached hereto as Exhibit 3.01(ii), in the amount of One Million and no/100 Dollars ($1,000,000), and (3) a certificate for 10,000,000 shares of Oxford Common Stock.

Section 3.02 Closing. The closing ("Closing") of the transactions contemplated by this Agreement shall be on March 7, 2001, at 2:00 p.m. or when the condition in Section 4.05 is satisfied, at the offices of Brewer & Pritchard, P.C., Three Riverway, Suite 1800, Houston, Texas 77056 ("Closing Date").

Section 3.03 Closing Events. At the Closing, each of the respective parties hereto shall execute, acknowledge, and deliver (or shall cause to be executed, acknowledged, and delivered) any and all schedules or other instruments required by this Agreement to be so delivered at or prior to the Closing, together with such other items as may be reasonably requested by the parties hereto and their respective legal counsel in order to effectuate or evidence the transactions contemplated hereby, including, without limitation:

Oxford shall execute the Security Agreements and Deed of Trust attached hereto as Exhibit 3.03(i)(A), 3.03(i)(B), and 3.03(i)(C).

Oxford shall execute the "piggy-back" registration rights agreement attached as Exhibit 3.03(ii).

Oxford shall execute the Agency Listing Agreement with RealAmerica Corporation attached as Exhibit 3.03(iii).

ARTICLE IV

SPECIAL COVENANTS

Section 4.01 Delivery of Books and Records. At the Closing, Seller shall deliver the originals of the corporate minute books, all shares of capital stock (in any form) outstanding, books of account, contracts, records, and all other books or documents now in Seller’s possession or its representatives regarding Har-Whit.

Section 4.02 Third Party Consents and Certificates. Seller agrees to cooperate with Oxford and Har-Whit in order to obtain any required third party consents to this Agreement and the transactions herein and therein contemplated.

Section 4.03 Indemnification.

(a) Seller hereby agrees to indemnify Oxford as of the date of execution of this Agreement against any loss, liability, claim, damage, or expense (including, but not limited to, any and all expense whatsoever reasonably incurred in investigating, preparing, or defending against any litigation, commenced or threatened, or any claim whatsoever), to which Oxford may become subject arising out of or based on any inaccuracy appearing in or misrepresentation made under this Agreement, provided that no indemnification shall be made if the misrepresentation results in damages not in excess of $5,000. Notwithstanding anything to the contrary, the total amount that shall be paid by Seller pursuant to this section shall not exceed the total consideration actually received by Seller in this Agreement. The indemnification provided for in this paragraph shall survive the Closing and consummation of the transactions contemplated hereby and termination of this Agreement.

(b) (i) Oxford hereby agrees to indemnify Seller and each of the officers, agents and directors of Seller as of the date of execution of this Agreement against any loss, liability, claim, damage, or expense (including, but not limited to, any and all expense whatsoever reasonably incurred in investigating, preparing, or defending against any litigation, commenced or threatened, or any claim whatsoever), to which it or they may become subject arising out of or based on any inaccuracy appearing in or misrepresentation made under this Agreement, provided that no indemnification shall be made if the misrepresentation results in damages not in excess of $5,000. Notwithstanding anything to the contrary, the total amount that shall be paid by Oxford pursuant to this section shall not exceed the total consideration actually received by Oxford in this Agreement. The indemnification provided for in this paragraph shall survive the Closing and consummation of the transactions contemplated hereby and termination of this Agreement.

(ii) Oxford hereby agrees to indemnify Seller and each of the officers, agents and directors of Seller as of the date of execution of this Agreement against any loss, liability, claim, damage, or expense (including, but not limited to, any and all expense whatsoever reasonably incurred in investigating, preparing, or defending against any litigation, commenced or threatened, or any claim whatsoever), to which it or they may become subject arising out of or based on the activities of Har-Whit commencing after the Closing Date.

Section 4.04 Assumption of Bank Debt. Oxford agrees to assume payment on all note payables set forth in Exhibit 2.05 and Exhibit 4.04. Oxford acknowledges that the Loan Agreement and related exhibits set forth in Exhibit 2.05 (the "Bank Debt") may, by their terms, be in default based in part to the change of control caused by this transaction. Based on such default, the Bank Debt may be accelerated by the holder, and Oxford hereby agrees to pay such Bank Debt, if the holder accelerates the Bank Debt. Oxford failure to pay the aforementioned Bank Debt when called by the holder pursuant to the terms of the Bank Debt shall constitute an Event of Default under the Security Agreements attached as Exhibits 3.03(i)(A) and 3.03(i)(B). In the event of refinancing acceptable to both parties, or on execution of this Agreement, Oxford agrees to deposit with Seller $15,790.76, which represents two months of payments under the Bank Debt. If Har-Whit or Oxford fails to pay the Bank Debt when due, Oxford agrees to permit Seller to utilize the funds to pay the Bank Debt. Such payment shall not affect Seller’s rights in any way under the Security Agreements or Deed of Trust attached as Exhibits 3.03(i)(A), 3.03(i)(B), and 3.03(i)(C), respectively.

Section 4.05 Closing Condition; Escrow. The Closing of this Agreement is subject to the receipt by Seller of a written notice or confirmation from the holder of the Bank Debt set forth in Exhibit 2.05 of this Agreement, that such Bank Debt will not be accelerated such that Seller is required to pay the remaining balance of the Bank Debt. Until such notice or confirmation is received by Seller, this Agreement, and all exhibits thereto, shall be held in escrow by Brewer & Pritchard, P.C., such escrow to be released upon receipt of such notice or confirmation. Until the aforementioned escrow is released neither party may make any public notice of this Agreement or any of the transactions discussed herein.

ARTICLE V

MISCELLANEOUS

Section 5.01 Governing Law. This Agreement shall be governed by, enforced, and construed under and in accordance with the laws of the State of Texas without regard to any conflict of law provisions thereof. Subject to the provisions of Section 5.05 of this Agreement, any action brought between the parties may be brought only in the state or federal courts located in Harris County, Texas, and in no other place unless the parties expressly agree in writing to waive this requirement. Each party consents to jurisdiction in that location.

Section 5.02 Entire Agreement. This Agreement represents the entire agreement between the parties relating to the subject matter hereof, this Agreement fully and completely expresses the agreement of the parties relating to the subject matter hereof. There are no other courses of dealing, understandings, agreements, representations, or warranties, written or oral, except as set forth herein.

Section 5.03 Survival; Termination. The representations, warranties, and covenants of the respective parties shall survive the Closing Date and the consummation of the transactions herein contemplated for a period of one year from the Closing Date.

Section 5.04 Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which taken together shall be but a single instrument.

Section 5.05 Arbitration. All claims, disputes, controversies, differences or other matters in question arising out of the terms of this Agreement, including any exhibits thereto, shall be settled finally, completely and conclusively by arbitration in Houston, Harris County, Texas, in accordance with the Rules of the American Arbitration Association (the "Rules"). In the arbitration proceeding the Seller shall select one arbitrator, Oxford shall select one arbitrator and the two arbitrators so selected shall select a third arbitrator. Should one party fail to select an arbitrator within ten business days after notice of the appointment of an arbitrator by the other party or should the two arbitrators selected by the Seller and Oxford fail to select an arbitrator within ten business days after the date of the appointment of the last of such two arbitrators, any person sitting as a Judge of the United States District Court of the Southern District of Texas, Houston Division, upon application of the Seller or Oxford, shall appoint an arbitrator to fill such space with the same force and effect as though such arbitrator had been appointed in accordance with the immediately preceding sentence of this Section 5.05. Arbitration shall be initiated by written demand by the party seeking arbitration. This agreement to arbitrate shall be specifically enforceable only in the District Court of Harris County, Texas. A decision of the arbitrator shall be final, conclusive, and binding on all parties, and judgment may be entered thereon in the District Court of Harris County, Texas, to enforce such decision and the benefits thereof.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers, hereunto duly authorized, as of the date first above-written.

OXFORD KNIGHT INTERNATIONAL, INC., a Delaware Corporation

Signature: ______________________________

Title: _________________________________

AMERICAN INTERNATIONAL INDUSTRIES, INC., a Nevada corporation

______________________________________

Daniel Dror, President

HAR-WHIT/PITT’S & SPITT’S, INC., a Texas Corporation

Signature: ______________________________

Title: _________________________________