Form 10QSB
period 2001-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2001-08-07
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001

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
Common Stock, $.001 par value, 155,632,398 outstanding as of August 3, 2001.

Forward-Looking Statements: This Form 10-QSB and other statements issued or made from time to time by American International Industries, Inc. contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com
Independent Auditors’ Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

/s/ R. E. Bassie & Co., P.C.
Houston, Texas
August 1, 2001

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
(Unaudited - see accompanying accountants' review report)
	2001	2000
Assets	(Reviewed)	(Audited)
Current assets:
Cash	$641,293	$709,502
Trading securities	60,000	120,000
Available for sale securities	700,000	-
Accounts receivable, less allowance for doubtful accounts of
$234,669 at June 30, 2001 and $229,668 at December 31, 2000	747,277	1,186,758
Notes receivable from related parties	207,542	65,676
Inventories	917,203	1,204,663
Prepaid expenses and other current assets	1,846	10,721
Total current assets	3,275,161	3,297,320

Note receivable, net of allowance for doubtful accounts
of $1,200,000 at June 30, 2001 and December 31, 2000	2,055,182	60,000
Real estate held for sale	939,584	939,584
Property and equipment, net of accumulated
depreciation and amortization	225,267	1,380,536
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $303,582 at June 30, 2001and $254,664 in 2000	1,341,941	1,411,801
Non-compete agreements, net of accumulated amortization of
$475,000 at June 30, 2001 and $425,000 in 2000	25,000	75,000
Other assets	9,673	12,815
Total assets	$7,871,808	$7,177,056

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,061,851	$1,822,405
Short-term notes payable to bank	64,542	472,220
Short-term notes payable to related parties	2,000	471,000
Current installments of long-term debt	26,613	115,365
Current installments of capital lease obligations	4,347	9,003
Total current liabilities	1,159,353	2,889,993

Long-term notes payable to related parties	387,000	-
Long-term debt, less current installments	424,615	514,549
Total liabilities	1,970,968	3,404,542

Stockholders' equity:
Preferred stock, $.001par value. Authorized 10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
155,449,334 shares issued and 155,197,334 shares outstanding at June 30, 2001, 149,149,334 shares issued and 148,897,334
shares outstanding at December 31, 2000	155,197	148,897
Additional paid-in capital	17,885,618	17,462,918
Accumulated deficit	(12,305,947)	(13,805,273)
Total stockholders 'equity	5,734,868	3,806,542
Less treasury stock, at cost (252,000)	(34,028)	(34,028)
Accumulated other comprehensive gain	200,000	-
Total stockholders' equity	5,900,840	3,772,514
Commitments and contingent liabilities	-	-
Total liabilities and stockholders' equity	$7,871,808	$7,177,056
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended June 30, 2001 and 2000
(Unaudited - see accompanying accountants' review report)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues	$1,648,467	$3,865,112	$3,535,223	$7,063,115

Costs and expenses:
Cost of sales	1,232,492	3,329,343	2,659,387	5,975,133
Selling, general and administrative	538,251	751,227	1,420,331	1,487,863
Total costs and expenses	1,770,743	4,080,570	4,079,718	7,462,996

Operating income (loss)	(122,276)	(215,458)	(544,495)	(399,881)

Other income (expenses):
Interest income	64,414	10,259	70,578	33,244
Realized gains on investments	-	131,437	-	178,808
Unrealized gain and (losses) on investments	(7,500)	(529,017)	(60,000)	(270,643)
Gain on sale on subsidiary	-	-	1,682,435	-
Gain on sale of assets	-	-	15,000	-
Other Income (expenses)	80,000	(1,081)	379,637	1,834
Interest expense	(10,300)	(36,927)	(43,829)	(86,192)
Total other income (expenses)	126,614	(425,329)	2,043,821	(142,949)

Net earnings (loss) before income taxes	4,338	(640,787)	1,499,326	(542,830)
Provision for income taxes	-	-	-	-
Net earnings (loss)	$4,338	$(640,787)	$1,499,326	$(542,830)

Net earnings per share - basic and diluted:
Net earnings (loss)	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average common shares - basic and diluted	154,740,334	133,235,350	143,461,334	131,347,238

Consolidated statements of comprehensive income
Net earnings	$4,338	$(640,787)	$1,499,326	$(542,830)
Unrealized gain on securities available-for-sale:
Unrealized holding gain arising during the period	-	-	200,000	-
Comprehensive income	$4,338	$(640,787)	$1,699,326	$(542,830)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 30, 2001 and 2000
(Unaudited - see accompanying accountants' review report)

	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$1,499,326	$(542,830)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	171,129	194,062
Common stock issued for services	168,000	-
Realized gain on sale of securities	-	(178,808)
(Increase) decrease in market value of equity securities	60,000	270,643
Gain on sale of subsidiary	(1,682,435)	-
Gain on sale of equipment	(15,000)	-
Gain on write-off of note payable to related party	(250,000)	-
(Increase) decrease in operating assets:
Accounts receivable	294,824	(464,504)
Inventories	86,980	63,621
Prepaid expenses and other current assets	2,405	25,088
Other assets	(44,220)	(1,971)
(Purchase) sale of trading securities, net	-	99,874
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	(531,510)	237,951
Net liabilities from discontinued operations	-	(1,200,000)
Net cash used in operating activities	(240,501)	(1,496,874)

Cash flows from investing activities:
Purchase of property and equipment	(8,873)	(39,675)
Proceeds from the sale of equipment	15,000	-
Payments received on notes for sale of subsidiary	4,818	-
Redemption of certificate of deposit	-	1,150,000
Cash sold in sale of subsidiary	(29,666)	-
Notes receivable from related party	(141,866)	88,765
Net cash provided by (used in) investing activities	(160,587)	1,199,090

Cash flows from financing activities:
Proceeds from sale of common stock	40,000	72,000
Proceeds from borrowings from related party	389,000	-
Proceeds from short-term borrowings	-	200,000
Repayment of short-term notes payable	(60,178)	-
Principal payments on long-term debt	(31,287)	(199,053)
Principal payments on capital lease obligations	(4,656)	(24,035)
Net cash provided by financing activities	332,879	48,912

Net decrease in cash	(68,209)	(248,872)

Cash at beginning of year	709,502	639,396
Cash at end of period	$641,293	$390,524
Supplemental schedule of cash flow information:
Interest paid	$43,829	$86,192
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

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

(2) Sale of Subsidiary

Effective March 30, 2001, the Company sold its 100% interest in Har-Whit's/Pitt's & Spitt's, Inc. (Har-Whit), a manufacturer and distributor of barbeque pits and custom sheet metal fabricator, to Oxford Knight International, Inc. (OKTI) in exchange for two long-term notes receivable (five years at 8 1/2% interest) in the amount of $1,000,000 each and 10,000,000 shares of restricted common stock of OKTI, representing $2,500,000 in total consideration. In addition, OKTI assumed $495,000 in long-term debt. of Har-Whit The Company recorded a gain on the sale in the amount of $1,682,435 or $.01 per share, based on the Company's investment in Har-Whit in the amount of $817,565 at March 30, 2001. Har-Whit had annual sales of approximately $1,900,000 and operating loss of approximately $182,000 in 2000.

(3) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the six-month periods ended June 30, 2001 and 2000 is eliminated by net operating loss carry forwards.

(4) Industry Segments

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry (sold at March 31, 2001, See Note 2); (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

Consolidated revenues, net operating losses for the months ended June 30, 2001 and 2000, and identifiable assets as of June 30, 2001 and 2000, were as follows:

	2001	2000
Revenues:
Industrial/Commercial	$3,515,417	$7,045,694
Real estate	19,806	12,654
Oil and gas	-	4,767
	$3,535,223	$7,063,115
Operating income (loss):
Industrial/Commercial	$(99,105)	$(31,676)
Real estate	15,251	(15,631)
Oil and gas	(5,103)	4,644
Corporate expenses	(455,538)	(357,218)
	$(544,495)	$(399,881)
Identifiable assets:
Industrial/Commercial	$4,661,831	$8,124,470
Real estate	938,903	948,638
Oil and gas	77,796	74,659
Corporate	2,193,278	(752,354)
	$7,871,808	$8,395,413

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data

As used in this Quarterly Report,  the terms  "we", "us", "our" "AIII" and the "Company" means American International Industries, Inc., a Nevada corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our  forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties.  Generally, forward-looking statements include phrases with words such as  "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

We are a holding company and during the three-month period ended June 30, 2001 have six operating subsidiaries including one majority-owned (consolidating) subsidiary. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of these companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2000, filed with the SEC on April 2, 2001, and our Form 10-KSB/A for our year ended December 31, 1999 filed with the SEC on December 15, 2000 and to our for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestiture" of the Notes to Consolidated Financial Statements.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry and effective at March 31, 2001, we sold this subsidiary, Har-Whit/Pitt's and Spitt's Inc.,  to Oxford Knight International Inc., an unaffiliated third-party. We recognized a gain on the sale of this subsidiary of $1,682,435 for the period ended March 31, 2001; (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. We also have a real estate segment. See  Note 2 to the Notes to Consolidated Financial Statements. The corporate overhead includes our investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. We evaluate performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments" see Note 4 to the  Notes to Consolidated Financial Statements under Item 1, Financial Statements above.

Results of Operations - American International Industries, Inc. Consolidated

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Marald, Inc., which changed its name to Unlimited Coatings Corporation (UCCC), Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), which was sold at the end of the quarter ended March 31, 2001, Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham) and Acqueren, Inc. (Acqueren). As noted above, at the end of the first quarter, we sold Har-Whit, which was a subsidiary in our industrial/commercial segment, to a third party.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Consolidated net earnings for the three-month period ended June 30,  2001 were $4,338 compared to a consolidated net loss of $640,787 for the comparable period of the prior year.  The significant improvement in consolidated net earnings for the three-month period ended June 30, 2001 is primarily attributable to a the significant decrease in unrealized losses on our investment portfolio. During the three-month period ended June 30, 2001, we also recognized $80,000 in other income from a $250,000 receivable from our sale of CRC that had previously been written-off.

Net revenues for the three months ended June 30, 2001 were $1,648,467 compared to $3,865,112 for the three-months period ended June 30, 2000. This decrease is mainly attributable to a decrease in revenues due to the sale of our former subsidiary, Har-Whit at the end of the first quarter of 2001, and from the decrease in sales by NPI during this period. Our consolidated gross profit margin for the three months ended June 30, 2001 was 25.3% as compared to 13.8% gross profit margin during the three-month period ended June 30, 2000.

Selling, general and administrative expenses during the period ended June 30, 2001 were $538,251, which compares to $751,227 for the three months ended June 30, 2000. This decrease is primarily the result of the exclusion of the selling, general and administrative costs of Har-Whit. AIII incurred corporate expenses of $455,538 during the period ending June 30, 2001compared to $357,218 for the same period in the prior year.

Other income was $126,614 for the three months ended June 30, 2001 compared to other expenses of $425,329 during the same period in the prior year. Acqueren realized unrealized losses on investments of $7,500 during the period ended June 30, 2001 compared to losses of $529,017 during the three months ended June 30, 2000. These losses were attributable to our trading securities. Our interest expense increased to $64,414 during the period ended June 30, 2001 compared to interest expense of $10,259.

Six Months Ended June 30, 2001Compared to Six Months Ended June 30, 2000

The consolidated net earnings for the six-month period ended June 30, 2001 were $1,499,988 compared to a consolidated net loss of $542,830 for the comparable six-month period of 2000. We recognized a gain of $1,682,435 in connection with the sale on March 31, 2001 of Har-Whit which resulted in a gain of $1,682,435. See "Liquidity and Capital Resources" below.

Net revenues for the six-month period ended June 30, 2001 were $3,535,223 compared to $7,063,115 for the six-month period ended June 30, 2000. This decrease in revenues is mainly attributable to the sale on March 31, 2001 of our former subsidiary, Har-Whit, whose operations were included in our consolidated statement of operations for the six-month periods ended June 30, 2001 and 2000.  As noted above, our revenues from NPI also decreased during the second quarter of 2001 due to the timing of NPI revenues that we expect to recognize during the third quarter of 2001. Our consolidated gross profit margin for the six- months ended June 30, 2001 was 24.8% as compared to 15.4% gross profit margin during the six-month period ended June 30, 2000.

Selling, general and administrative expenses during the six-months period ended June 30, 2001 were $1,420,331, which compares to $1,487,863 for the six-months ended June 30, 2000. This insignificant decrease is primarily the result of the exclusion of the selling, general and administrative costs of Har-Whit.

Other income was  $1,499,326 for the six months ended June 30, 2001 compared to other expenses of $142,949 during the same period in the prior year. The significant increase in total other income is mainly due to the gain on the sale of our former subsidiary, Har-Whit. Acqueren realized unrealized losses on investments of $60,000 during the six-months period ended June 30, 2001 compared to losses of $270,643 during the same period in the prior year. Our interest expenses decreased to $64,414 during the six-month period ended June 30, 2001 compared to interest expenses of $86,192 for the same period of the prior year.

Liquidity and Capital Resources - AIII

Total assets at June 30, 2001 and December 31, 2000 were $7,871,808 and $7,177,056, respectively. Total liabilities at June 30, 2001 were $1,970,968 as compared to $3,404,542 at December 31, 2000. The decrease in total liabilities is primarily the result of a significant reduction of in accounts payable and accrued expenses and reduction in long-term debt payable to related parties.

At June 30, 2001, AIII's current working capital was $1,304,193 as compared to a negative working capital of $107,222 at December 31, 2000. The increase in working capital is attributable to an insignificant decrease in accounts payable and long-term notes payable to related parties.

AIII's consolidated cash position at June 30, 2001 was $641,293 as compared to $709,502 at December 31, 2000. Accounts receivable at June 30, 2001 were $747,277 compared to $1,186,758 at December 31, 2000, or a decrease of 37%. Inventories decreased to $917,203 at June 30, 2001 as compared to $1,204,663 at December 31, 2000. The value of our trading securities decreased to $60,000 at June 30, 2001 from $120,000 at December 31, 2000.

Our non-current assets increase from $3,879,736 at December 31, 2000 to $4,596,647 mainly due to two $1,000,000 long-term notes from OKTI related to the Har-Whit sale. The available-for-sale securities of $500,000, also related to the sale of Har-Whit, are valued at market. See Note 2.

For the three months ended June 30, 2001, AIII used $240,501 in its operations compared to net cash used in operating activities of   $1,496,874 during the same period in the prior year. We had net cash used in investing activities of $160,587 compared to net cash provided by investing activities of $1,199,090 and $332,879 of net cash provided in financing activities compared to net cash provided in financing activities of $48,912 during the same period in the prior year.

Part II

Item 1. Legal Proceedings

None, reference is made to Item 3. in Part I of the amended Form 10-KSB filed on April 2, 2001.

Item 2. Changes in Securities

The following information sets forth certain information as of June 30, 2000, for all restricted securities sold by AIII during the three-month period ended June 30, 2001, without registration under the Act. Reference is also made to our Form 10-KSB for our year ended December 31, 2000 and specifically to the disclosure in Part II, Item 5 under "Recent Sales of Unregistered Securities" for information regarding all unregistered shares sold by AIII during the prior three-year period.

On June 21,  2001, we sold  500,000  restricted shares to Erick Friedman, a director, for $20,000, or $.04 per share, the bid price of the shares on such date. In addition, on April 5, 2001 we issued as non-cash compensation 100,000 restricted shares to Daniel Dror, a director and  CEO, and 100,000 shares to both Erick Friedman and Charles Zeller, directors. The 300,000 shares were valued at $10,000 or $.06 per share, the bid price of the shares on April 5, 2001.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference.

(b) We did not file a Form 8-K during the three-month period ended June 30, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	August 6, 2001
Daniel Dror

/s/ John W. Stump, III	Chief Financial Officer	August 6, 2001
John W. Stump, III