Form 10QSB
period 2001-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2001-11-13
CIK 1073146

Best printed with page setup: t:0.5", b:0.5", l:0.5", r:0.5"

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1994
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
Common Stock, $.001 par value, 149,632,398 outstanding as of September 30, 2001.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co., P.C.
Certified Public Accountants
A Professional Corporation

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com
Independent Auditors’ Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived

/s/ R. E. Bassie & Co., P.C.
Houston, Texas
November 9, 2001

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
(Unaudited - see accompanying accountants' review report)
	2001	2000
Assets	(Reviewed)	(Audited)
Current assets:
Cash	$493,338	$709,502
Trading securities	25,800	120,000
Available for sale securities	750,000	-
Accounts receivable, less allowance for doubtful accounts of
$237,669 at September 30, 2001 and $229,668 at December 31, 2000	3,843,673	1,186,758
Notes receivable from related parties	399,819	65,676
Inventories	1,034,226	1,204,663
Prepaid expenses and other current assets	6,246	10,721
Total current assets	6,553,102	3,297,320

Note receivable, net of allowance for doubtful accounts
of $1,200,000 at September 30, 2001 and December 31, 2000	2,050,260	60,000
Real estate held for sale	885,624	939,584
Property and equipment, net of accumulated
depreciation and amortization	217,096	1,380,536
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $298,709 at September September 30, 2001and $254,664 in 2000	1,346,814	1,411,801
Non-compete agreements, net of accumulated amortization of
$500,000 at September 30, 2001 and $425,000 at December 31, 2000	-	75,000
Other assets	8,018	12,815
Total assets	$11,060,914	$7,177,056

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,079,524	$1,822,405
Short-term notes payable to bank	404,791	472,220
Short-term notes payable to related parties	-	471,000
Current installments of long-term debt	59,441	115,365
Current installments of capital lease obligations	-	9,003
Total current liabilities	3,543,756	2,889,993
Long-term notes payable to related parties	629,338	-
Long-term debt, less current installments	388,596	514,549
Total liabilities	4,561,690	3,404,542

Stockholders' equity:
Preferred stock, $.001par value. Authorized 10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized 200,000,000 shares:
149,449,334 shares issued and 149,197,334 shares outstanding at September 30, 2001, 149,149,334 shares issued and 148,897,334
shares outstanding at December 31, 2000	149,897	148,897
Additional paid-in capital	17,722,918	17,462,918
Accumulated deficit	(11,439,563)	(13,805,273)
Total stockholders 'equity	6,433,252	3,806,542
Less treasury stock, at cost (252,000)	(34,028)	(34,028)
Accumulated other comprehensive gain	100,000	-
Total stockholders' equity	6,499,224	3,772,514
Commitments and contingent liabilities	-	-
Total liabilities and stockholders' equity	$11,060,914	$7,177,056
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine months ended September 30, 2001 and 2000
(Unaudited - see accompanying accountants' review report)

	Three months ended September 30,		Nine months ended September 30
	2001	2000	2001	2000
Revenues	$5,370,678	$5,170,647	$8,905,901	$12,233,762

Costs and expenses:
Cost of sales	4,054,789	4,585,487	6,714,176	10,560,620
Selling, general and administrative	432,920	470,773	1,853,251	1,958,636
Total operating expenses	4,487,709	5,056,260	8,567,427	12,519,256

Operating income (loss)	882,969	114,387	338,474	(285,494)

Other income (expenses):
Interest income	47,469	13,414	118,047	46,658
Realized gains on investments	-	86,731		265,539
Unrealized gain and (losses) on investments	(34,200)	(180,313)	(94,200)	(450,956)
Gain on sale of subsidiary	-	-	1,682,435
Gain on the sale of assets	-	52,881	15,000	52,881
Interest expense	(30,114)	(59,047)	(73,943)	(145,239)
Other income (expense)	260	36,420	379,897	38,254
Total other income (expenses)	(16,585)	(49,914)	2,027,236	(192,863)

Net earnings (loss) before income tax	866,384	64,473	2,365,710	(478,357)
Provision for income tax	-	-		-
Net earnings (loss)	$866,384	$64,473	$2,365,710	$(478,357)

Net earnings (loss) per common share - basic
and diluted:
Net earnings (loss)	$0.01	$0.00	$0.02	$(0.00)

Weighted average common shares -
basic and diluted	$149,197,334	$140,803,774	$148,682,334	$134,604,117

Consolidated statements
of comprehensive income (loss):
Net earnings (loss)	866,384	64,473	2,365,710	(478,357)
Unrealized gain on securities
available-for-sale:
Unrealized holding gain (loss) arising during
the period	(100,000)	-	100,000	-
Comprehensive income (loss)	$766,384	$64,473	$2,465,710	$(478,357)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2001 and 2000
(Unaudited - see accompanying accountants' review report)

	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$2,365,710	$(478,357)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	203,716	304,024
Common stock issued for services	18,000	-
Realized gain on sale of securities	-	(265,539)
(Increase) decrease in market value of equity securities	94,200	405,956
Gain on sale of subsidiary	(1,682,435)	-
Gain on sale of equipment	(15,000)	-
Gain on write-off of note payable to related party	(250,000)	-
(Increase) decrease in operating assets:
Accounts receivable	(2,544,612)	(1,996,650)
Inventories	(30,043)	53,972
Prepaid expenses and other current assets	(1,995)	47,868
Other assets	(42,565)	12,879
(Purchase) sale of trading securities, net	(150,000)	160,590
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	1,486,163	1,278,523
Net liabilities from discontinued operations	-	(1,200,000)
Net cash used in operating activities	(548,861)	(1,676,734)

Cash flows from investing activities:
Purchase of property and equipment	(13,162)	(58,214)
Proceeds from the sale of equipment	15,000	-
Payments received on notes for sale of subsidiary	9,740	-
Redemption of certificate of deposit	-	1,150,000
Cash sold in sale of subsidiary	(29,666)	(8,428)
Notes receivable from related party	(334,143)	(54,010)
Net cash provided by (used in) investing activities	(352,231)	1,029,348

Cash flows from financing activities:
Proceeds from sale of common stock	40,000	490,000
Proceeds from borrowings from related party	408,338	29,800
Proceeds from short-term borrowings	280,071	500,000
Principal payments on long-term debt	(34,478)	(13,588)
Principal payments on capital lease obligations	(9,003)	(28,356)
Net cash provided by financing activities	684,928	977,856

Net decrease in cash	(216,164)	330,470

Cash at beginning of year	709,502	639,396
Cash at end of period	$493,338	$969,866
Supplemental schedule of cash flow information:
Interest paid	$73,943	$86,192
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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001.

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

(3) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the nine-month periods ended September 30, 2001 and 2000 is eliminated by net operating loss carry forwards.

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

Consolidated revenues, net operating losses for the months ended September 30, 2001 and 2000, and identifiable assets as of September 30, 2001 and 2000, were as follows:

	2001	2000
Revenues:
Industrial/Commercial	$8,449,993	$12,202,321
Real estate	455,908	22,854
Oil and gas	-	8,587
	$8,905,901	$12,233,762
Operating income (loss):
Industrial/Commercial	$334,202	$249,430
Real estate	360,932	(48,233)
Oil and gas	(4,630)	8,276
Corporate expenses	(352,030)	(494,967)
	$338,474	$(285,494)
Identifiable assets:
Industrial/Commercial	$7,837,725	$9,510,975
Real estate	1,101,201	949,380
Oil and gas	77,694	78,298
Corporate	2,044,294	80,105
	$11,060,914	$10,618,758

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data
As used in this Quarterly Report, the terms "we", "us", "our" "AIII" and the "Company" means American International Industries, Inc., a Nevada corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview
We are a holding company and during the three-month period ended September 30, 2001, we have five operating subsidiaries including one majority-owned (consolidating) subsidiary. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchase and the results of these companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2000, filed with the SEC on April 2, 2001, and our Form 10-KSB/A for our year ended December 31, 1999, filed with the SEC on December 15, 2000, for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestiture" of the Notes to Consolidated Financial Statements.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes: (1) a supplier of automotive after-market products; (2) a manufacturer and distributor of barbecue pits and custom sheet metal products for customers predominately in the energy industry. Effective at March 31, 2001, we sold this subsidiary, Har-Whit/Pitt's and Spitt's Inc., to Oxford Knight International Inc., an unaffiliated third-party. We recognized a gain on the sale of this subsidiary of $1,682,435 for the period ended March 31, 2001; (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. We also have a real estate segment. See Note 2 to the Notes to Consolidated Financial Statements. The corporate overhead includes our investment holdings including financing current operations and expansion of our current holdings, as well as evaluating the feasibility of entering into additional businesses. We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments". See Note 4 to the Notes to Consolidated Financial Statements under Item 1, Financial Statements above. Results of Operations - American International Industries, Inc. – Consolidated. The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Marald, Inc., which changed its name to Unlimited Coatings Corporation (UCCC), Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), which was sold at the end of the quarter ended March 31, 2001, Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham) and Acqueren, Inc. (Acqueren). As noted above, at the end of the first quarter, we sold Har-Whit, which was a subsidiary in our industrial/commercial segment, to a third party.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Consolidated net earnings for the three-month period ended September 30, 2001 were $866,384 compared to a consolidated net income of $ $64,473 for the comparable period of the prior year. The significant improvement in consolidated net earnings for the three-month period ended September 30, 2001 is primarily attributable to: the sale by our real estate subsidiary of a parcel of real property at the intersection of Main & Ruth Streets in Houston, for gross proceeds of $427,500, which had a cost basis of $54,000; operating profits of Northeastern Plastics for the current quarter of $376,445; the cancellation of 5,000,000 restricted shares issued in conjunction with a consulting agreement, which had been recognized as a $150,000 expense during the first calendar quarter of this year; a reduction of approximately $140,000 of accrued property taxes as the result of the Company’s analysis and efforts to adjust assessments with the various taxing jurisdictions; and a significant decrease in unrealized losses on our investment portfolio, with an unrealized loss of $34,200 being recorded in the current quarter as opposed to an unrealized loss of $180,313 recorded in the comparable quarter of the prior year.

Net revenues for the three months ended September 30, 2001 were $5,370,678 compared to $5,170,647 for the three-months period ended September 30, 2000. This increase is mainly attributable to the sale by our real estate subsidiary of property for proceeds of $427,500. Our consolidated gross profit margin for the three months ended September 30, 2001, was 24.5% compared to 11.3% gross profit margin during the three-month period ended September 30, 2000. Selling, general and administrative expenses during the period ended September 30, 2001, were $432,920, which compares to $470,773 for the three months ended September 30, 2000. This decrease is primarily due to the cancellation during the current quarter of the consulting agreement which had been recorded in the first calendar quarter of this year as a $150,000 expense, related to the issuance of 5,000,000 shares of Company stock. The Company agreed to pay in cash for services as rendered. In addition, during the quarter ended September 30, 2001, an analysis of accrued property taxes revealed that as the result of the Company’s efforts to reduce assessments, the previously recorded accruals were significantly in excess of reserves needed to satisfy these liabilities. This resulted in a reduction of expense of approximately $140,000. Also contributing to the reduced selling, general and administrative costs during the third quarter is the exclusion of the selling, general and administrative costs of Har-Whit. Other expense was $16,585 for the three months ended September 30, 2001, compared to other expenses of $49,914 during the same period in the prior year. Acqueren recorded unrealized losses on investments of $34,200 during the period ended September 30, 2001, compared to losses of $180,313 during the three months ended September 30, 2000. These gains and losses were attributable to our trading securities. Interest income of $47,469 and interest expense of $30,114 were recorded during the quarter ended September 30, 2001, compared to interest income of $13,414 and interest expense of $59,047 during the comparable period of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The consolidated net earnings for the nine-month period ended September 30, 2001, were $2,365,710 compared to a consolidated net loss of $478,357 for the comparable nine-month period of 2000. We recognized a gain of $1,682,435 in connection with the sale on March 31, 2001 of Har-Whit. See "Liquidity and Capital Resources" below. Also contributing to the improved earnings during the nine-month period ended September 30, 2001, was the sale by our real estate subsidiary of a parcel of real property at the intersection of Main & Ruth Streets in Houston, for gross proceeds of $427,500, which had a cost basis of $54,000, and the reduction in unrealized losses on investment securities of $94,200 compared to unrealized losses of $450,956 during the comparable period of 2000.

Net revenues for the nine-month period ended September 30, 2001, were $8,905,903 compared to $12,233,762 for the nine-month period ended September 30, 2000. This decrease in revenues is mainly attributable to the sale on March 31, 2001 of our former subsidiary, Har-Whit, whose operations were included in our consolidated statement of operations for the nine-month period of 2000. Our consolidated gross profit margin for the nine-month period ended September 30, 2001 was 24.6% compared to 13.7% gross profit margin during the nine-month period ended September 30, 2000. Selling, general and administrative expenses during the nine-month period ended September 30, 2001 were $1,853,251, compared to $1,958,636 for the nine month period ended September 30, 2000. This insignificant decrease is primarily the result of the exclusion of the selling, general and administrative costs of Har-Whit. Other income was $2,027,236 for the nine-month period ended September 30, 2001, compared to other expenses of $192,863 during the same period in the prior year. The significant increase in total other income is mainly due to the gain on the sale of our former subsidiary, Har-Whit. Acqueren recorded unrealized losses on investments of $94,200 during the nine-month period ended September 30, 2001, compared to losses of $450,956 during the same period in the prior year. Interest income was $118,047 during the nine-month period ended September 30, 2001, compared to interest income of $46,658. Interest expense was $73,943 for the nine-month period ended September 30, 2001, compared to $145,239 for the same period of the prior year.

Liquidity and Capital Resources - AIII

Total assets at September 30, 2001 and December 31, 2000 were $11,060,914 and $7,177,056, respectively. Total liabilities at September 30, 2001 were $4,561,690 compared to $3,404,542 at December 31, 2000. The increase in total liabilities is primarily the result of seasonal swings in volume of activity of Northeastern Plastics accompanied by corresponding increases in Accounts Receivable. At September 30, 2001, AIII's current working capital was $3,009,346 as compared to working capital of $407,327 at December 31, 2000. The increase in working capital is attributable to improved current position through application of net proceeds from the sale of real estate to the reduction of our liabilities.

AIII's consolidated cash position at September 30, 2001 was $493,338 compared to $709,502 at December 31, 2000. Accounts receivable at September 30, 2001 were $3,843,673 compared to $1,186,758 at December 31, 2000. Inventories decreased to $1,034,226 at September 30, 2001, compared to $1,204,663 at December 31, 2000. The value of our trading securities decreased to $25,800 at September 30, 2001 from $120,000 at December 31, 2000. Our non-current assets increased from $3,879,736 at December 31, 2000, to $4,507,812 at September 30, 2001, mainly due to two $1,000,000 long-term notes from OKTI related to the Har-Whit sale and a reduction in property and equipment from the Har-Whit sale. The available-for-sale securities of $750,000 at September 30, 2001 includes shares of OKTI received as consideration from the sale of Har-Whit, which shares have been valued at market. See Note 2 to the Notes to Consolidated Financial Statements.

For the nine months ended September 30, 2001, AIII used $548,861 in its operations compared to net cash used in operating activities of $1,676,734 during the same period of the prior year. We had net cash used in investing activities of $352,231 during the nine-month period ended September 30, 2001, compared to net cash provided by investing activities of $1,029,348 during the same period of the prior year. We had $684,928 provided by financing activities through the issuance of stock and proceeds from debt instruments offset by principal payments on capital leases and long-term debts during the nine-month period ended September 30, 2001 compared to $977,856 during the same period in the prior year.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None, reference is made to Item 3. in Part I of the amended Form 10-KSB filed on April 2, 2001.

Item 2. Changes in Securities

The following information sets forth certain information as of September 30, 2001, for all restricted securities of AIII during the three-month period ended September 30, 2001, without registration under the Act. Reference is also made to Part II, Item 2. Changes in Securities for the periods ended March 31, 2001 and June 30, 2001, and to our Form 10-KSB for our year ended December 31, 2000 and specifically to the disclosure in Part II, Item 5 under "Recent Sales of Unregistered Securities" for information regarding all unregistered shares sold by AIII during the prior three-year period.

During the three-month period ended September 30, 2001, AIII cancelled 5,000,000 restricted shares that had been issued to Jacobs International, a consultant, in January 2001. The shares had been issued for services and AIII expensed $150,000 in connection with the issuance during the first quarter of 2001. AIII and the consultant have agreed that the consultant shall be paid cash for services as rendered. AIII also cancelled 1,000,000 shares that had been held in reserve in connection with the acquisition of Acqueren.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 is incorporated herein by reference.

(b) We did not file a Form 8-K during the three-month period ended September 30, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	November 13, 2001
Daniel Dror

/s/ John W. Stump, III	Chief Financial Officer	November 13, 2001
John W. Stump, III