Form 10KSB
period 2001-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2002-03-26
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $10,828,490

The aggregate market value of the 113,596,196 shares of common stock held by non-affiliates of the registrant, based on the average of the bid and asked price of the shares on the OTC:BB of $.03 on March 25, 2002 was $3,407,886.  As of March 25, 2002, the registrant had 154,832,398 shares of Common Stock issued outstanding. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially and affiliates thereof.

PART I

All references to American International Industries, Inc. common stock reflect a three for one common stock split effective July 1996.

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB of American International Industries, Inc. (AIII or the Company) for its year ended December 31, 2001 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. The term AIII or the Company refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement their business strategy;
-	the ability of the Company to raise sufficient capital to meet operating requirements;
-	the ability of the Company to protect its intellectual property rights;
-	the ability of the Company to compete with major established companies;
-	the effect of changing economic conditions;
-	the ability of the Company to attract and retain quality employees; and other risks, which may be described in future filings with the SEC.

General

American International Industries, Inc. is a Nevada corporation, which began conducting its current operations in September 1996, when it made its first acquisition. The Company is filing this Annual Report on Form 10-KSB for its year ended December 31, 2001, having previously filed other reports that had been due under the Exchange Act. In January 2001 the Company became current under the Exchange Act, and the Company's shares again became subject to quotation on the OTC: BB on March 20, 2001. The Company's Common Stock had been de-listed from the OTC: BB on November 4, 1999 because, due to the rule change by the NASD, it was not current in its reporting obligations under the Exchange Act.  The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure).

We are a holding company, and, at the time of this filing, operate the following wholly owned and partially owned subsidiaries:

Brenham Oil & Gas, Inc. is an owner of an oil and gas royalty interest;

Texas Real Estate Enterprises, Inc. (TREE), which owns certain undeveloped real estate in Harris, Galveston, and Chambers counties in Texas, some of which is held by its wholly owned subsidiary MidCity Houston Properties, Inc. (fka MidTowne Properties, Inc.);

Acqueren, Inc. , whose sole business operating entity is Northeastern Plastics, Inc. which is a supplier of automotive after-market products and consumer durables;
Marald, Inc. d/b/a Unlimited Coatings, a distributor of specialty chemicals, primarily used for spray-on bed-liners for truck beds, marketed through a network of independent distributors.

Unlimited Coatings Corporation, a public entity traded on the Pink Sheets under the symbol UCCC, (fka World Wide Net, Inc., WWNT) which operates through its wholly owned subsidiary, Marald, Inc.  See also the discussion under Marald, Inc.-Unlimited Coatings below and under Part III, Item 12, Certain Relationships and Related Transactions. We own 87% of the common stock of UCCC.

Our long-term strategy is to expand the operations of each of our subsidiaries, whether wholly or partially owned, in their respective fields. We will also explore mergers, acquisitions and disposition of businesses and assets, based upon the reasonable discretion of management and the value added of each potential transaction.

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

American International Industries, Inc.

The Company was incorporated under the laws of the State of  Nevada in September 1994 under the name Black Tie Affair, Inc. for the purposes of engaging in catering services. In July 1996, an unaffiliated group of investors purchased 90% of the outstanding shares of  Black Tie Affair, Inc. This group changed the name of the Company to Pitt’s and Spitt’s of Texas, Inc., and acquired Pitt's & Spitt’s, Inc. and Har-Whit, Inc. in September 1996. In September and October 1997, a new investor group (1997 Group) including Mr. Daniel Dror, our Chairman and Chief Executive Officer, and certain related parties gained control of the Company through the following arms-length negotiated transactions with the Company and unaffiliated third parties:

i. Elk International Corporation Limited (Elk), an entity controlled and 99% owned by Mr. Dror's brother and his brother’s children, purchased 5,000,000 restricted shares of the Company's common stock from the Company at a price of $0.03 per share, Elk was granted an option to purchase 2,000,000 restricted shares of Company common stock at an exercise price of $0.02 per share from the Company, and Elk purchased 1,200,000 restricted shares of Company common stock from an individual third party at a purchase price of $0.03 per share. Mr. Dror does not own any interest in, nor has he served as an officer or director of Elk, and Mr. Dror disclaims any beneficial interest or ownership in Elk;

ii. Jack Talan, a former director of the Company, purchased restricted 500,000 shares of the Company's common stock from the Company at a price of $0.10 per share; and

iii. Daniel Dror & Company, Inc., formerly controlled by Mr. Dror, purchased 200,000 restricted shares of Company common stock from an individual third party at a purchase price of $0.03 per share.

At the closing of these transactions involving the 1997 Group, the sole operating entities of the Company were its two subsidiaries, Pitt's & Spitt's, Inc. and Har-Whit, Inc. The 1997 Group elected a new board of directors, appointed current management, and appointed Mr. Dror as our Chairman of the Board and Chief Executive Officer. In December 1997, the name of the Company was changed to Energy Drilling Industries, Inc., and in June 1998, the Company changed its name to American International Industries, Inc. See Part III, Item 12, and the discussion under Certain Relationships and Related Transactions and Note 1 to the Notes to Consolidated Financial Statements.

In January 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 100,000,000 and to authorize 10,000,000 preferred shares. In September 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 200,000,000 (Common Stock).

The Company's executive office is located at 601 Cien St., Suite 235 in Kemah, Texas 77565 and our telephone number is (281) 334-9479. Our operations as a holding company and those of our subsidiaries, Brenham Oil & Gas, Inc., Texas Real Estate Enterprises, Inc., and UCCC, are conducted from this 1,380 square foot facility. Our facility is leased from an unaffiliated third party for $1,335 month, which lease expires in May 2004. This facility is adequate for the Company's business and that of its subsidiaries for the foreseeable future.  As of March 22, 2002, the Company, excluding its subsidiaries, employed eight persons, on a full-time basis, none of which are covered by a collective bargaining agreement.

Brenham Oil & Gas, Inc.

In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation, incorporated in November 1997 (Brenham), for 6,000,000 shares of Common Stock. The capital stock of Brenham was purchased  from Daniel Dror II 1976 Trust (DDII76Trust). At the time of the transaction, Mr. Dror was the trustee of the DDII76Trust, but he has never had any ownership interest in such trust, the sole beneficiary being Mr. Dror's son. Mr. Dror is no longer the trustee of the trust. Brenham's sole asset was, and remains, an oil and gas royalty interest, which was owned by the DDII76Trust prior to December 1995. The mineral rights, which gave rise to the royalty interest, were retained by the DDII76Trust in a real estate sale transaction. All of the cost basis which the DDII76Trust had in that property was attributed to the property, which was sold and therefore no basis is attributed to the mineral interest. Brenham is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive office.

Texas Real Estate Enterprises, Inc.

In December 1997, the Company purchased all of the capital stock of Texas Real Estate Enterprises, Inc. a Texas corporation, incorporated in March 1996 (TREE), for 10,000,000 shares of our Common Stock. The Company purchased TREE from Elk. The Company also purchased G.C.A. Incorporated (GCA) which entity was wholly owned by an unrelated third party individual for 6,000,000 shares of our Common Stock. TREE and GCA are collectively referred to in this Annual Report on Form 10-KSB as TREE. In May 1998, the Company through TREE issued 8,000,000 shares of our Common Stock to Daniel Dror & Company, Inc. (DD&Company), which, at the time of the transaction, was controlled by Mr. Dror, in exchange for additional real estate. Mr. Dror is no longer affiliated with DD&Company. In June 1998, the Company through TREE purchased all of the capital stock of MidTowne Properties, Inc., (now MidCity Houston Properties, Inc. (MidCity) for 1,100,000 shares of our Common Stock, from two parties, one of which was the DDII76Trust, which received 660,000 shares of our Common Stock and 440,000 shares which were issued to an unaffiliated third party. In December 1998, because the appraisals on the properties exceeded the preliminary values of the properties as estimated by the parties to the transaction, the Company authorized the issuance of an additional 1,000,000 shares of our Common Stock, of which DD&Company, was to receive 600,000 shares and the unaffiliated party was issued 400,000 shares. The purchase price of TREE, GCA, MidCity, and the additional property at the dates of the transactions was originally based on the fair market value of the assets acquired, as determined by independent, certified appraisals. Management believed at that time, and relying upon the advice of its former independent accounting firm, that this was the correct method of valuation and that the terms of the purchases were fair and reasonable based on such appraisals. However, in connection with the amendments to our Form 10-KSB/A which included restated financial statements for 1998 and 1999, since the MidCity acquisition was made from an entity under common control, the Company has accounted for the acquisition of MidCity at the carry-over historical cost basis. See Part III, Item 12, Certain Relationships and Related Transactions, as well as Note 5 to the Notes to Consolidated Financial Statements with regard to the additional restricted shares issued to the former 40% owner of MidCity in settlement of a dispute involving valuation of the properties held by MidCity. Those shares were subsequently purchased by Elk, for cash. TREE is located at 601 Cien St., Suite 235 in Kemah, Texas 77565. Its telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive office.

Acqueren, Inc.

In June 1998, we entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation incorporated in December 1995 (Acqueren). Acqueren operates through its wholly owned subsidiary, Northeastern Plastics, Inc., a New York corporation, incorporated in January 1986 (NPI). The purchase agreement provided for the issuance of 6,750,000 shares of our Common Stock to the two largest shareholders of Acqueren in exchange for approximately 55% of the outstanding capital stock of Acqueren, and provided for the remaining shareholders of Acqueren to be issued 20,000,000  shares or approximately 25.02 shares of our Common Stock for each share of Acqueren common stock exchanged (these remaining shares of Acqueren common stock had been issued pursuant to a private placement and included a warrant to purchase one share of Acqueren common stock, which is included in the above share exchange). The transaction was closed effective July 1, 1998. Based upon the estimated fair market value of the restricted shares that were issued in this transaction ($0.08 per share at date of acquisition), the total purchase consideration for Acqueren was approximately $2,140,000. Based on the representations made to us at the time of the transaction, management believed the terms of the acquisition were fair and reasonable, and were based on arms-length negotiations. NPI is located at 11601 Highway 32 in Nicholls, Georgia 31554. Its telephone number is (912) 345-2030.

Marald, Inc. - Unlimited Coatings

Effective January 1999, the Company purchased all of the capital stock of Marald, Inc., doing business as Unlimited Coatings (Unlimited), in exchange for 3,500,000 restricted shares of our Common Stock, valued at fair market value of approximately $652,000 at $0.19 per share, plus a finders fee of $45,000, paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, we agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc. an entity partially-owned by the above-related party. Unlimited, with headquarters in Houston, Texas distributes specialty chemicals to the automotive after-market and is best known for its spray-on bed-liners for trucks. Unlimited also markets specialty chemicals, including rust proofing, undercoating, fabric protectants, fuel additives, and performance enhancement chemicals related to the automotive after-market. The Unlimited acquisition has been accounted for as a purchase. The Company knows of no independent sources of information regarding Unlimited's market. However, based on management's knowledge of the industry, management believes Unlimited is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited markets through participation in trade shows and advertising in national trade magazines. Unlimited competes on the basis of price, quality, and service. Unlimited is located at 1107-B Upland Drive, Houston, Texas 77043. Its phone number is (713) 647-8676. During the year ended December 31, 2000, Marald d/b/a Unlimited Coatings was merged with and into WWNT, in consideration for which we were issued 19,900,000 shares of WWNT, increasing our equity interest in WWNT from 61% to 92%. As a result of the common control by the Company of WWNT and Unlimited Coatings at the time of the transaction, it is deemed to be a non-arm's length transaction and the sale has been reflected at the Company's cost basis of Unlimited. In connection with  this transaction, WWNT has changed its name to Unlimited Coatings Corporation and its trading symbol has changed to UCCC.

World Wide Net, Inc. (Now Unlimited Coatings Corporation "UCCC")

In May 1999, the Company purchased for investment purposes, 400,000 unrestricted shares (giving effect to a 1 for 5 reverse split) of World Wide Net, Inc. (WWNT) for a total of $300,000, representing 20% of the total outstanding common shares of WWNT. At the date of the transaction, WWNT was an inactive, non-operating public company, with shares subject to quotation on the Pink Sheets, and having only nominal assets.  See Note 2 to the Notes to Consolidated Financial Statements.

On September 12, 1999, we signed an agreement to acquire 3,100,000  restricted shares of WWNT from WWNT, constituting approximately 60.8% of the then total  of 5,100,000 issued and out-standing  shares of WWNT. The shares of WWNT were acquired by us in exchange for 100% of the shares of Modern Film Effects, Inc. d/b/a Cinema Research Corporation (CRC). Prior to this transaction, WWNT had only nominal assets and had no operations during the three preceding years. Accordingly, the investment in WWNT was recorded at the historical cost basis of CRC at the effective date of the transaction. Since the purchase of the 3.1 million shares acquired in September 1999 resulted in majority ownership of WWNT, the Company consolidated WWNT as of September 30, 1999.

During 2000, we increased our interest in WWNT as a result of the transfer of Unlimited Coatings to WWNT. Our consolidated financial statements for 2000 and 2001 include WWNT. Until October 1, 2000 we had an equity ownership of 61% of WWNT, which increased as a result of the transfer of Unlimited Coatings, as discussed above. See Part III, Item 12, Certain Relationships and Related Transactions, as well as Note 2 to the Notes to Consolidated Financial Statements. WWNT was located at the Company's executive office at 601 Cien St., Suite 235 in Kemah, Texas 77565, telephone number  (281) 334-9479 until the Unlimited Coatings transaction, following which its offices were moved to that of Unlimited Coatings, which are located at 1107-B Upland Drive, Houston, Texas 77043, telephone number (713) 647-8676.

Business Operations of Brenham Oil & Gas, Inc.

Brenham's sole asset is an oil, gas, and mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas. The royalty interest is currently leased by Anadarko Petroleum Corporation (Anadarko) for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the covered minerals produced are paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, the royalty is one-sixth of such production; and  (ii) for gas (including casing head gas) the royalty is one-sixth of the net proceeds realized by Anadarko on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1.00 per acre of land for every ninety-day period within which one or more of the wells on the leased premises, or lands pooled therewith, are capable of producing in paying quantities, but such wells are either shut-in or production is not being sold. Currently, Brenham is not actively seeking further royalty agreements. Brenham is operated from our office in Kemah, Texas.

Competition

Brenham's profitability is dependent on Anadarko's ability to generate profits from the tract of land on which Brenham owns its royalty interest. The oil and gas industry is highly competitive, and Anadarko competes against companies with substantially larger financial and other resources. Anadarko's competitors include major integrated oil and gas companies and numerous other independent oil and gas companies and individual producers and operators. Competitive factors include price, contract terms, and types and quality of service, including pipeline distribution logistics and efficiencies, all of which may reduce any royalty payments made to Brenham.

Government Regulation

As stated previously, Brenham's profitability is dependent on Anadarko's profitability. As Anadarko is regulated by various state and federal authorities there is no assurance that Anadarko's profitability, and therefore Brenham's profitability, will not be adversely affected. As Brenham owns a royalty interest on the subject land, it is not directly responsible for any costs in connection with environmental laws, nor is it subject to penalties for non-compliance with any such laws.

Employees

As of  March 22, 2002, Brenham had no full-time employees and its business is conducted from our office in Kemah, Texas.

Business Operations of Texas Real Estate Enterprises, Inc.

TREE and its wholly owned subsidiary MidCity own seven tracts of land in Harris, Chambers, and Galveston counties in Texas. See Item 2. Description of Property. TREE is operated from our office in Kemah, Texas.

All the properties owned by TREE are undeveloped commercial properties, free of any mortgage obligations, however certain properties are subject to property taxes in the amount of approximately $148,300 in the aggregate. Such properties are available for sale and are being actively marketed. Management will continue to explore opportunities to sell or develop the properties, if such possibilities are presented. At this time no development plans are being considered, but several opportunities to sell the properties are being pursued. Reference is made to Part III, Item 12, Certain Relationships and Related Transactions, and Note 5 to the Notes to Financial Statements with regard to the issuance of additional shares in October 2000 in settlement of a dispute regarding the valuation of the MidCity properties and the subsequent purchase of the additional shares issued in settlement from the former unaffiliated minority owner of MidCity by Elk.

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

Employees

As of March 22, 2002 TREE had no full-time employees and its business is conducted from our office in Kemah, Texas.

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

A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect TREE. Failure of TREE to disclose environmental issues in connection with a real estate transaction may subject it to liability to a buyer or lessee of property. Property management services also could subject TREE to environmental liabilities pursuant to applicable laws and contractual obligations to property owners. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner, which have not, but could adversely affect TREE. TREE's financial results have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

Business Operations of Acqueren, Inc.

Acqueren through its wholly owned subsidiary NPI is a supplier of products to retailers and wholesalers (i) in the automotive after-market, and (ii) in the consumer durable electrical products markets.

Products and Services

NPI's products in the automotive after-market include a variety of booster cables sold under the brand name Mechanix Choice and Bitty Booster Cable. Also supplied under the brand name Mechanix Choice, NPI markets portable hand lamps, cord sets, and a variety of battery testers, battery repair kits, and miscellaneous battery accessories.

The Mechanix Choice brand of booster cables was introduced in 1995, and its products are currently available at Family Dollar, Victor Automotive Products, Sam's Club, and Wal-Mart, among others. NPI's Bitty Booster Cable brand of booster cables is currently distributed in the automotive after-market and through well-established food and drug retail channels.

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

NPI orders the materials for its principal products from the following manufacturers: KAB Enterprise Co., Ltd. supplies NPI's electrical cord sets; Longkou Dongli Wire and Cable supplies NPI's booster cables; Rite Tech supplies NPI's surge strips; and Dashing Electric supplies NPI's night lights. To date, NPI has typically received shipments from the above suppliers within 8-10 weeks of order. Management believes that if NPI should be unable to utilize any of the above suppliers, it would be able to find alternative suppliers on comparable terms.

Sales and Marketing

Currently, NPI has no agreements with distributors, wholesalers, or retailers, but sells its products from its warehouse through the use of independent sales agents and through its in-house personnel. NPI contracts with agents, who are responsible for contacting potential customers and clients in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated solely on a commission basis, calculated on the net sales price of products, which are invoiced to customers. No commissions are paid until NPI receives payment from customers.

NPI also sells a substantial portion of its products under a direct import program (D/I program). The D/I program offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders. NPI can also arrange for the complete turn key deliveries of its products to its customer’s place of business in the United States. Under a turnkey D/I program, NPI arranges, at an additional cost to its customers, on site factory inspections of the goods prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. Currently, management estimates that 70% of sales are made through the use of its D/I program. Management believes the D/I program provides its customers the most cost-effective means of obtaining large volumes of products. The average volume of NPI's direct import shipments are substantially larger than its warehouse shipments (management estimates that D/I program orders average a minimum of $40,000 to a high of $1,200,000, as compared to warehouse shipments which average $1,200), however, NPI is unable to realize the same gross profit margins on D/I program orders, as compared to warehouse shipments. Management estimates that D/I program gross profit margins range from a low of 8% to a high of 19%, while the gross profit margins on its warehouse sales range from a low of 19% to a high of 40%.

NPI has chosen not to target several of the larger retailers in the consumer market such as Home Depot, Lowe’s, Builders Square, Wal-Mart, K-Mart, and Ace Hardware due to its capital limitations and due to the extremely competitive market conditions for such accounts. While there is no assurance, management believes it will be able to increase margins by focusing solely on smaller and mid-market retailers which management believes have been ignored by larger producers.

During our fiscal years ended December 31, 2001 and 2000 Family Dollar Stores, Ocean State Jobbers and Dollar Stores accounted for a significant portion of NPI's revenues. There is no assurance that NPI will be able to retain these customers, and the loss of any of these customers may have an adverse effect on NPI.

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

Intellectual Property

NPI has been issued the following trademarks: Northeastern (TM), expiring December 2006, Jumpower (TM), expiring February 2009, The Bitty Booster Cable (TM), expiring August 2008, connections with quality (TM), expiring October 2006, and small enough to fit in your glove box strong enough to start your car (TM), expiring October 2007.

Employees

As of  March 22, 2002, NPI employed five persons, on a full-time basis, including management, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

NPI currently operates from one facility in Nicholls, Georgia. Its facility is 30,000 square feet and is leased for $3,395 month.

Business Operations of Marald, Inc. d.b.a. Unlimited Coatings and UCCC

On October 1, 2000, we transferred 100% of the capital stock in Marald, Inc. to WWNT in consideration for the issuance of 19,900,000 shares of WWNT common stock. The transfer of Marald to WWNT was accounted for at the original cost basis. WWNT subsequently changed its name to Unlimited Coatings Corporation and its trading symbol changed to UCCC. Its shares are traded on the "Pink Sheets". UCCC operates through its wholly owned subsidiary, Marald, a wholesaler of sprayed-on systems, technology and chemicals throughout the United States, which began its business in November 1995.

Products and Services

Unlimited uses a two-component polyurethane formula that within minutes of being sprayed into a truck bed, bonds directly to the metal, forming a protective cushion between cargo and the truck bed. The bed liner also reduces noise, prevents rust, mildew, and corrosion, and prevents scratches and dings to the surface of the truck bed. The bed liners are crack and abrasion resistant, yet are flexible enough to expand and contract in extreme temperature conditions. In addition, the bed liners are skid resistant and will not break down or corrode when exposed to fertilizers and other corrosive chemicals. The bed liners are available in various colors, including, but not limited to, black, blue, brown, burgundy, green, and gray.

Unlimited is in the business of selling the sprayed-on polyurethane lining systems, technology, and chemicals. After the initial sale of the system, Unlimited installs the system and trains the purchaser to safely and properly operate and maintain the lining system. After selling the system, Unlimited will typically continue to provide chemicals necessary for operation.

Unlimited purchases the sprayed-on lining systems and chemicals from Artlux, S.A., and typically receives shipments within 48 hours of request.

Sales and Marketing

Unlimited has recently begun to advertise nationally in various trade publications, such as Body Shop Business, Truck Accessories News, Sema News, Trucking Times, and Restyling. In addition, Unlimited has, over the years, attended industry trade shows to market its wholesale business.

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

The Company knows of no independent sources of information regarding Unlimited’s market. However, based on management’s knowledge of the industry, management believes Unlimited is the fourth largest wholesaler of systems, training, and chemicals used for sprayed-on truck bed linings. Management believes the industry leader is Rhino Liners, followed by Linex and Ultimate Linings. Unlimited markets through participation in trade shows and advertising in national trade magazines. Unlimited competes on the basis of price, quality, and service.

Employees

As of March 22, 2002, Unlimited employed four persons, on a full-time basis, including management, sales, and office employees.  No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

Unlimited currently operates from one facility  located at 1107-B Upland Drive, Houston, Texas 77043, leased for approximately $3,400 per month. The facilities are approximately 8,750 sq. ft. and the lease expires June 2003. The Company believes these facilities are adequate for the current needs.

ITEM 2. DESCRIPTION OF PROPERTY

The Company during the year ended December 31, 2001 operated Brenham, TREE and WWNT from its executive office in Kemah, Texas. See Item 1. Description of Business: Business Operations of Acqueren, Marald and UCCC. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance. Following the transfer by the Company of its equity ownership of Unlimited to WWNT, the offices of Unlimited and WWNT were consolidated into the facility located at 1107-B Upland Drive, Houston, Texas 77043. Its phone number is (713) 647-8676.

The following table sets forth the properties owned by TREE, including all properties owned by its wholly owned subsidiary MidCity. All properties listed are owned free of any mortgage obligations, however certain properties are subject to property taxes in the amount of approximately $148,300 in the aggregate. TREE holds undeveloped commercial properties for sale, although management may pursue, without a vote of shareholders, development opportunities it believes to be economically favorable. At the present time TREE has no plans to develop any of its properties. Management is evaluating several proposals regarding the potential sale of some, or all of the properties; however, there is no assurance that any of those proposals will be accepted or completed.

Property Description and Location

-	286 acres, State Highway 146, Dickinson, Galveston County, Texas
-	736 acres, Anahuac, Chambers County, Texas
-	23 acres, North U.S. 59, Houston, Harris County, Texas
-	15 acres, North U.S. 59, Houston, Harris County, Texas
-	1 acre, Greens Road, Houston, Harris County, Texas
-	43 acres, Airport Boulevard, Houston, Harris County, Texas
-	22,248 sq. ft., N.E. Corner Almeda and Riverside Drive, Houston, Harris County, Texas

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock, commencing on March 20, 2001, again became subject to quotation on the OTC: BB under the symbol EDII. This is a result of the Company becoming current in its reporting requirements under the Exchange Act, and NASD review. From November 4, 1999 until March 19, 2001 our shares of Common Stock were quoted under the symbol EDII on the National Quotations Bureau Pink Sheets. During the period that our shares were quoted on the Pink Sheets, the market for the Common Stock was limited, sporadic and highly volatile. Prior to delisting by the NASD on November 4, 1999, the Company's shares were quoted on the OTC: BB. The following table sets forth the high and low bid prices of our shares for the last two fiscal years and as of the most current date. As noted herein, from January 1, 1999 through November 3, 1999 and from March 20, 2001 to the date of this Annual Report, the high and low bid prices reflect quotations reported on the OTC: BB and from November 4, 1999 through March 19, 2001 the high and low bid prices reflect quotations reported by the National Quotation Bureau on the Pink Sheets.  These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year 2000
First Quarter Ending March 31,*	$.10	$.03
Second Quarter Ending June 30,*	$.12	$.04
Third Quarter Ending September 30,*	$.12	$.06
Period Ending December 31,*	$.09	$.03

Fiscal Year 2001
First Quarter Ending March 31,*	$.06	$.03
Second Quarter Ending June 30,	$.07	$.04
Third Quarter Ending September 30,	$.06	$.03
Period Ending December 31,	$.05	$.02

Fiscal Year 2002
Period Ending March 25,	$.04	$.03

* As noted above the Company's shares quoted on the pink sheets from November 4, 1999 until March 20, 2001, following which the Company's shares were subject to quotation on the OTC:BB.

The Company believes that as of  March 25, 2002, there were approximately 1,161 record owners of its Common Stock.

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

Recent Sales of Unregistered Securities

The following information sets forth certain information, as of  March 25, 2002, for all securities the Company issued and sold during the past three years without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The Company believes that all of the issuances and sales of unregistered securities during the past three years, as set forth below, were based upon the average closing bid price of its shares during the five day period prior to the issuance.

Securities Issued for Cash

1. In January 2000, the Company agreed to issue Mr. Erick Friedman, a director, 2,500,000 shares of Common Stock for an aggregate of $40,000, or a price of $0.016 per share. The Company believes this is based upon the fair market value of restricted shares of its Common Stock and the average closing bid price of the shares during the five-day period prior to the date of issuance. In January 2001 the Company agreed to issue to Mr. Friedman 500,000 shares of Common Stock for an aggregate of $20,000, or a price of $0.04 per share. In June 2001 the Company agreed to issue to Mr. Friedman an additional 500,000 shares of Common Stock for an aggregate of $20,000, or a price of $0.04 per share.

2. On May 17, 2000, Elk International Corporation Limited and the Company agreed to convert $250,000 of debt owed to Elk  into 15,000,000 shares of Common Stock which transaction was amended on December 12, 2000. As of May 17, 2000 to provide for the issuance of 6,250,000 shares of Common Stock (or an adjusted price of $0.04 per share). Additionally, on May 17, 2000 the Company sold to Elk for consideration of  $250,000 which was paid to the Company prior to September 30, 2000 a total of 15,000,000 shares of Common Stock. This transaction was also amended on December 12, 2000 as of May 17, 2000 to provide for the sale of 6,250,000 shares of Common Stock instead of 15,000,000 shares of Common Stock (or an adjusted price of $0.04 per share).

3. On  June 12,  2000, the Company sold 10,000,000 shares of Common Stock  to the Daniel Dror II Trust of 1998 for an aggregate of $200,000 or a purchase price of $0.02 per share. The transaction was amended on December 12, 2000 as of June 12, 2000 to provide for the sale of 3,636,363 shares of Common Stock (or an adjusted purchase price of $0.055 per share).

The Company believes transactions in (1) through (3) were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In addition, the purchasers described above were accredited investors (as that term is defined in Rule 501(a)(3) promulgated under the Act).

Securities Issued for Services Rendered

4. In November 1999 the Company issued 500,000 shares of common stock valued at $0.03 to several employees and consultants related to incentive awards and for services rendered.

5. In April 2001 the Company issued as non-cash compensation, 100,000 restricted shares of common stock to Daniel Dror, a director and CEO, and 100,000 shares each to Erick Friedman and Charles R. Zeller, directors. The 300,000 shares were valued at $0.04 per share, the bid price of the shares on April 5, 2001.

6. In November 2001 the Company issued 1,000,000 shares of common stock, valued at $0.03 to CR Capital Services, Inc. for continuing services related to corporate securities compliance matters since January 2001.

7. In February John W. Stump, III was awarded 200,000 shares of common stock, valued at $0.03, in conjunction with his employment contract.

The Company believes transactions in (4) through (7) were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Securities Issued in Acquisitions

See Note 2 to the Notes to Consolidated Financial Statements for further disclosure regarding acquisitions.

8. Effective January 1999, the Company issued 3,500,000 shares of Common Stock, valued at $0.19, related to the purchase of Marald, Inc. from an unaffiliated third party.

9. Effective January 2, 2001 the Company issued 2,000,000 shares of Common Stock valued at $0.03 related to the purchase of Houston Downtown Properties, Inc.

The Company believes transactions in (8) through (9) were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the recipients described above were accredited investors (as that term is defined in Rule 501(a)(3) promulgated under the Act).

Securities Issued in Satisfaction/Settlement

See, Part III, Item 12, Certain Relationships and Related Transactions and Note 5 to the Notes to Consolidated Financial Statements for the securities issued pursuant to settlement of disputes.

10. In October 2000 the Company issued a total of 7,060,000 shares in the name of a former unrelated minority owner of 40% of MidTowne,  together with   $70,000 cash and the 840,000 shares previously issued to such former owner, to be held by an escrow agent,  pending settlement of a dispute.  The value of the shares on 7,060,000 shares was $353,000.  Following the settlement, on January 15, 2001  Elk, purchased the 7,060,000 restricted shares issued in October 2000 and the 840,000 restricted shares previously issued by payment to the escrow agent of $400,000 or a price of $0.05 per share.  The Company has charged as an expense the amount of $423,000 under the line item Deemed Dividends because of the affiliated nature of the transaction.

11. January 2002 the Company issued 750,000 restricted shares of common stock valued at $0.03 and cash consideration of $40,000 to Jacob International, Inc. as payment in full, in conjunction with consulting services rendered.

The Company believes transactions (10) and (11) were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. See the discussion in Item 12, Certain Relationships and Related Transactions and Note 6 to the Notes to Financial Statements with regard to this transaction.

Reference is made to Item 12, Certain Relationships and Related Transactions and the disclosure contained therein regarding transactions with affiliated person involving the sale of restricted shares of Common Stock and the issuance of shares of  Common Stock in consideration for the conversion of debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General
The Company is a holding company, which currently has five wholly owned operating subsidiaries and one majority-owned (consolidating) subsidiary. TREE owns certain undeveloped real estate in Harris, Galveston and Chambers counties in Texas, some of which is held by its wholly owned subsidiary, MidCity. TREE has no operating activities other than acquiring and holding Real Estate, which is available for resale and is actively being marketed. Brenham has a non-operating royalty interest in a producing gas well. Acqueren’s wholly owned subsidiary, NPI is a supplier of automotive after-market products and consumer durable goods. Marald, Inc., a wholly owned subsidiary of UCCC, operates under the trade name Unlimited Coatings and distributes specialty chemicals to the automotive after-market. UCCC was an inactive public company formerly known as WWNT, and whose shares are subject to quotation on the Pink Sheets. On October 1, 2000, the Company transferred to WWNT all of the capital stock of Marald, Inc. The consideration for the transfer was the issuance to the Company of 19,900,000 WWNT shares. The transfer has been accounted for based upon the Company's cost basis in the capital stock of Marald. The acquisitions of Har-Whit, Acqueren, and Marald were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. TREE, Brenham and WWNT were accounted for using the historical cost basis of the predecessor because such transactions involved affiliated parties. See Part III, Item 12, Certain Relationships and Related Transactions and also see Notes 2 and 5 to the Notes to Consolidated Financial Statements regarding MidCity and the settlement of a dispute.

The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

We intend to resume our efforts to grow through the acquisition of additional and complimentary businesses and by expanding the operations of our various businesses. We will evaluate whether additional and complimentary businesses can be acquired at reasonable terms and conditions, at attractive earnings multiples and which present opportunity for growth and profitability. These efforts will include the application of improved access to financing and management expertise afforded by synergistic relationships with the Company and its subsidiaries. Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the projected growth in earnings and cash flows are attainable and consistent with minimum expectations to yield desired returns to investors, and that management is capable of guiding the growth of operations, working in concert with others in the group to maximize opportunity.

We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. It is our current intention to finance future acquisitions by using shares of our common stock and other forms of financing as the consideration to be paid. In the event that the common stock does not have and maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to seek other forms of financing in order to proceed with our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

New Accounting Pronouncements
In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. The Company has consistently applied the purchase method of accounting for business combinations. SFAS No. 142 also refines the definition of intangible assets acquired in a purchase method business combination.

SFAS No. 142 introduced the concept of indefinite life intangible assets, eliminates the amortization of goodwill effective January 1, 2002, and requires an annual testing of goodwill balances for impairment, with write-downs to reflect such conditions as might arise. As required under the new rules, we conducted initial testing of intangibles as of January 1, 2002 and determined there is no impairment of goodwill. The impact to future period’s net income will be the discontinuation of goodwill amortization, offset by any adjustments for impairment as may be appropriate. The current financial statements reflect a full year’s amortization of goodwill.

Results of Operations

- Consolidated
Year Ended December 31, 2001 Compared With the Year Ended December 31, 2000.
The net sales for the year ended December 31, 2001 were $10,828,490 as compared to $14,567,820 for December 31, 2000.

The sales by our segments were as follows: Industrial/Commercial had sales of $10,368,798 for the year ended December 31, 2001 compared to $14,521,579 for the year ended December 31, 2000. Our Industrial/Commercial segment consisted of  NPI, a wholly owned subsidiary of Acqueren, Marald, Inc., a wholly owned subsidiary of UCCC, and Har-Whit. Effective March 31, 2001, we sold Har-Whit/Pitt's and Spitt's Inc., to Oxford Knight International, Inc., an unaffiliated third party. We recognized a gain on the sale of this subsidiary of $1,555,435. Our Oil and Gas segment reported no revenues in 2001 compared to $8,587 in 2000 and our Real Estate segment had revenues of $459,692 in 2001 compared to $37,654 in 2000. Our corporate segment, which consisted of the holding company, had no revenues in either year.

Cost of sales for the year ended December 31, 2001 was $8,630,198 compared to $12,196,365 for the year ended December 31, 2000. The gross margins for the respective years were 17.4% and 16.3%. The Industrial/Commercial segment posted an operating income of $217,101 for the current year as compared to the $107,872 operating income of the prior year. The Real Estate segment reported operating income of $312,144 for 2000, having posted an operating loss of $18,503 the prior year. Oil & Gas operating losses for 2001 amounted to $8,860, while the prior year operating income was $7,460. Corporate expenses for 2001 of $859,932 compare to $754,793. Consolidated SG & A expenses for the year ended December 31, 2001 were $2,223,961 compared to  $3,029,419 for 2000. This decrease results primarily from the sale of Har-Whit.

Total other income was $1,900,472 in 2001 compared to a loss of ($472,631) for 2000. The total other income in 2001 was principally attributable to the gain on the sale of Har-Whit. The total other (loss) in 2000 of $472,631 was principally the result of realized gains on investments of $173,231 and unrealized losses on investment securities of $522,236.

- NPI
During the year 2001, NPI sustained net sales of $7,152,084 compared to $9,832,015 during the previous year. The reduced level of sales resulted principally from the loss during the year of a major customer, Consolidated Stores.

That customer accounted for approximately $2,200,000 of the year 2000 sales volume. NPI is highly reliant upon a small customer base, with over 85% of its sales being generated through its top five customers. There is significant risk in having such a large portion of revenues concentrated to this extent. The loss of a single customer has enormous adverse impact to the Company. The sales of NPI have historically been subject to sharp seasonal variation in levels of activity. During the recent year over 51% of the sales for the entire year occurred during August and September. Another significant trend influencing the activities of NPI has been the increase in the percentage of large orders direct shipped to customers. Order size is a factor in pricing and larger orders typically sustain lower margins than those of smaller orders shipped from the NPI ware house .To counter these influences and reduce its exposure, management has implemented an aggressive marketing campaign targeting the independent auto parts retailers. It is believed those increased sales to these customers and the introduction of new products targeted to them will result in improved margins, with most orders being less than container quantities. Sales activities generated through that channel should be less seasonal in nature. Also, since these customers are smaller than the typical NPI customer at present is the reliance on a single customer will be diminished. Margins on sales for 2001 averaged 17.5% compared to 13.9% during the prior year. Operating expenses during the year 2001 were essentially the same as those experienced during the prior year. NPI generated operating income of $211,160 during 2001 compared to $318,075 last year.

- Unlimited Coatings
Sales by Unlimited Coatings increased to $2,892,279, an increase of 22.1% over the $2,368,068 recorded last year.

Currently marketing to approximately 200 independent distributors, the Company has experienced strong sales growth through its increasing presence and name recognition in the market place, promotion through advertising and trade shows and, to no small extent, the increasing levels of pickup truck sales. Margins on sales improved to 31.4% on sales compared to 30.6% the prior year. Total selling & general & administrative expenses constituted 24.1% of sales during 2001 compared to 26.5% in the prior period. Operating income of $147,795 was 5.1% on sales compared to $54,125 or 2.3% of prior year sales.

Gain on Sale of Subsidiary
Effective March 30, 2001, the Company sold its 100% interest in Har-Whit/Pitt’s & Spitt’s, Inc., a manufacturer and distributor of barbecue pits and custom sheet metal fabricator, to Oxford Knight International, Inc. (OKTI) in exchange for two long-term notes receivable, amortizable over five years at 8.5% interest, in the amount of $1,000,000 each, and 10,000,000 shares of restricted common stock of OKTI. Total valuation of the consideration received was $2,500,000. The Company recorded a gain of the transaction in the amount of $1,555,435. Har-Whit had annual sales of approximately $1,900,000 and an operating loss of approximately $182,000 in the year 2000. During the first calendar quarter of 2001, prior to its sale, Har-Whit had sales of $324,435, cost of sales of $219,489, and sustained an operating loss of $54,726.

Net Income and Comprehensive Income
Consolidated net income of $1,480,981 before deemed dividends for the year ended December 31, 2001 compares to a net loss before deemed dividends of $1,130,595 for the year ended December 31, 2000. An unrealized loss on securities available for sale in the amount of $100,000 reduces the 2001 Comprehensive income to $1,380,981.

Liquidity and Capital Resources
Total assets at December 31, 2001 and 2000 were $7,928,541 and $7,313,758 respectively. Total liabilities at December 31, 2001 were $2,409,046 compared to $3,541,244 at December 31, 2000. The decrease in total liabilities was principally attributable to the sale of Har-Whit.

At December 31, 2001 our working capital was $3,365,475 compared to $1,483,613 at December 31, 2000. The improvement in working capital results largely from the sale of Har-Whit.

Net cash outflow in 2001 was $167,753 compared to a total cash inflow of $70,106 in 2000.  Cash flows used by operating activities were $139,079 in 2001 compared to $1,777,748 in 2000. The change in cash flows used in operating activities was not significant. The most significant changes in the components in our cash flows were as follows: recognition of the gain on sales of our subsidiary of $1,555,435, write-off of a note payable to a related party in the amount of $250,000, and during 2000 the offset against a note payable of a certificate of deposit in the amount of $1,150,000 as well as the retirement of liabilities resulting from discontinued operations.

Cash flows from investing activities during 2001 resulted in the use of $652,144 while the redemption of a certificate of deposit provided $235,340.

Cash flows provided by financing activities during 2001 were $623,470 as compared to $598,804 in 2000. The significant component in financing activities during 2001 was the borrowings from related parties amounting to $689,636 while during 2001 was mainly a result of proceeds from the issuance of stock.

The Company, in December, 2001 entered into a Revolving Credit arrangement with Elk, under which Elk agreed to advance up to $1,000,000, from time to time, as required by the Company. The Company granted to Elk a security position in its assets and will be required to repay such amounts drawn under the agreement, in full and with interest at prime, on or before July 5, 2003. See Exhibit 10.11 and 10.12 in Item 13.a. below for copies of the Revolving Credit Note and Security Agreement with Elk. Management believes such arrangement will provide sufficient financing and has no commitments for any additional financing. At December 31, 2001 the Company owed Elk $826,338 under the Revolving Credit Note and as of March 22, 2002, the Company has borrowed approximately $840,000 under this arrangement with Elk. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

During the years 2001 and 2000 we entered into transactions involving the sale of restricted  shares of Common Stock to Elk, and Elk converted debt into equity as discussed in (i) below. We also sold restricted shares of Common Stock to the DDII Trust98 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 15,000,000 restricted shares of Common Stock, which conversion was based upon a price of $0.0166 per share. On December 12, 2000, the conversion price was adjusted to $0.04 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. Consequently the number of shares issued to Elk upon the conversion was adjusted from 15,000,000 shares of Common Stock to 6,250,000 shares of Common Stock. In addition, On May 17, 2000 the Company sold to Elk 15,000,000 shares of Common Stock for cash consideration of $250,000 or $0.0166 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000, as of May 17, 2000, to a price of $0.04 per share, the closing bid  price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 15,000,000 shares to 6,250,000 shares. The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights, and the waiver of the availability to Elk of Rule 144 under the Act to resell these shares. In addition, in a separate letter commitment dated on May 17, 2000, Elk gave the Company a one-year commitment to loan up to  $500,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by Elk would have been evidenced by an 8% note, and at December 12, 2000 Elk and the Company agreed that there will be no conversion feature applicable to the loan if funded. As noted above, this commitment was superseded by the December 2001 commitment by Elk under a Revolving Credit arrangement to loan the Company up to $1,000,000 from time to time.

(ii) On June12, 2000 the Company sold to the Daniel Dror II Trust of 1998 (DDIITrust98) 10,000,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $0.02 per share. The closing price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $0.055 per share. The Company and the DDIITrust98 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000, as of June 12, 2000, to a price of $0.055 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 10,000,000 shares to 3,636,363 shares.  Further, in a separate letter commitment dated June 12, 2000 the DDIITrust98 gave the Company a one-year commitment to loan the Company up to $200,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by the DDIITrust98 in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by the DDIITrust98 will be evidenced by an 8% note and at December 12, 2000 the DDIITrust98 and the Company agreed that there would be no conversion feature applicable to the loan if funded. To date the Company has not borrowed any money from DDIITrust98 under this commitment.

The Company believes that the transactions with Elk and the DDIITrust98, as discussed more fully in Part III Item 12, Certain Relationships and Related Transactions below and in our previous reports on Form 10-KSB are as fair as those obtainable from independent third parties, if in fact, any financing were available from independent third parties. Further, following the delisting of our Common Stock from the OTC: BB on November 4, 1999, the Company was not readily able to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of the restricted shares of Common Stock and the conversion of debt into restricted shares. During the period that our shares were quoted on the Pink Sheets, trading in our shares was sporadic and liquidity was limited.

The Real Estate portfolio owned by the Company is being marketed actively by RealAmerica Corporation, an experienced Real Estate brokerage firm having over thirty years experience in the Houston, Texas real estate market. The Company has been advised by RealAmerica, as well as by the independent appraisers of the properties, that in the present Houston real estate market the Company may have the opportunity to realize a significant gain on the properties. At the present time a number of offers have been received on several of the properties with consideration far in excess of the present book value of the properties. All of the properties have "For Sale" signs prominently displayed and are actively being marketed. The Company, relying on reputable MAI appraisers and having recently had all of the properties appraised, and fully aware of the currently strong demand in the local market, is of the opinion that no impairment of value exists. There is no assurance that the Real Estate market will not downturn, and if such an event occurs, there is no assurance that the Company will be able to realize these values., or that it will close on any transaction to sell one or more of its real estate properties.

During the year 2001, the Company sold one of its properties. The Company has not gathered information on comparable sales with respect to all of its current properties, and as such, there is no assurance that the Company’s strategy will result in the Company successfully selling its current properties for a gain. This lack of comparable sales creates uncertainty as to the actual value of some of the Company’s properties, and may hinder the Company’s ability to sell its properties at a gain over their current carrying value. However, the Company believes that its Real Estate properties are stated at the lower of cost or market, and accordingly, there is no impairment adjustment required.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

R. E. Bassie & Co.
Certified Public Accountants

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com

Independent Auditors’ Report

The Board of Directors and Stockholders

American International Industries, Inc.:

We have audited the consolidated balance sheets of American International Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ R. E. Bassie & Co.

Houston, Texas

February 27, 2002

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000
	2001	2000
Assets
Current assets:
Cash	$541,749	$709,502
Certificate of deposit	235,340	-
Trading securities (note 3)	28,800	120,000
Available-for-sale securities	550,000
Accounts receivable, less allowance for doubtful accounts
of $321,468 in 2001 and $229,668 in 2000 (Note 8)	724,518	1,186,758
Accounts and notes receivable from related parties	448,639	202,374
Inventories (note 4 and 8)	1,009,777	1,204,663
Real estate held-for sale (note 5)	885,624	939,584
Prepaid expenses and other current assets	1,020	10,721
Total current assets	4,425,467	4,373,606

Note receivable (note 2)	1,988,607	1,260,000
Less allowance for uncollectible notes	-	(1,200,000)
Net notes receivable	1,988,607	60,000
Property and equipment, net of accumulated
depreciation and amortization (notes 6 and 8)	203,210	1,380,536
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$298,709 in 2001 and $254,664 in 2000	1,303,239	1,411,801
Non-compete agreements, net of accumulated amortization
of $500,000 in 2001 and $425,000 in 2000	-	75,000
Other assets	8,018	12,815
Total assets	$7,928,541	$7,313,758
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$947,450	$1,822,405
Short-term notes payable (note 7)	61,878	472,220
Short-term notes payable to related parties (note 9)	-	471,000
Current installments of long-term debt (note 8)	59,664	115,365
Current installments of capital lease obligations	-	9,003
Total current liabilities	1,068,992	2,889,993
Long-term notes payable to related parties (note 9)	826,338	136,702
Long-term debt, less current installments (note 8)	388,530	514,549
Minority interest (note 2)	125,186	-
Total liabilities	2,409,046	3,541,244
Stockholders' equity (notes 2, 10 and 13):
Preferred stock, $.001par value.
Authorized 10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized
200,000,000 shares: 152,884,398 shares issued
and 152,632,398 shares outstanding
in 2001, 149,584,398 shares issued and 149,332,398
shares outstanding in 2000	152,632	149,332
Additional paid-in capital	17,825,183	17,462,483
Accumulated deficit	(12,324,292)	(13,805,273)
Total stockholders 'equity	5,653,523	3,806,542
Less treasury stock, at cost (252,000)	(34,028)	(34,028)
Unrealized losses on shares available-for-sale	(100,000)	-
Total stockholders' equity	5,519,495	3,772,514
Commitments and contingent liabilities (notes 9 and 12)
Total liabilities and stockholders' equity	$7,928,541	$7,313,758
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2001 and 2000
	2001	2000
Revenues	$10,828,490	$14,567,820
Costs and expenses:
Cost of sales	8,630,198	12,196,365
Selling, general and administrative	2,537,839	3,029,419
Total operating expenses	11,168,037	15,225,784

Operating loss	(339,547)	(657,964)

Other income (expenses):
Interest income	132,690	57,222
Realized gains on investments	-	173,231
Unrealized gain and (losses) on investments	(91,200)	(522,236)
Gain (loss) on sale of subsidiary (note 2)	1,555,435	(15,318)
Gain on the sale of assets	15,000	-
Interest expense	(73,316)	(183,531)
Other income	281,919	18,001
Total other income (expenses)	1,820,528	(472,631)

Net income (loss) from operations before income tax	1,480,981	(1,130,595)
Provision for income tax (note 11)	-	-
Net income (loss) from operations	1,480,981	(1,130,595)
Deemed dividends (note 5)	-	(423,000)
Net income (loss) applicable to common shareholders	$1,480,981	$(1,553,595)

Net income (loss) per common share - basic and diluted:
Net income (loss) from operations	$0.01	$(0.01)
Net income (loss) applicable to common shareholders	$0.01	$(0.01)

Weighted average common shares-basic and diluted	152,284,398	136,908,243

Consolidated statements of comprehensive income (loss)
Net income (loss)	$(1,480,981)	$(1,130,595)
Unrealized gain (loss) on securities available-for-sale	(100,000)	-
Comprehensive loss	$(1,380,981)	$(1,130,595)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2001 and 2000
						Accumulated
						other
			Additional			compre-	Total
	Common Stock		paid-in	Accumulated	Treasury	hensive	stockholders'
	shares	amount	capital	deficit	stock	loss	equity
Balance, December 31, 1999	123,886,035	123,886	16,394,929	(12,251,678)	(34,028)	-	4,233,109
Issuance of restricted shares under
private placement (note 13)	18,636,363	18,636	721,364	-	-	-	740,000
Issuance of restricted shares in
settlement of litigation (note 5)	7,060,000	7,060	345,940	-	-	-	353,000
Cancellation of shares (note 5)	(250,000)	(250)	250	-	-	-	-
Deemed dividends (note 5)	-	-	-	(423,000)	-	-	(423,000)
Net Loss	-	-	-	(1,130,595)	-	-	(1,130,595)
Balance, December 31, 2000	149,332,398	$149,332	$17,462,483	$(13,805,273)	$(34,028)	$-	$3,772,514

Issuance of restricted shares under
private placement (note 13)	1,000,000	1,000	39,000	-	-	-	40,000
Issuance of restricted shares for services	3,300,000	3,300	101,700	-	-	-	105,000
Cancellation of shares	(1,000,000)	(1,000)	1,000	-	-	-	-
Stock issued by subsidiary for
conversion of
debt (note 9)	-	-	221,000	-	-	-	221,000
Unrealized loss on
securities available-for-sale	-	-	-	-	-	(100,000)	(100,000)
Net income	-	-	-	1,480,981	-	-	1,480,981
Balance, December 31, 2001	152,632,398	$152,632	$17,825,183	$(12,324,292)	$(34,028)	$(100,000)	$5,519,495
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2001 and 2000
	2001	2000
Cash flows from operating activities:
Net loss	$1,480,981	$(1,130,595
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	265,285	188,505
Common stock issued for services	105,000	-
Realized gain on sale of securities	-	(173,231)
(Increase) decrease in market value of trading securities	91,200	523,863
Gain on disposal of equipment	(15,000)	-
Gain (loss) on sale of subsidiary	(1,555,435)	15,318
Sale (purchase) of trading securities, net	-	(40,030)
Bad debt expense	60,000	-
Write-off of note payable to related party	(250,000)	-
Minority interest expensed to operations	-	70,298
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	317,583	422,803
Inventories	(5,594)	224,533
Real estate held for sale	53,960	-
Prepaid expenses	3,231	34,789
Other assets	(42,565)	5,978
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(772,911)	(649,681)
Minority interest	125,186	-
Net liabilities from discontinued operations	-	(1,200,000)
Net cash used in operating activities	(139,079)	(1,777,748)

Cash flows from investing activities:
Proceeds (purchase) of available-for-sale securities, net	-	52,314
Capital expenditures for property and equipment	(17,270)	(81,538)
Decrease in notes receivable	-	136,702
Redemption (purchase) of certificates of deposit	(235,340)	1,150,000
Proceeds from disposition of assets	15,000	-
Receipts of principal payments on long-term notes receivable	11,393	-
Accounts and notes receivable from related parties	(246,261)	-
Cash sold in the sale of subsidiary	(29,666)	(8,428)
Net cash provided by (used in) investing activities	(652,144)	1,249,050

Cash flows from financing activities:
Proceeds from issuance of stock	40,000	740,000
Proceeds from long-term borrowings from related parties	689,636	-
Net borrowings (repayments) under lines of credit agreements	(62,842)	(82,238)
Principal payment on long-term debt	(34,321)	(26,209)
Principal payments on capital lease obligations	(9,003)	(32,749)
Net cash provided by financing activities	623,470	598,804

Net increase (decrease) in cash	(167,753)	70,106
Cash at beginning of year	709,502	639,396
Cash at end of year	$541,749	$709,502

Supplemental schedule of cash flow information:
Interest paid	$73,316	$183,531
Taxes paid	$167,697	$-
Non-cash transactions:
Deemed dividends	$-	$423,000
Conversion of debt for common stock of subsidiary	221,000	-
Sale of Har-Whit/Pitt's and Spitt's (note 2)
Assets received:
Long-term notes receivable	2,000,000	-
Available for sale securities	500,000	-
Less commission to be paid	(120,000)	-
Less liabilities assumed	(7,000)	-
Assets and liabilities disposed of:
Accounts receivable	144,657	-
Inventories	200,480	-
Prepaid expenses	6,470	-
Property and equipment, net	1,098,562	-
Goodwill,net	14,311	-
Other assets	47,362	-
Accounts payable	(229,044)	-
Long-term debt	(494,899)	-
See accompanying notes to consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Industries, Inc. (the "Company" or "AIII") operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

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

Intangible Assets

The Company amortizes goodwill over a 15-year period and the noncompete agreements over their terms of 5 to 6 years on a straight-line basis. SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002.

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 2001 and 2000.

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

Earnings (Loss) Per Share

The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of shares outstanding during a period. Diluted net earnings (loss) per common share is computed by dividing the net earnings (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2001 and 2000, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

New Standards to be Implemented

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 beginning on July 1, 2001.

SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It was adopted on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. An initial impairment test must be performed in 2002 as of January 1, 2002. The company completed this initial transition impairment test and determined that its goodwill is not impaired.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective January 1, 2003. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

(2) Acquisitions and Divestiture

Effective March 30, 2001, the Company sold its 100% interest in Har-Whit's/Pitt's & Spitt's, Inc. (Har-Whit), a manufacturer and distributor of barbeque pits and custom sheet metal fabricator, to Oxford Knight International, Inc. (OXFD) in exchange for two long-term notes receivable (five years at 8 1/2% interest) in the amount of $1,000,000 each and 10,000,000 shares of restricted common stock of OXFD, representing $2,500,000 in total consideration. In addition, OXFD assumed $495,000 in long-term debt. The Company recorded a gain on the sale in the amount of $1,555,435 or $.01 per share, based on the Company's investment in Har-Whit in the amount of $944,565 at March 30, 2001. Har-Whit had annual sales of approximately $1,900,000 and operating loss of approximately $182,000 in 2000.

Effective October 1, 2000, the Company transferred 100% of the stock of Marald, Inc. to Unlimited Coating Corporation (UCCC) in exchange for 19,900,000 shares of restricted common of UCCC, which effectively increased the Company's ownership percentage to 92% of the 25,000,000 shares outstanding. Since the transfer of ownership was to a related party, the investment in UCCC by the Company was recorded at the historical cost basis of $836,361 at the effective date of the transactions.

(3) Investment Securities

Trading

The Company invests excess funds in marketable equity securities. In order to reduce the cost of the investment and associated risk in such securities, the Company sold call options for the number of shares purchased. The securities and related call options are carried at market value with any changes in market value during the period of the stock or call option included as a component of net income. For the years ended December 31, 2001 and 2000, the Company recognized net decreases in the market value of such equity securities of $91,200 and $522,236, respectively, as components of net loss.

As of December 31, 2001 and 2000, the trading securities are as follows:
	2001		2000
	Security Cost	Security Market Value	Security Cost	Security Market Value
Billings Concepts Corp.
60,000 shares of common stock	$300,000	$28,800	$300,000	$120,000

Securities Available-for-Sale

In accordance with provisions of SFAS No. 115, the Company’s investment in the common stock of a publicly traded company was classified as available-for-sale equity securities and, accordingly, is carried at fair value. The unrealized loss of such securities at December 31, 2001 of $100,000 is included as a component of stockholders’ equity and is a comprehensive loss item in the consolidated statements of operations.

(4) Inventories

Inventories consisted of the following:
	December 31
	2001	2000
Raw materials	$ 17,654	$ 24,119
Work-in-process	-	175,546
Finished goods	992,123	1,004,998
	$1,009,777	$1,204,663

(5) Real Estate Held for Sale

Real estate held for sale is summarized as follows:
	December 31,
	2001	2000
286 undeveloped acres on Galveston Bay, Texas	$225,000	$225,000
42.6 undeveloped acres of land in Southeast Houston, Texas and commercial properties in Harris County, Texas (1)	186,390	186,390
736 undeveloped acres of land in Anahuac, Texas	176,572	176,572
23 acres of undeveloped land in Harris County, Texas	110,840	164,800
Other properties	186,822	186,822
	$885,624	$939,584

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

In August 2000, one of the two former owners of Midtowne Properties (the unrelated party who had a minority 40% interest) informed the Company that it had a dispute concerning the valuation of the properties in Midtowne when the Company's subsidiary acquired 100% of Midtowne. On October 2, 2000, the Company agreed to settle the dispute by issuance of shares and the payment of cash to be held in escrow by an escrow agent until the settlement was finalized, as follows: the Company agreed to issue to the former owner an additional 7,060,000 shares of restricted common stock (valued at $353,000); and the payment of $70,000 in cash to be held by the escrow agent. The value of the 7,060,000 shares ($353,000) and the cash payment of $70,000 for a total of $423,000 were recorded as a deemed dividend in 2000. The agreement required the additional 7,060,000 shares of stock, $70,000 in cash and 840,000 shares of previously issued stock be placed with an escrow agent. On January 15, 2001, a company owned by the brother of the Company's CEO purchased the 7,060,000 shares held by the escrow agent as well as 840,000 shares previously issued to the former owner, for $400,000. On January 15, 2001, the escrow agent paid the plaintiff the $470,000 held in escrow, which included the $70,000 in cash paid by the Company. The settlement agreement also released the Company from any further claims pertaining to the fairness of consideration received for the sale of Midtowne Properties to the Company.

(6) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:
		December 31
	Years	2001	2000
Land		$ -	$ 386,812
Building and improvements	20	22,011	673,772
Machinery and equipment	8	114,625	537,458
Office equipment	7	111,410	134,961
Automobiles	5	171,888	172,644
		419,934	1,905,647
Less accumulated depreciation and amortization		(216,724)	(525,111)
Net property and equipment		$ 203,210	$ 1,380,536

(7)  Short-term Notes Payable To Banks
	December 31
	2001	2000
Line of credit with a bank for $200,000, 9% per annum, interest only due monthly with payment of principal due at maturity in April 2001 for Acqueren, Inc.	$ -	$ 200,000
Line of credit with a bank for $87,500, 9.5% per annum, interest only due monthly with payment of principal due at maturity in May 2001 for Acqueren, Inc.	-	87,500
Line of credit with a bank for $60,000, 9% per annum, interest only due monthly with payment of principal due at maturity in May 2001 for Acqueren, Inc.	-	60,000
Line of credit with a bank for $70,000, rate at prime plus 2%, interest only due monthly with payment of principal due at maturity in June 2002 for Marald, Inc.	15,000	124,720
Line of credit with a bank for $64,652, rate at prime plus 2%, principal and interest due monthly until maturity in May 2002 for Marald, Inc.	46,878	-
	$ 61,878	$ 472,220

At December 31, 2001, the Company has a $1,000,000 line of credit agreement that expires July 19, 2002 for Northeastern Plastics, Inc. (NPI). Outstanding borrowings against the line of credit bear interest at the lender's prime rate plus 1% (9.5% at December 31, 2001). The line of credit is secured by NPI's accounts receivable, inventories and equipment. At December 31, 2001, the outstanding balance on the line of credit was $0.

Each of AIII’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AIII.

(8) Long-term Debt

Long-term debt consisted of the following:
	December 31
	2001	2000
Note payable to a bank, 9.75% per annum, due in monthly payments of principal and interest of $7,895 through February 2003 with remaining amount due in March 2003 for Har-Whit (Har-Whit was sold 2001, see note 2)	$ -	$ 487,895
Note payable to a bank, 7.75% per annum, due in monthly	347,127	-
payments of principal and interest of through January 2003 for Acqueren.
Other notes (10) with various terms	101,067	142,019
	448,194	629,914
Less current portion	(59,664)	(115,365)
	$ 388,530	$ 514,549

Each of AIII’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AIII.

Principal repayment provisions of long-term debt are as follows at December 31, 2001:
2002	$ 59,664
2003	377,693
2004	8,238
2005	2,599
Total	$ 448,194

(9) Notes Payable to Related Parties

The Company had the following notes payable to related parties outstanding at December 31, 2001 and 2000:
	December 31
	2001	2000
Note payable to selling stockholder of UCCC, 8% per annum, due on demand, the note was converted to equity in 2001	$ -	$ 221,000
Note payable to former director, interest imputed at prime, due on demand, the note was written-off to income in 2001	-	250,000
Note payable to Elk International Ltd., $1,000,000 financing agreement, interest imputed at prime, due July 2003.	826,338	-
Total notes payable to related parties ,000	$ 826,338	$ 471,000

Interest expense for the years ended December 31, 2001 and 2000 on these related party notes was approximately $42,000.

(10) Capital Stock and Stock Options

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

The Company is authorized to issue up to 200,000,000 shares of Common Stock, of which 152,884,398 were issued and 152,632,398 outstanding at December 31, 2001, and 2,000,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 2001.

In 1998, in accordance with a May 1998 employment agreement, the Company granted an option to purchase 2,000,000 shares at $.12 per share through May 2001, which were immediately exercisable, to its Chief Executive Officer. On May 19, 2000, this agreement was ratified and approved by the Board of Directors to revise the option price to $.04 per share, and extend the date through May 14, 2003. Since the option price exceeded the market value of AIII's stock at the time of the grant, there was no charge to expenses for this option.

The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000 as follows:
	December 31
	2001	2000
Dividend yield	0%	0%
Expected volatility	138%	167%
Risk free interest	6.5%	6.5%
Expected lives	5 years	5 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:
	December 31
	2001	2000
Net income (loss) applicable to common stockholders:
As reported	$1,480,981	$(1,553,595)
Pro forma	$1,448,181	$(1,628,725)
Income (loss) per share:
As reported	$ .01	$ (.01)
Pro forma	$ .01	$ (.01)

A summary of the status of the Company's stock options to employees as of December 31, 2001, and 2000 changes during the periods ending on those dates is presented below:
	Shares	Weighted-Average Exercise Price December 31, 2001	Shares	Weighted-Average Exercise Price December 31, 2000
Outstanding at beginning of period	3,415,000.05		3,415,000.05
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	1,415,000.03		-	-
Outstanding and exercisable at end of period	2,000,000.04		3,415,000.04
Weighted average fair value of options granted during the period	None	N/A	None	N/A

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2001:
Exercise Price	Number Outstanding and Exercisable at December 31, 2001	Weighted Average Remaining Contractual Life (Years) at December 31, 2001
$ .04	2,000,000	1.42

(11) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:
	December 31,
	2001	2000
Tax expense/(benefit) computed at statutory rate for continuing operations	$503,500	$(384,000)
Change in valuation allowance, net of valuation allowance of acquired subsidiaries	-	384,000
Tax (benefit) of operating loss carryforwards	(503,500)	-
Tax expense/(benefit) for continuing operations	$ -	$ -

The Company has current net operating loss carryforwards in excess of $4,500,000 as of December 31, 2001, to offset future taxable income, which expire 2020.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss	$ -	$ 777,100
Marketable securities	65,000	-
Total deferred tax asset	65,000	777,100
Valuation allowance	62,700	(605,200)
Net deferred asset	127,700	171,900
Deferred tax liability:
Difference in carrying value of property and equipment	(127,700)	(171,900)
Total deferred tax liability	(127,700)	(171,900)
Net deferred tax liability	$ -	$ -

At December 31, 2001, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(12) Commitments and Contingencies

Prior to January 1, 1998, Acqueren relocated its operations from Brooklyn, New York to Nicholls, Georgia. In accordance with the move the Company executed a lease from an unrelated party for the Company's new facility. The current lease agreement expires October 9, 2002, and provides for annual rent of $40,500. Rent expenses of $40,740 and $40,737, respectively, were recorded in 2001 and 2000.

NPI sells automotive and electrical products primarily to companies in the United States and Canada. For the years ended December 31, 2001 and 2000, over sixty-eight percent of its sales were to two customers. Management of the Company performs ongoing credit evaluations and makes provision for uncollectible amounts when deemed necessary.

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

(13) Related Party Transactions

In January 2001, the Company sold 500,000 shares of the Company's restricted common stock for $20,000 to a director of the Company.

In January 2001, the Company issued 2,000,000 shares of restricted common stock to a director of the Company, which was valued at $60,000.

In April 2001, the Company issued 300,000 shares of the Company's restricted common stock to the directors of the Company, which was valued at $15,000.

In June 2001, the Company sold 500,000 shares of the Company's restricted common stock for $20,000 to a director of the Company.

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

(14) Segment Information

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

	December 31,
	2001	2000
Revenues:
Industrial/Commercial	$10,368,798	$14,521,579
Oil and gas	-	8,587
Real estate	459,692	37,654
Corporate	-	-
	$10,828,490	$14,567,820
Income (loss) from operations:
Industrial/Commercial	$ 217,101	$ 107,872
Oil and gas	(8,860)	7,460
Real estate	312,144	(18,503)
Corporate expenses	(859,932)	(754,793)
	$ (339,547)	$ (657,964)

Identifiable assets:
Industrial/commercial	$ 4,907,223	$ 5,919,510
Oil and gas	77,694	78,016
Real estate	871,660	961,463
Corporate	2,071,964	354,769
	$ 7,928,541	$ 7,313,758

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Pursuant to the Company’s Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

Name	Age	Position
Daniel Dror	61	Chairman of the Board, Chief Executive Officer
Erick Friedman	62	Director
Charles R. Zeller	60	Director
John W. Stump, III	57	Chief Financial Officer
Rebekah Laird-Ruthstrom	47	Secretary and Treasurer

Daniel Dror has served as Chairman of the Board and Chief Executive Officer of the Company since September 1997. From 1994 to 1997, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Microtel International, Inc., a public company in the telecommunication business. From 1982 until 1993, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Kleer-Vu Industries, Inc., a public company.

Erick Friedman has served as director of the Company since May 1998. Since 1989, Mr. Friedman has been employed by Yale University School of Music as a professor of music. Since 1968, Mr. Friedman has invested in various companies.

Charles R. Zeller  is President of Texas Real Estate Enterprises, Inc. (TREE), a wholly owned subsidiary of the Company, as well as President of MidCity Houston Properties, Inc., a wholly owned subsidiary of TREE. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of  Gulf Crest in downtown Pearland, TX. He has experience as a real estate investor and developer for 35 years,  including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

John W. Stump, III has served as Chief Financial Officer of the Company since August 1998. From December 1996 to October 1997, Mr. Stump served as Chief Executive Officer of Changes International. From April 1996 to December 1996, Mr. Stump served as Chief Operating Officer and Chief Financial Officer of Nutrition Resources, Inc. From February 1993 to April 1996, Mr. Stump served as Acquisitions Analyst for Movie Gallery, Inc. Mr. Stump is a Certified Public Accountant and has over twenty years of financial and accounting management experience including public reporting and investor relations.

Rebekah Laird-Ruthstrom has served as Secretary, Treasurer, and Executive Assistant Secretary of the Company since February 1998. From 1994 to 1997, Ms. Laird-Ruthstrom served as Executive Assistant of Microtel International, Inc. From 1982 until 1993, Ms. Laird-Ruthstrom served as Executive Assistant of Kleer-Vu Industries, Inc.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2001, 2000 and 1999:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Daniel Dror, President, CEO	2001	$51,000	0	$5,750(3)	$4,000(4)	(5)	0	0
Daniel Dror, President, CEO (2)	2000	$120,000	0	$5,750(3)	0	0	0	0
Daniel Dror, President, CEO	1999	$132,000	0	$5,750(3)	0	0	0	0
Marc H. Fields President NPI	2001	$124,332	0	0	0	0	0	0
Marc H. Fields President NPI	2000	$124,332	0	0	0	0	0	0
Marc H. Fields President NPI (6)	1999	$124,332	0	0	$8,000(6)	0	0	0
Juan Carlos Martinez, President UCCC (7)	2001	$120,000	0	0	0	0	0	0
Juan Carlos Martinez, President UCCC (7)	2000	$90,000	0	0	0	0	0	0
(1) The issuance of Common Stock was awarded for services rendered.
(2) Mr. Dror began serving as CEO of the Company in September 1997. The salary paid to Mr. Dror during each of 2001 and 2000 includes certain personal expenses of Mr. Dror that were paid by the Company
(3) Represents total payments made by the Company for automobile owned by the Company which Mr. Dror utilizes for the fiscal year.
(4) In April 2001 Mr. Dror, as a director was given a bonus of 100,000 shares of restricted Common Stock valued at $0.04.
(5) In May 1998, Mr. Dror was granted an option to purchase 2,000,000 shares of restricted Common Stock at an exercise price of $0.12 per share expiring in May 2001, which was amended in May 2000 to adjust the exercise price to $0.04 per share and to extend the expiration date to May 2003. In October 2001, Mr. Dror was granted an option to purchase 1,000,000 shares of restricted Common Stock at an exercise price of $0.04 per share expiring in May 2003. None of these options have been exercised to date.
(6) Consists of 200,000 shares of restricted Common Stock granted in November 1999. (7) Mr. Martinez commenced service with the Company in connection with its acquisition of UCCC in 2000.

Employment Agreements

In October 2001, Mr. Dror entered into a two-year employment agreement with the Company, which provided for compensation of $2,000 per month and options to purchase 1,000,000 shares of Common Stock at $0.04 per share expiring in May 2003. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Dror, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company. In connection with Mr. Dror's employment agreement, the Company has paid certain personal expenses of Mr. Dror, which it has treated as salary to Mr. Dror during the respective periods set forth in the above table.

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

In May 2001 Juan Carlos Martinez, president of Marald, Inc., d/b/a Unlimited, entered into a two-year employment agreement with the Company, which provides for an annual salary of $130,000. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Martinez, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company.

In February 2002 the Company entered into a two-year employment contract with John W. Stump, III, wherein Mr. Stump has agreed to serve as Vice President and Chief Financial Officer. The contract calls for monthly compensation of $4,000, to be increased under certain conditions, and grants to Mr. Stump 200,000 shares of Common Stock, valued at $0.03 per share at February 1, 2002. In a separate agreement, Mr. Stump was awarded 200,000 shares of Unlimited Coatings (UCCC) valued at $0.05 at that date. Mr. Stump serves as Chief Financial Officer of UCCC and will provide consulting and support to that company as well as his responsibilities to the holding company. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Stump, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company.

The Company or its subsidiaries do not maintain life insurance on any of its directors or employees. The directors serve without cash compensation, but can be granted stock as discussed in Part III, Item 12, Certain Relationships and Transactions.

Stock Options And Warrants

The Company awarded to Mr. Dror the option to purchase 1,000,000 shares of restricted common stock at an exercise price of $0.04 per share expiring in May 2003.

Aggregated Option Exercises In Fiscal Year 2001 and Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money Options(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Dror	0	0	3,000,000	0	0	0
Marc H. Fields	0	0	0	0	0	0
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

Name and address of beneficial owner(*)	Number of shares of common stock beneficially owned	Percentage of ownership(6)
Daniel Dror (2)	3,100,000	2.0%
Elk International Corporation, Ltd.(1)	34,212,000	22.1%
Marc H. Fields	200,000	0.1%
Charles R. Zeller (5)	2,100,000	1.4%
Erick Friedman	8,500,000	5.5%
John W. Stump, III	200,000	0.1%
Rebekah Laird-Ruthstrom	150,000	0.1%
Daniel Dror II 1976 Trust(3)	12,901,000	8.3%
Daniel Dror & Company, Inc.	3,165,500	2.0%
Daniel Dror II Trust of 1998(4)	10,920,000	7.1%
All executive officers and directors as a group (6 persons)	14,250,000	9.2%

(*)The business address of each principal stockholder is the same as the address of the Company's principal executive offices except: Mr. Fields whose business address is 11601 Highway 32 in Nicholls, Georgia 31554; Mr. Faiwuszewicz, the owner of Elk, whose business address is P.O. Box SS-19084, Nassau, Bahamas.

(1) Elk holds 30,012,000 shares of restricted common stock and Mr. Elkana Faiwuszewicz, the president of Elk and who is Mr. Dror's brother, owns 4,200,000 personally, as listed above. Mr. Dror disclaims any beneficial interest in nor is he an officer or director of Elk.

(2) Consists of options to purchase 3,000,000 shares of Common Stock at an exercise price of $0.04 per share.

(3) The trustee of the DDII76 Trust is Barbara Franzheim and the beneficiary is Daniel Dror II, the adult son of Daniel Dror, who has no affiliation with this Trust and disclaims any beneficial ownership interest.

(4) The trustee and sole beneficiary of the Daniel Dror II Trust of 1998 is Daniel Dror II, the adult son of Daniel Dror, who has no affiliation with this Trust and disclaims any beneficial ownership interest.
(5) Zeller holds 100,000 restricted shares and the J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 2,000,000 restricted shares.
(6) Based upon 154,832,398 shares of Common Stock outstanding at March 22, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Part II, and Recent Sales of Unregistered Securities with regard to the transactions involving the sale of unregistered shares discussed below. The calculation of the sale price of restricted shares and the exercise price for the options granted, as discussed below, takes into consideration the following: the Company’s Common Stock did not trade actively over the periods discussed below; the spread between the high asked and low bid during the dates from the delisting of the Company's shares from the OTC: BB to the Pink Sheets from November 4, 1999 until March 20, 2001; the relative lack of liquidity applicable to our shares following the delisting of the Company's Common Stock from the OTC: BB; and that we were unable to secure financing from unaffiliated parties due to the fact that our shares were de-listed from the NASDAQ OTC: BB on November 4, 1999.

In May 1998 Mr. Dror was granted an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.12 per share, which was amended in May 2000 to $0.04 per share, the average closing bid price of the shares during the five-day period prior to the date of the grant. The option was also granted in connection with the employment agreement, and was amended to have an expiration date of May 2003, from the previous expiration date of May 2001. In October 2001 in connection with the employment agreement Mr. Dror was granted an additional option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.04 per share.

In October 2000, in connection with the settlement of a dispute with a  former unrelated owner of 40% of MidTowne, we mutually agreed to issue to an escrow agent for such unrelated former owner a total of 7,060,000 shares. Following this transaction, in January 2001, these restricted shares were purchased by Elk. As a result of the related nature of the transaction, we expensed this in our consolidated statement of operations as deemed dividends. Reference is made Note 6 to the Notes to Consolidated Finical Statements.

In January 2000, the Company agreed to issue Mr. Erick Friedman, a director, 2,500,000 shares of Common Stock for an aggregate of $40,000, or a price of $0.016 per share. The Company believes this is based upon the fair market value of restricted shares of its Common Stock and the average closing bid price of the shares during the five-day period prior to the date of issuance. In January 2001 the Company agreed to issue to Mr. Friedman 500,000 shares of Common Stock for an aggregate of $20,000, or a price of $0.04 per share. In June 2001 the Company agreed to issue to Mr. Friedman an additional 500,000 shares of Common Stock for an aggregate of $20,000, or a price of $0.04 per share.

In May  2000 the Company entered into transactions involving the sale of restricted  shares of Common Stock to Elk, and Elk also converted debt into equity as discussed in (i) below. In June 2000 the Company also sold restricted shares of Common Stock to the DDIITrust98 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 15,000,000 restricted shares of Common Stock, which conversion was based upon a price of $0.0166 per share. On December 12, 2000 the conversion price was adjusted to $0.04 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. As a  result the number of shares issued to Elk upon the conversion was adjusted from 15,000,000 shares of Common Stock to 6,250,000 shares of Common Stock. In addition, On May 17, 2000 the Company sold to Elk 15,000,000 shares of Common Stock for cash consideration of $250,000 or $0.0166 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000 as of May 17, 2000 to a price of $0.04 per share, the closing price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 15,000,000 shares to 6,250,000 shares. The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights  and the waiver of  the availability to Elk of Rule 144 under the Act to resell these shares. In addition,  in a separate letter commitment dated on May 17, 2000 Elk gave the Company a one-year commitment to loan up to  $500,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by Elk will be evidenced by an 8% note or at the option of Elk and at December 12, 2000 Elk and the Company agreed that there would be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000; and

(ii) On June 12,  2000 the Company sold to the DDIITrust98 10,000,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $0.02 per share. The price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $0.055 per share. The Company and the DDIITrust98 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000 as of June 12, 2000 to a price of $0.055 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 10,000,000 shares to 3,636,363 shares.  Further, in a separate letter commitment dated June 12, 2000 the DDIITrust98 gave the Company a one-year commitment to loan the Company up to $200,000, which commitment provided for an interest rate of 8% per annum to be funded from time to time by the DDIITrust98 in amounts necessary to assist the Company in its working capital requirements. The commitment if funded by the DDIITrust98 will be evidenced by an 8% note and at December 12, 2000 the DDIITrust98 and the Company agreed that there would be no conversion feature applicable to the loan if funded.  See Note 16, Subsequent Events, to the Notes to Consolidated Financial Statements for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000.

The Company believes that the transactions with Elk and the a DDIITrust98 are as fair as those obtainable from independent third parties, if in fact, any funding was available from independent third parties. Further, following the delisting of the Company's Common Stock from the OTC: BB on November 4, 1999, the Company was not readily able to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of the restricted shares of Common Stock and the conversion of debt into restricted shares.

In April 2001 the Company issued as non-cash compensation, 100,000 restricted shares of common stock to Daniel Dror, a director and CEO, and 100,000 shares to Erick Friedman and Charles R. Zeller, directors. The 300,000 shares were valued at $0.04 per share, the bid price of the shares on April 5, 2001.

In February 2002, in connection with the employment agreement the Company granted Mr. John W. Stump, III its Vice President and Chief Financial Officer 200,000 shares of Common Stock. In a separate agreement Mr. Stump was granted 200,000 shares of UCCC common stock.

See the Note 16 to the Notes to  Consolidated Financial Statements, Subsequent Events for our year ended December 31, 1999 filed on Form 10-KSB/A on December 31, 2000 with regard to the issuance and sale of a total of 18,636,363 restricted shares of Common Stock to related parties. Further, reference is also made to Item 6, Part II, and the disclosure under

Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding discussion of the Company’s Liquidity and Capital Resources.

The Company obtains approval from its entire Board of Directors prior to any acquisitions. If any transactions are executed or contemplated with a related party or affiliate of the Company, such relationship is disclosed prior to a vote of the Board of Directors. Prior to entering into any real estate transaction with affiliated parties, the Company obtains appraisals from MAI Appraisers for Board of Director consideration. Prior to entering into any financing arrangement with any affiliated parties, including the loan commitments and other debt and equity transactions with Elk and the DDIITrust98, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions. Mr. Dror, the Company's chief executive officer and chairman, abstained from voting at the meetings of the Board of Directors dated May 17, 2000, June 12, 2000 and December 12, 2000, at which the transactions with Elk and the DDIITrust98 during the year 2000 were approved. Further, the Company believes that the terms of each transaction made with related parties or affiliates discussed above are as fair as those obtainable from independent third parties, if in fact terms were available from independent third parties. Further, following the delisting of our shares from the OTC: BB on November 4, 1999, we were unable to secure financing from non-affiliates at satisfactory terms and conditions and had to rely upon transactions with related and affiliated parties to secure financing, principally through the sale of our shares of Common Stock and the conversion of debt into equity. As of April 1999, the Company determined that any advances or loans made by the Company to any related parties or affiliates will be made at an interest rate no lower than the current prime rate plus 2%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
3(i) (1)	Certificate of Incorporation of the Company, and Amendments thereto.
3(ii) (1)	Amended and Restated By-laws of the Company
4.1 (1)	Common Stock Certificate, American International Industries, Inc.
4.2 (1)	Common Stock Certificate, Acqueren, Inc.
4.3 (1)	Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
10.1 (1)	Daniel Dror, Sr. Employment Agreement dated May 14, 1998
10.2 (1)	Daniel Dror, Sr. Employment Agreement dated October 16, 1998
10.3 (1)	Marc Fields Employment Agreement
10.4 (2)	Shabang! Merchant Service Agreement
10.5 (3)	American International Industries, Inc. Lease
10.6 (2)	Brenham Oil and Gas, Inc. Royalty Interest
10.7 (2)	Brenham Oil and Gas Interest Lease
10.8 (2)	Northeastern Plastics, Inc. Lease
10.9 (4)	Juan Carlos Martinez Employment Agreement
10.10 (4)	Marald, Inc. Acquisition Agreement
10.11 (5)	Security Agreement between the Company and Elk International Corporation Ltd.
10-12 (5)	Revolving Credit Note between the Company and Elk International Corporation Ltd.
21.1 (2)	List of Subsidiaries
27	Financial Data Schedule

1.	Filed previously on registration statement Form 10-S filed on December 30,1998, SEC File No. 0-25223.
2.	Filed previously on the Company's annual report for the year ended December 31, 1998 on Form 10-KSB.
3.	Filed previously on registration statement Form 10-SB/A for the year ended December 31, 1999.
4.	Filed previously on registration statement Form 10-SB/A, second amendment, filed December 21, 1999.
5.	Filed herewith.

b. Form 8-K Reports: The Company did not file a Form 8-K in 2001.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director

By /s/ John W. Stump, III
John W. Stump, III
Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	March 25, 2002
Daniel Dror

/s/ Erick Friedman	Director	March 25, 2002
Erick Friedman

/s/ Charles R. Zeller	Director	March 25, 2002
Charles R. Zeller

Exhibit 10.11

SECURITY AGREEMENT

 1. Security Interests. American International Industries, Inc., and the subsidiaries listed below ("Borrower"), for value received, hereby grants and/or confirms that it has granted to Elk International Corporation Limited (hereinafter called "Secured Party" or "Lender"), as security for the payment of the Revolving Credit Note entered into by Borrower dated herewith, attached to this Security Agreement as an Exhibit (the "Note"), a security interest in the following: (hereinafter called "Collateral"):

All assets of the Borrower now owned and hereafter acquired, including without limitation, all the common stock of Acqueren, Inc., a Delaware corporation, Texas Real Estate Enterprises, Inc., a Texas corporation, Midtowne Properties, Inc., a Texas corporation, Northeastern Plastics, Inc., a New York corporation, all securities held by Borrower of Unlimited Coatings Corporation, a Nevada corporation, and all securities (including all debt instruments) held by Borrower of Oxford Knight International, Inc., a Delaware corporation.

2. Terms. The security interests granted by this Security Agreement are collectively referred to as the "Security Interest." The term "Code" refers to the Texas Business and Commerce Code. Unless otherwise defined, each term used herein has the meaning assigned to it in the Code.

3. Note. This Security Interest is granted to Secured Party to secure the prompt and unconditional payment of all obligations of Borrower now or hereafter accruing under the Note, and all renewals, rearrangements, modifications and extensions of the Note.

4. Perfection of Security Interest. Borrower will execute and deliver such financing statements and other documents as may be reasonably requested by the Secured Party to perfect the Security Interest.

5. Event of Default. If Borrower fails to perform any material obligation under the Note or this Security Agreement, such occurrence will constitute an "Event of Default."

6. Secured Party’s Possession of Collateral. Upon the occurrence of an Event of Default, Secured Party or its agents may take any action reasonably necessary to preserve and enforce the Security Interest. The Lender is authorized to endorse, in the name of Borrower, any item howsoever received by the Lender, representing any payment on or other proceeds of any of the Collateral.

7. Choice of Law. This Agreement has been made in and will be governed by the laws of the State of Texas and applicable Federal law in all respects, including matters of construction, validity, enforcement and performance, and may not be amended (nor may any of its terms be waived) except in writing duly signed by both parties.

8. Waiver. Neither Secured Party's acceptance of partial or delinquent payment nor any forbearance, failure or delay by Secured Party in exercising any right, power or remedy may be deemed a waiver of any obligation of Borrower. Secured Party may remedy or waive any Event of Default under this Security Agreement without waiving the Event of Default remedied or waiving any prior or subsequent Event of Default.

9. Severability. If any provision of this Agreement is rendered or declared illegal or unenforceable by reason of any existing or subsequently enacted legislation or by a decree of last resort, Borrower and Secured Party will promptly meet and negotiate in good faith substitute provisions for those rendered illegal or unenforceable, but all of the remaining provisions shall remain in full force and effect.

IN WITNESS WHEREOF, Borrower has executed this Agreement this 6th day of December, 2001.

American International Industries, Inc.

 ___________________________________

John W. Stump III, Chief Financial Officer

 Texas Real Estate Enterprises, Inc.

 ___________________________________

John W. Stump III, Chief Financial Officer

 Acqueren, Inc.

 ___________________________________

John W. Stump III, Chief Financial Officer

Exhibit 10.12

REVOLVING CREDIT NOTE

American International Industries, Inc. ("Maker"), for value received, promises and agrees to pay on or before July 5, 2003, unto the order of Elk International Corporation Limited, a Bahamian corporation ("Payee") at its offices, or at such other address as Payee may specify in writing from time to time, such sums as the holder of this note may loan or advance to or for the benefit of Maker on or after the date of this note in accordance with the terms of this note, together with interest on the unpaid principal balance outstanding commencing January 1, 2002 from time to time on this note computed from the date of each advance until maturity at the "Prime Rate." "Prime Rate" means a rate of interest adjusted as of the first day of each calendar month and as determined by reference to the Wall Street Journal on the first business day of each such month.

ALL PAYMENTS of interest will be computed on the per annum basis of a year of 360 days and for the actual number of days elapsed unless such calculation would result in a usurious rate, in which case interest will be calculated on the per annum basis of a year of 365 or 366 days, as the case may be.

THE UNPAID principal balance that may be advanced under this note at the request of Maker may not exceed the sum of ONE MILLION DOLLARS ($1,000,000).

ACCRUED INTEREST is due and payable at maturity; provided, however, that if the principal of this note is prepaid in whole or in part, at any time after the date of this note, all accrued and unpaid interest with respect to such principal amount prepaid is due and payable on the date of such prepayment.

THE UNPAID PRINCIPAL BALANCE of this note at any time is the total amounts loaned or advanced by Payee under the terms of this note less the amount of payments or prepayments of principal made on this note by or for the account of Maker. It is contemplated that by reason of prepayments on this note there may be times when no indebtedness is owing under this note; but notwithstanding such occurrences, this note will remain valid and will be in full force and effect as to loans or advances made pursuant to and under the terms of this note subsequent to each occurrence. All loans or advances and all payments or prepayments made under this note on account of principal or interest may be endorsed by Payee on a schedule attached to this note and made a part of this note for all purposes. Additional schedule pages may also be attached to this note from time to time by Payee if more space is necessary. In the event that the unpaid principal amount of this note at any time, for any reason, exceeds the maximum amount specified above, Maker will pay the excess principal amount forthwith upon demand and such excess principal amount will in all respects be deemed to be included among the loans or advances made pursuant to the other terms of this note and will bear interest at the rate stated in this note.

ADVANCES under this note may be made by Payee (i) pursuant to the terms of any written agreement executed in connection with this note between Maker and Payee, or (ii) at the oral or written request of any of the undersigned, of any other authorized agent or representative of Maker, or of any officer or agent of Maker. Any loan or advance is conclusively presumed to have been made under the terms of this note to or for the benefit of Maker when made pursuant to the terms of any written agreement executed in connection with this note between Maker and Payee, or in accordance with such requests and directions, or when said advances are deposited to the credit of the account of Maker with Payee regardless of the fact that persons other than those authorized under this note may have authority to draw against such account.

MAKER may prepay the principal of this note, in whole or in part, at any time without penalty or premium. Accrued and unpaid interest with respect to any principal amount prepaid is due and payable on the date of such prepayment. All amounts of principal so prepaid and received by Payee will be applied to the last maturing installments of this note in their inverse order of maturity.

ALL SUMS payable or to be payable under this note must be paid in lawful money of the United States of America that, at the time of payment, is legal tender for the payment of public and private debts. Whenever any payment to be made under this note is stated to be due on a Saturday, Sunday or legal holiday for commercial banks under applicable law, then such payment is due and may be made on the next succeeding business day, and such extension of time will be included in the computation of payment of interest under this note.

ALL PAST due principal and interest will bear interest from the date due until paid at the Maximum Rate. The "Maximum Rate" means the maximum nonusurious rate of interest per annum permitted by whichever of applicable laws of the United States of America or Texas permit the higher interest rate.

IF ANY payment of principal or interest of this note is not paid when due; or if default occurs under any document, instrument or agreement executed in connection with or as security for this note (the "Loan Documents," including without limitation the agreements described in the last paragraph of this note); or if Maker or any co-maker, drawer, acceptor, endorser, guarantor, surety, accommodation party or other person now or hereafter primarily or secondarily liable upon or for payment of all or any part of this note (each hereinafter called an "other liable party") becomes insolvent (however such insolvency may be evidenced); or if any proceeding, procedure or remedy supplementary to or in enforcement of judgment is resorted to or commenced against Maker or any other liable party, or with respect to any property of any of them; or if any governmental authority or any court at the instance thereof takes possession of any substantial part of the property of or assumes control over the affairs or operations of, or a receiver is appointed for or takes possession of the property of, or a writ or order of attachment or garnishment is issued or made against any of the property of Maker or any other liable party; or if any indebtedness for which Maker or any other liable party is primarily or secondarily liable is not paid when due or becomes due and payable by acceleration of maturity thereof, or if any event or condition occurs which permits the holder of any such indebtedness to declare it due and payable upon the lapse of time, giving of notice or otherwise; or if Maker or any other liable party is dissolved, wound up, liquidated or otherwise terminated; thereupon, at the option of Payee, this note will become and be due and payable forthwith without demand, notice of default, notice of intent to accelerate the maturity of this note, notice of acceleration of the maturity of this note, notice of nonpayment, presentment, protest or notice of dishonor, all of which are expressly waived by Maker and each other liable party. Payee's failure to exercise this option upon any default does not waive the right to exercise it in the event of any subsequent default.

IF MORE than one person or entity executes this note as Maker, all of said parties are jointly and severally liable for payment of the indebtedness evidenced by this note. Maker and each other liable party (i) waives demand, presentment for payment, notice of dishonor, notice of nonpayment, protest, notice of protest, notice of intent to accelerate, notice of intent to foreclose, notice of acceleration and all other notices (except only for any notices that are specifically required by this note or any other Loan Document), filing of suit and diligence in collection of this note or enforcing any of the security for this note; (ii) agrees that Payee is not required first to institute suit or exhaust its remedies against Maker, any other liable party, or others liable or to become liable on this note or to enforce its rights against them or any security for this note; (iii) consents to any extension or postponement of time of payment of this note for any period or periods of time and to any partial payments, before or after maturity, and to any other indulgences with respect to this note, without notice thereof to any of them; and (iv) submits (and waives all rights to object) to personal jurisdiction in the State of Texas, and venue in Harris County, Texas, for the enforcement of any and all obligations under the Loan Documents.

THIS NOTE and the other Loan Documents set forth the entire agreement of the parties. There are no oral conditions, representations, agreements or commitments affecting this note, the other Loan Documents, and other loans or advances that Payee has made or may make to Maker. Payee has made no oral commitments or agreements to advance monies or make additional loans to Maker. No extension or variation in the terms of payment of this note, and no release of personal liability and/or collateral securing this note, and no satisfaction of this note in whole or in part in exchange for collateral or otherwise, is binding on Payee unless the same is in writing signed by an authorized officer of Payee. This note shall be governed by, enforced, and construed under and in accordance with the laws of the State of Texas without regard to any conflict of law provisions thereof. Any action brought by any party to this note may be brought only in the state or federal courts located in Harris County, Texas, and in no other place unless all the parties expressly agree in writing to waive this requirement. Each party to this note consents to jurisdiction in that location.

THIS NOTE is entitled to the benefits and security afforded by the Security Agreement and Financing Statement of even date herewith executed by Maker for the benefit of Payee.

PRIOR LOANS. Maker and Payee agree that Maker has, upon execution of this note prepaid the prior loans (principal and interest) made by Payee to Maker consisting of: (i) the Promissory Note dated March 31, 2001 in the amount of $230,000, (ii) the Promissory Note dated June 30, 2001 in the amount of $157,000, (iii) the Promissory Note dated September 30, 2001 in the amount of $70,000, and that such promissory notes are hereby canceled and that the instruments evidencing such indebtedness will be canceled, by issuing Payee loans hereunder.

MAKER – AMERICAN INTERNATIONAL INDUSTRIES, INC.

  ___________________________________

John W. Stump III, Chief Financial Officer

PAYEE – ELK INTERNATIONAL CORPORATION LIMITED

 _____________________________________

Elkana Faiwuszewicz, President

 Schedule 1 – Advances made under Revolving Credit Note

  $230,000 (Prepayment of previous Promissory Note dated March 31, 2001 in the amount of $230,000)

  $157,000 (Prepayment of previous Promissory Note dated June 30, 2001 in the amount of $157,000)

  $70,000 (Prepayment of previous Promissory Note dated September 30, 2001 in the amount of $70,000)

  Upon execution of this note, Payee agrees to cancel the above previously issued notes, and return such notes to the Maker. Payee acknowledges that such notes are hereby void.

   MAKER – AMERICAN INTERNATIONAL INDUSTRIES, INC.

   ___________________________________

  John W. Stump III, Chief Financial Officer

  PAYEE – ELK INTERNATIONAL CORPORATION LIMITED

   _____________________________________

  Elkana Faiwuszewicz, President