Form 10QSB
period 2002-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2002-05-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002

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
State the number of shares outstanding of each of issuer's classes of common equity outstanding as of the latest practicable date: 154,832,398 as of March 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com
Independent Accountants' Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ R. E. Bassie & Co.
Houston, Texas
April 30, 2002

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Unaudited-see accompanying accountants' review report)
	2002	2001
Assets		(Audited)
Current assets:
Cash	$475,748	$541,749
Certificate of deposit	235,340	235,340
Trading securities	24,600	28,800
Available-for-sale securities	550,000	550,000
Accounts receivable, less allowance for doubtful accounts of
$324,468 at March 31, 2002 and $321,468 at Dec. 31 2001	627,679	724,518
Accounts and notes receivable from related parties	470,879	448,639
Inventories	1,106,250	1,009,777
Real estate held-for sale	885,624	885,624
Prepaid expenses and other current assets	5,138	1,020
Total current assets	4,381,258	4,425,467

Note receivable	1,988,607	1,988,607
Less allowance for uncollectible accounts	-	-
at March 31, 2001 and December 31, 2000	1,988,607	1,988,607
Property and equipment, net of accumulated
depreciation and amortization	195,950	203,210
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$298,709 in 2002 and 2001	1,303,239	1,303,239
Other assets	8,018	8,018
Total assets	$7,877,072	$7,928,541
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$700,803	$947,450
Short-term notes payable	108,698	61,878
Current installments of long-term debt	33,151	59,664
Total current liabilities	842,652	1,068,992
Long-term notes payable to related parties	1,033,638	826,338
Long-term debt, less current installments	409,275	388,530
Minority interest	130,034	125,186
Total liabilities	2,415,599	2,409,046

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 10,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized
200,000,000 shares: 155,084,398 shares issued
and 154,832,398 shares outstanding at March 31, 2002,
152,884,398 shares issued and 152,632,398
shares outstanding at December 31, 2001	154,832	152,632
Additional paid-in capital	17,888,983	17,825,183
Accumulated deficit	(12,448,314)	(12,324,292)
Total stockholders 'equity	5,595,501	5,653,523
Less treasury stock, at cost (252,000)	(34,028)	(34,028)
Unrealized losses on shares available-for-sale	(100,000)	(100,000)
Total stockholders' equity	5,461,473	5,519,495
Commitments and contingent liabilities
Total liabilities and stockholders' equity	$7,877,072	$7,928,541
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended March 31, 2002 and 2001
(Unaudited-see accompanying accountants' review report)
	2002	2001
Revenues	$1,802,065	$1,886,756
Costs and expenses:
Cost of sales	1,381,133	1,426,895
Selling, general and administrative	533,713	882,080
Total operating expenses	1,914,846	2,308,975

Operating loss	(112,781)	(422,219)

Other income (expenses):
Interest income	3,436	6,164
Unrealized losses on investments	(4,200)	(52,500)
Gain on sale of subsidiary	-	1,682,435
Gain on disposition of assets	-	15,000
Other income	(1,749)	299,637
Interest expense	(8,728)	(33,529)
Total other income (expenses)	(11,241)	1,917,207

Net earnings (loss) before income taxes	(124,022)	1,494,988

Provision for income taxes	-	-
Net earnings (loss)	$(124,022)	$1,494,988

Net earnings (loss) per share - basic and diluted	$(0.00)	$0.01

Weighted average common shares-basic and diluted	153,620,398	149,552,334
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three months ended March 31, 2002 and 2001
(Unaudited - see accompanying accountants' review report)

	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(124,022)	$94,698
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	17,439	94,698
Common stock issued for services	36,000	150,000
Gain on sale of subsidiary	-	(1,682,435)
Gain on the sale of other assets	-	(15,000)
(Increase) decrease in market value of equity securities	4,200	52,500
(Increase) decrease in operating assets:
Accounts receivable	96,839	284,000
Inventories	(96,473)	(31,609)
Prepaid expenses and other current assets	(4,118)	1,659
Other assets	-	(44,220)
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	(216,647)	(51,852)
Minority interest	4,848	-
Net cash provided by (used in) operating activities	(281,934)	252,729

Cash flows from investing activities:
Purchase of property and equipment	(10,179)	(4,066)
Proceeds from the sale of other assets	-	15,000
Cash sold in sale of subsidiary	-	(29,666)
Notes receivable	(22,240)	(191,583)
Net cash used in investing activities	(32,419)	(210,315)

Cash flows from financing activities:
Proceeds from sale of common stock	-	20,000
Net borrowing (repayments) under line of credit agreements	46,820	(10,178)
Proceeds from borrowing from related party	207,300	-
Repayment of notes payable to related parties	-	(18,000)
Principal payments on long-term debt	(5,768)	(24,519)
Principal payments on capital lease obligations	-	(4,466)
Net cash provided by (used in) financing activities	248,352	(37,163)

Net increase (decrease) in cash	(66,001)	5,251

Cash at beginning of year	541,749	709,502
Cash at end of period	$475,748	$714,753
Supplemental schedule of cash flow information:
Interest paid	$8,728	$33,529
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

(2) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2002 and 2001 is eliminated by net operating loss carry forwards.

(3) Industry Segments

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (3) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

Consolidated revenues, net operating losses for the months ended March 31, 2002 and 2001, and identifiable assets as of March 31, 2002 and 2001, were as follows:

	2002	2001
Revenues:
Industrial/Commercial	$1,802,065	$1,871,750
Real estate	-	15,006
Oil and gas	-	-
	$1,802,065	$1,886,756
Operating income (loss):
Industrial/Commercial	$48,190	$(179,768)
Real estate	(1,075)	(22,002)
Oil and gas	-	(170)
Corporate expenses	(159,896)	(220,279)
	$(112,781)	$(422,219)
Identifiable assets:
Industrial/Commercial	$4,838,855	$5,023,790
Real estate	873,685	945,785
Oil and gas	77,694	77,923
Corporate	2,086,838	1,961,239
	$7,877,072	$8,008,737

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

Overview
We are a holding company and during the three-month period ended March 31, 2002, we had four operating subsidiaries including one majority-owned (consolidating) subsidiary. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2001 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products; (2) a distributor of specialty chemicals for the automotive after-market, specializing in the application of spray-on bed liners for truck beds; and (3) a holding company for future commercial ventures. At March 31, 2001, we sold our subsidiary, Har-Whit/Pitt's and Spitt's Inc., to Oxford Knight International Inc., an unaffiliated third-party. We recognized a gain on the sale of this subsidiary of $1,682,435 for the period ended March 31, 2001. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. We also have a real estate segment. See Note 2 to the Notes to Consolidated Financial Statements.

Corporate overhead includes our investment activities including financing current operations and expansion of our current holdings, as well as evaluating the feasibility of entering into additional businesses. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments". See Note 4 to the Notes to Consolidated Financial Statements under Item 1, Financial Statements above. Results of Operations - American International Industries, Inc. – Consolidated.

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Marald, Inc., which operates under the name Unlimited Coatings, Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), which was sold at the end of the quarter ended March 31, 2001, Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham) and Acqueren, Inc. (Acqueren).

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Consolidated net loss for the three-month period ended March 31, 2002 was $124,022 compared to consolidated net income of $1,494,988 for the comparable period of the prior year. During the current quarter NPI posted net income of $5,306, Unlimited Coatings reported net income of $42,164, TREE reported net income of $2,054 from leases of real estate, and holding company expenses amounted to $173,546.

The consolidated net income for the three-month period ended March 31, 2001 was primarily attributable to: the gain on sale of our subsidiary, Har-Whit/Pitts & Spitts.

Net revenues for the three months ended March 31, 2002 were $1,802,065 compared to $1,886,756 for the three-months period ended March 31, 2001. Our consolidated gross profit margin for the three months ended March 31, 2002 was 23.4 % compared to 24.4 % gross profit margin during the same three-month period last year. Selling, general and administrative expenses during the period ended March 31, 2002, were $533,713, which compares to $882,080 for the three months ended March 31, 2001. Contributing to the reduced selling, general and administrative costs during the current quarter is the exclusion of the selling, general and administrative costs of Har-Whit. Other expense was $11,241 for the three months ended March 31, 2002, compared to other income of $1,917,207 during the same period in the prior year. The gain on sale of subsidiary last year comprised most of that other income. Interest income of $3,436 and interest expense of $8,728 were recorded during the quarter ended March 31, 2002, compared to interest income of $6,164 and interest expense of $33,529 during the comparable period of 2001.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three-month period ended March 31, 2002, the Company issued 200,000 restricted shares in conjunction with an employment agreement to John W. Stump, III. valued at the closing bid price of $.03 per share at the date of issuance.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.

(b) We did not file a Form 8-K during the three-month period ended March 31, 2002.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	May 13, 2002
Daniel Dror

/s/ John W. Stump, III	Chief Financial Officer	May 13, 2002
John W. Stump, III