Form 10QSB
period 2002-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2002-08-16
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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
State the number of shares outstanding of each of issuer's classes of common equity outstanding as of the latest practicable date: 1,551,325 as of June 30, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com
Independent Accountants' Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

/s/ R. E. Bassie & Co.
Houston, Texas
August 14, 2002

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(Unaudited-see accompanying accountants' review report)
	2002	2001
Assets		(Audited)
Current assets:
Cash	$510,554	$541,749
Certificate of deposit	535,340	235,340
Trading securities	24,600	28,800
Available-for-sale securities	6,610,000	550,000
Accounts receivable, less allowance for doubtful accounts of
$33,371 at June 30, 2002 and $321,468 at December 31 2001	275,546	724,518
Accounts and notes receivable from related parties	438,834	448,639
Inventories	810,539	1,009,777
Real estate held-for sale	325,000	885,624
Prepaid expenses and other current assets	14,954	1,020
Total current assets	9,545,367	4,425,467

Note receivable	2,488,607	1,988,607
Property and equipment, net of accumulated
depreciation and amortization	99,847	203,210
Excess of cost over net assets of businesses
acquired, less accumulated amortization of
$205,295 at June 30, 2002 and $298,711 at December 31, 2001	674,539	1,303,239
Other assets	235,980	8,018
Total assets	$13,044,340	$7,928,541
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$656,622	$947,450
Short-term notes payable	373,000	61,878
Short-term notes payable to related parties	69,000	-
Current installments of long-term debt	7,458	59,664
Total current liabilities	1,106,080	1,068,992
Long-term notes payable to related parties	1,070,838	826,338
Long-term debt, less current installments	369,970	388,530
Minority interest	101,327	125,186
Total liabilities	2,648,215	2,409,046

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 100,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized
2,000,000 shares: 1,553,845 shares issued
and 1,551,325 shares outstanding at June 30, 2002,
1,528,843 shares issued and 1,526,323
shares outstanding at December 31, 2001	1,551	152,632
Additional paid-in capital	17,982,264	17,825,183
Accumulated deficit	(7,453,662)	(12,324,292)
Total stockholders 'equity	10,530,153	5,653,523
Less treasury stock, at cost (2,520)	(34,028)	(34,028)
Unrealized losses on shares available-for-sale	(100,000)	(100,000)
Total stockholders' equity	10,396,125	5,519,495
Commitments and contingent liabilities
Total liabilities and stockholders' equity	$13,044,340	$7,928,541
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended June 30, 2002 and 2001
(Unaudited-see accompanying accountants' review report)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues	$7,080,283	$1,648,467	$8,882,348	$3,535,223
Costs and expenses:
Cost of sales	1,441,964	1,232,492	2,823,097	2,659,387
Selling, general and administrative	570,268	538,251	1,103,981	1,420,331
Total operating expenses	2,012,232	1,770,743	3,927,078	4,079,718

Operating income (loss)	5,068,051	(122,276)	4,955,270	(544,495)

Other income (expenses):
Interest income	71,242	64,414	74,678	70,578
Unrealized gain (losses) on investments	-	(7,500)	(4,200)	(60,000)
Gain (loss) on sale of subsidiary	(99,958)	-	(99,958)	1,682,435
Gain on sale of assets	-	-	-	15,000
Interest expense	(55,004)	(10,300)	(63,732)	(43,829)
Other income (expense)	10,321	80,000	8,572	379,637
Total other income (expenses)	(73,399)	126,614	(84,640)	2,043,821

Net earnings before income taxes	4,994,652	4,338	4,870,630	1,499,326

Provision for income taxes	-	-	-	-
Net earnings	$4,994,652	$4,338	$4,870,630	$1,499,326

Net earnings per share - basic and diluted:
Net earnings	$3.22	$0.00	$3.16	$1.05

Weighted average common shares - basic and diluted	1,549,644	1,547,403	1,542,914	1,434,613

Consolidated statements of comprehensive income
Net earnings	$4,994,652	$4,338	$4,870,630	$1,499,326
Unrealized gain on securities available-for-sale:
Unrealized holding gain arising during the period	-	-	-	200,000
Comprehensive income	$4,994,652	$4,338	$4,870,630	$1,699,326
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001
(Unaudited - see accompanying accountants' review report)

	2002	2001
Cash flows from operating activities:
Net earnings	$4,870,630	$1,499,326
Adjustments to reconcile net earnings
to net cash used in operating activities:
Depreciation and amortization	18,402	171,129
Common stock issued for services	6,000	168,000
(Gain) loss on sale of subsidiaries	99,958	(1,682,435)
(Gain) loss on the sale of other assets	11,323	(15,000)
Gain on write-off of note payable to related party	-	(250,000)
Increase in available-for-sale securities	(6,060,000)	-
(Increase) decrease in market value of equity securities	4,200	60,000
(Increase) decrease in operating assets:
Accounts receivable	298,790	294,824
Inventories	84,231	86,980
Decrease in inventory of real estate held for resale	560,624	-
Prepaid expenses and other current assets	(13,934)	2,405
Other assets	(229,847)	(44,220)
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	(282,411)	(531,510)
Minority interest	(23,859)	-
Net cash used in operating activities	(655,893)	(240,501)

Cash flows from investing activities:
Purchase of property and equipment	(10,179)	(8,873)
Proceeds from sale of subsidiary	225,000	-
Proceeds from the sale of other assets	5,000	15,000
Payments received on notes for sale of subsidiary	-	4,818
Purchase of certificate of deposit	(300,000)	-
Cash sold in sale of subsidiary	-	(29,666)
Notes receivable	9,805	(141,866)
Net cash used in investing activities	(70,374)	(160,587)

Cash flows from financing activities:
Proceeds from sale of common stock	-	40,000
Net borrowing (repayments) under line of credit agreements	411,902	-
Proceeds from borrowing from related parties	313,500	389,000
Repayment of short-term notes payable	-	(60,178)
Principal payments on long-term debt	(30,330)	(31,287)
Principal payments on capital lease obligations	-	(4,656)
Net cash provided by (used in) financing activities	695,072	332,879

Net decrease in cash	(31,195)	(68,209)

Cash at beginning of year	541,749	709,502
Cash at end of period	$510,554	$641,293
Supplemental schedule of cash flow information:
Interest paid	$63,732	$43,829
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly owned subsidiaries and one majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

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

(2) Re-Capitalization

Effective June 19, 2002, the Company shareholders authorized a 1 for 100 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this reverse stock split. In addition, the Company amended its Certificate of Incorporation to decrease the number of authorized shares from 200,000,000 to 2,000,000 for common shares and from 10,000,000 to 100,000 for preferred shares.

Effective with the re-capitalization, the Company common stock began trading on the OTC Bulletin Board under the new symbol "AMIN" (old symbol OTCBB: "EDII").

(3) Sale of Subsidiary

Effective June 5, 2002, the Company sold, through its majority owned subsidiary (Unlimited Coatings Corporation), 100% of its investment in Marald, Inc. for total consideration of $725,000. The $725,000 received consists of $225,000 in cash and one long-term note receivable in the amount of $300,000 and another long-term note receivable with a face amount $300,000, reduced by a $100,000 valuation reserve due to a provision, which allows for a payment of $200,000 for early retirement of the note. The Company recorded a loss on the sale in the amount of $99,958 or $.06 per share, based on the Company's investment in Marald, Inc. in the amount of $824,958 at June 5, 2002. Marald, Inc. had annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

(4) Sale of Real Estate

Effective June 4, 2002, the Company’s real estate subsidiaries sold approximately 63% of its inventory of real estate held for sale to Surgicare, Inc. (SRG), an operator of ambulatory surgical centers, for total consideration in the amount of $6,000,000. The real estate sold had a cost basis of $560,624, which resulted in a gross profit on the sale in the amount of $5,439,376. The consideration received consists of 1,200,000 shares of SRG’s Series AA Preferred Stock. The Series AA Preferred Stock may be redeemed, in whole or in part at any time prior to its Conversion Date, at the option of SRG. The redemption price is $5.00 per share.

(5) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and six month periods ended June 30, 2002 and 2001 is eliminated by net operating loss carry forwards.

(6) Industry Segments

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

Consolidated revenues, net operating losses for the six months ended June 30, 2002 and 2001, and identifiable assets as of June 30, 2002 and 2001, were as follows:

	2002	2001
Revenues:
Industrial/Commercial	$2,882,348	$3,515,417
Real estate	6,000,000	19,806
Oil and gas	-	-
	$8,882,348	$3,535,223
Operating income (loss):
Industrial/Commercial	$(27,143)	$(99,105)
Real estate	4,660,121	15,251
Oil and gas	-	(5,103)
Corporate expenses	322,292	(455,538)
	$4,955,270	$(544,495)
Identifiable assets:
Industrial/Commercial	$4,266,837	$4,661,831
Real estate	5,536,504	938,903
Oil and gas	77,694	77,796
Corporate	3,163,305	2,193,278
	$13,044,340	$7,871,808

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

Overview

We are a holding company. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2001 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products; (2) a distributor of specialty chemicals for the automotive after-market, specializing in the application of spray-on bed liners for truck beds; which was sold during the current quarter, and (3) a holding company for future commercial ventures. At March 31, 2001, we sold our subsidiary, Har-Whit/Pitt's and Spitt's Inc., to Oxford Knight International Inc., an unaffiliated third party. We recognized a gain on the sale of this subsidiary of $1,682,435 for the period ended March 31, 2001. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. We also have a real estate segment. See Note 2 to the Notes to Consolidated Financial Statements.

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

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Marald, Inc., which was sold during June, 2002, Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), which was sold at the end of the quarter ended March 31, 2001, Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham) and Acqueren, Inc. (Acqueren).

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated net income for the three-month period ended June 30, 2002 was $4,994,652 compared to consolidated net income of $4,338 for the comparable period of the prior year. During the current quarter NPI posted a net loss of $43,079, Unlimited Coatings reported net income of $71,470, TREE reported net income of $5,442,917 from the sale of properties, and holding company expenses amounted to $455,788.

Net revenues for the three months ended June 30, 2002 were $7,080,283 compared to $1,648,467 for the three months period ended March 31, 2001. Our consolidated gross profit margin for the three months ended June 30, 2002 was 79.7% compared to 25.3 % gross profit margin during the same three-month period last year. Selling, general and administrative expenses during the period ended June 30, 2002, were $570,268, which compares to $538,251 for the same three months of 2001. Other expense was $73,399 for the three months ended June 30, 2002, compared to other income of $126,614 during the same period in the prior year. Interest income of $71,242 and interest expense of $55,004 were recorded during the quarter ended June 30, 2002, compared to interest income of $64,414 and interest expense of $10,300 during the comparable period of 2001. Also during the current quarter, we sold our interest in Marald, Inc., recognizing a loss of $99,958 on that transaction. The sale of Marald resulted in the elimination of the guarantee by the Holding Company of the bank debt of Marald, thus eliminating contingent liability for those debts.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

For the six months ended June 30, 2002, consolidated net income of $4,870,630 compares to net income of $1,499,326. Current year net income is primarily attributable to the sale by the real estate division of several properties in a single transaction valued at $6 million. As the properties were carried at only $560,624, a gross profit on the transaction of $5,439,376. The consolidated net income for the three-month period ended March 31, 2001 was primarily attributable to, the gain on sale of our subsidiary, Har-Whit/Pitt’s & Spitt’s.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three-month period ended June 30, 2002, the Company issued restricted shares (split adjusted) to the following individuals who are officers, directors or employees of the Company: 1,000 shares to John W. Stump III, 1,000 shares to Charles R. Zeller, 1,000 shares to Herbert Shapiro, Jr., 500 shares to Rebekah Laird-Ruthstrom and 500 shares to Brenda L. Forbes. These shares were valued at $.02 per share. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(c) The following proposals were voted upon at the Company's shareholder meeting on June 18, 2002 in Kemah, Texas. At the record date, there were 155,582,398 (prior to stock split) shares issued and outstanding and 91,101,931 (58.56%) of these shares, which represents the necessary quorum voted on the proposals.

Proposal I: To elect the following nominees as directors:

It was proposed that five directors will be elected at the meeting, each to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified. All of the nominees are presently members of the Board of Directors of the Company.

Proposal I	For	Against	Abstain
Daniel Dror	90,277,334 (58.03%)	812,547 (0.52%)	12.050 (0.01%)
Erick Friedman	90,277,334 (58.03%)	812,547 (0.52%)	12.050 (0.01%)
Charles R. Zeller	90,277,334 (58.03%)	812,547 (0.52%)	12.050 (0.01%)
John W. Stump, III	91,027,334 (58.51%)	62,547 (0.04%)	12.050 (0.01%)
Herbert Shapiro, Jr.	91,027,334 (58.51%)	62,547 (0.04%)	12.050 (0.01%)

Proposal II: Our shareholders were asked to ratify the appointment of R. E. Bassie & Co. as our independent accountants for the 2002 fiscal year. The firm of R. E. Bassie & Co. has served as our independent accountants for 1999, 2000 and 2001.

Proposal II	For	Against	Abstain
Appointment of R.E. Bassie & Co.	91,090,931 (58,55%)	11,000 (0.01%)	- (0.00%)

Proposal III: To authorize the Certificate of Amendment to the Company's Articles of Incorporation to reverse share recapitalization of the Company's issued and outstanding common stock on a one for one hundred basis. The Company's purpose for this proposal to authorize the share recapitalization is in connection with its plan to apply to have its shares of common stock listed on the American Stock Exchange ("AMEX").

Proposal III	For	Against	Abstain
Amendment to the Company's Articles of Incorporation	89,807,904 (57,72%)	1,225,225 (0.79%)	68,802 (0.04%)

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.

(b) We filed a Form 8-K on June 25, 2002 disclosing, under Item 2. Acquisition or Disposition of Assets, that effective June 5, 2002 we sold through our majority-owned subsidiary (Unlimited Coatings Corporation) 100% of our investment in Marald, Inc. for total consideration of $725,000.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	August 16, 2002
Daniel Dror

/s/ John W. Stump, III	Chief Financial Officer	August 16, 2002
John W. Stump, III