Form 10QSB
period 2002-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2002-11-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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
State the number of shares outstanding of each of issuer's classes of common equity outstanding as of the latest practicable date: 1,725,474 as of September 30, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com
Independent Accountants' Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

/s/ R. E. Bassie & Co.
Houston, Texas
November 11, 2002

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Unaudited-see accompanying accountants' review report)
	Sept. 30, 2002	2001
Assets		(Audited)
Current assets:
Cash	$721,907	$541,749
Certificate of deposit	535,340	235,340
Trading securities	24,600	28,800
Available-for-sale securities	6,260,000	550,000
Accounts receivable, less allowance for doubtful accounts of
$18,903 at September 30, 2002 and $321,468 at December 31 2001	2,233,636	724,518
Accounts and notes receivable from related parties	459,257	448,639
Inventories	981,950	1,009,777
Real estate held-for sale	325,000	885,624
Prepaid expenses and other current assets	6,110	1,020
Total current assets	11,547,800	4,425,467

Note receivable	2,483,374	1,988,607
Property and equipment, net of accumulated
depreciation and amortization	100,795	203,210
Excess of cost over net assets of businesses
acquired, less accumulated amortization	674,539	1,303,239
Other assets	98,163	8,018
Total assets	$14,904,671	$7,928,541
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,615,276	$947,450
Short-term notes payable	400,000	61,878
Short-term notes payable to related parties	69,000	-
Current installments of long-term debt	7,458	59,664
Total current liabilities	3,091,734	1,068,992
Long-term notes payable to related parties	1,162,838	826,338
Long-term debt, less current installments	369,521	388,530
Minority interest	101,327	125,186
Total liabilities	4,725,420	2,409,046

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 100,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized
2,000,000 shares: 1,727,994 shares issued
and 1,725,474 shares outstanding at September 30, 2002,
1,528,843 shares issued and 1,526,323
shares outstanding at December 31, 2001	1,725	1,522
Additional paid-in capital	18,222,565	17,976,293
Accumulated deficit	(7,561,011)	(12,324,292)
Total stockholders 'equity	10,663,279	5,653,523
Less treasury stock, at cost (2,520)	(34,028)	(34,028)
Unrealized losses on shares available-for-sale	(450,000)	(100,000)
Total stockholders' equity	10,179,251	5,519,495
Commitments and contingent liabilities
Total liabilities and stockholders' equity	$14,904,671	$7,928,541
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and nine months ended September 30, 2002 and 2001
(Unaudited-see accompanying accountants' review report)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues	$2,792,379	$5,370,678	$11,674,727	$8,905,901
Costs and expenses:
Cost of sales	2,243,757	4,054,789	5,066,854	6,714,176
Selling, general and administrative	707,527	432,920	1,811,508	1,853,251
Total operating expenses	2,951,284	4,487,709	6,878,362	8,567,427

Operating income (loss)	(158,905)	882,969	4,796,365	338,474

Other income (expenses):
Interest income	8,622	47,469	83,300	118,047
Unrealized gain (losses) on investments	47,000	(34,800)	42,800	(94,200)
Gain (loss) on sale of subsidiary	-	-	(99,958)	1,682,435
Gain on sale of assets	-	-	-	15,000
Interest expense	(8,462)	(30,114)	(72,194)	(73,943)
Other income (expense)	4,396	260	12,968	379,897
Total other income (expenses)	51,556	(16,585)	(33,084)	2,027,236

Net earnings before income taxes (loss)	(107,349)	866,384	4,763,281	2,365,710

Provision for income taxes	-	-	-	-
Net earnings (loss)	$(107,349)	$866,384	$4,763,281	$2,365,710

Net earnings (loss) per share - basic and diluted:	$(0.07)	$0.58	$3.06	$1.59

Weighted average common shares - basic and diluted	1,576,793	1,491,973	1,554,156	1,486,823

Consolidated statements of comprehensive income
Net earnings (loss)	$(107,349)	$866,384	$4,763,281	$2,365,710
Unrealized gain (losses) on securities available-for-sale:
Unrealized holding gain (losses) arising during the period	(350,000)	(100,000)	(350,000)	100,000
Comprehensive income (loss)	$(457,349)	$766,384	$4,413,281	$2,465,710
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and 2001
(Unaudited - see accompanying accountants' review report)

	September 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$4,763,281	$2,365,710
Adjustments to reconcile net earnings
to net cash used in operating activities:
Depreciation and amortization	19,210	203,716
Common stock issued for services	245,475	18,000
(Gain) loss on sale of subsidiaries	111,818	(1,682,435)
(Gain) loss on the sale of other assets	-	(15,000)
Gain on write-off of note payable to related party	-	(250,000)
Increase in available-for-sale securities	(6,060,000)	-
(Increase) decrease in market value of equity securities	4,200	94,200
(Increase) decrease in operating assets:
Accounts receivable	(1,659,300)	(2,544,612)
Inventories	(87,180)	(30,043)
Decrease in inventory of real estate held for resale	560,624	-
Prepaid expenses and other current assets	(5,090)	(1,995)
Other assets	(92,030)	(42,565)
(Purchase) sale of trading securities, net	-	(150,000)
(Increase) decrease in operating liabilities:
Accounts payable and accrued expenses	1,681,476	1,486,163
Minority interest	(23,859)	-
Net cash used in operating activities	(540,375)	(548,861)

Cash flows from investing activities:
Purchase of property and equipment	(12,972)	(13,162)
Proceeds from sale of subsidiary	225,000	-
Proceeds from the sale of other assets	5,000	15,000
Payments received on notes for sale of subsidiary	-	9,740
Purchase of certificate of deposit	(300,000)	-
Cash sold in sale of subsidiary	-	(29,666)
Notes receivable from related parties	(10,618)	(334,143)
Net cash used in investing activities	(93,590)	(352,231)

Cash flows from financing activities:
Proceeds from sale of common stock	-	40,000
Net borrowing (repayments) under line of credit agreements	438,902	280,071
Proceeds from borrowing from related parties	405,500	408,338
Principal payments on long-term debt	(30,279)	(34,478)
Principal payments on capital lease obligations	-	(9,003)
Net cash provided by financing activities	814,123	684,928

Net increase (decrease) in cash	180,158	(216,164)

Cash at beginning of year	541,749	709,502
Cash at end of period	$721,907	$493,338
Supplemental schedule of cash flow information:
Interest paid	$72,194	$73,943
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly owned subsidiaries and one majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2002 are not indicative of the results that may be expected for the year ending December 31, 2002.

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

(5) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and nine month periods ended September 30, 2002 and 2001 is eliminated by net operating loss carry forwards.

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

Consolidated revenues, net operating losses for the nine months ended September 30, 2002 and 2001, and identifiable assets as of September 30, 2002 and 2001, were as follows:

	2002	2001
Revenues:
Industrial/Commercial	$5,674,727	$8,449,993
Real estate	6,000,000	455,908
Oil and gas	-	-
	$11,674,727	$8,905,901
Operating income (loss):
Industrial/Commercial	$316,425	$334,202
Real estate	5,438,115	360,932
Oil and gas	-	(4,630)
Corporate expenses	(958,175)	(352,030)
	$4,796,365	$338,474
Identifiable assets:
Industrial/Commercial	$6,514,681	$7,837,725
Real estate	5,536,504	1,101,201
Oil and gas	77,694	77,694
Corporate	2,775,867	2,044,294
	$14,904,671	$11,060,914

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

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products (2) a holding company for future commercial ventures. At March 31, 2001, we sold our subsidiary, Har-Whit/Pitt's and Spitt's Inc., to Oxford Knight International Inc., an unaffiliated third-party. During the second quarter of 2002 we sold our subsidiary, Marald, Inc, also to unrelated third parties. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. We also have a real estate segment. See Note 2 to the Notes to Consolidated Financial Statements.

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

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Marald, Inc., which was sold during the second quarter of 2002, operates under the name Unlimited Coatings, Har-Whit/Pitt's & Spitt's Inc. (Har-Whit), which was sold at the end of the quarter ended March 31, 2001, Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham) and Acqueren, Inc. (Acqueren).

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2002

Consolidated net loss for the three-month period ended September 30, 2002 was $107,349 compared to consolidated net income of $866,384 for the comparable period of the prior year. During the current quarter NPI posted net income of $ 346,159 offset by holding company expenses amounted to $453,508 including $188,500 related to the issuance of shares, as reported on Form S-8, in payment of fees for Securities compliance and consulting., and $59,975 charged as compensation expense related to issuance of shares to employees and a director.

Net revenues for the three months ended September 30, 2002 were $2,792,379 compared to $5,370,678 for the three-months period ended September 30, 2001. Selling, general and administrative expenses during the period ended September 30, 2002, were $707,527, which compares to $432,920 for the three months ended September 30, 2001. Interest income of $8,622 and interest expense of $8,462 were recorded during the current quarter, compared to interest income of $47,469 and interest expense of $30,114 during the comparable period of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, consolidated net income of $4,763,281 compares to net income of $2,365,710 during the prior year. The current year net income is attributable to the earnings during the current quarter by NPI as well as the sale during the second quarter of this year by our real estate division of several properties in a single transaction valued at $6 million. That transaction resulted in gross profit of $5,439,376. The net income for the nine months of the prior year was primarily attributable the gain on sale of Har-Whit/Pitts & Spitts.

Liquidity and Capital Resources - AIII

Total assets at September 30, 2002 and December 31, 2001 were $14,904,671 and $7,928,541, respectively. Total liabilities at September 30, 2002 were $4,725,420 compared to $2,409,046 at December 31, 2001. At September 30, 2002 consolidated working capital was $8,456,066 as compared to working capital of $3,356,475 at December 31, 2001.

The Company’s consolidated cash position at September 30, 2002 was $1,257,247 compared to $777,089 at December 31, 2001. Accounts receivable net of reserves at September 30, 2002 were $2,233,636 compared to $724,518 at December 31, 2001. Inventories totaled $981,950 at September 30, 2002, compared to $1,009,777 at December 31, 2001.

For the nine months ended September 30, 2002, AIII used $540,375 in its operating activities compared to net cash used in operating activities of $548,861 during the same period of the prior year. We had net cash used in investing activities of $93,590 during the nine-month period ended September 30, 2002, compared to net cash used in investing activities of $352,231 during the same period of the prior year. Financing activities provided $814,123, compared to $684,928 provided by financing activities during the same period in the prior year.

Item 3.    Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three-month period ended September 30, 2002, the Company issued restricted shares to the following individuals who are officers, directors or employees/consultant of the Company: 9,650 shares to Erick Friedman, who resigned from the board due to health reasons on August 19, 2002; 20,000 shares to Daniel Dror II, a consultant; and 5,000 shares to Rebekah Laird-Ruthstrom, the Company's secretery and treasurer. These shares were valued at $1.50 per share. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 is incorporated herein by reference.
99.1	Chief Executive Officer Certification
99.2	Chief Financial Officer Certification

(b) We did not file a Form 8-K during the three-month period ended September 30, 2002.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	November 13, 2002
Daniel Dror

/s/ John W. Stump, III	Chief Financial Officer	November 13, 2002
John W. Stump, III