Form 10KSB
period 2002-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2003-03-21
CIK 1073146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission file number 0-25223

American International Industries, Inc.
(Name of small business issuer in its charter)

Nevada	88-0326480
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (281) 334-9479

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $13,378,040

The aggregate market value of the 1,017,970 shares of common stock held by non-affiliates of the registrant, based on the average of the bid and asked price of the shares on the OTC:BB of $3.20 on March 17, 2003 was $3,257,504. As of March 17, 2003, the registrant had 1,930,002 shares of Common Stock issued outstanding. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially and affiliates thereof.

PART I

All references to American International Industries, Inc. common stock reflect a one for one hundred reverse split effective June 30, 2002.

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB of American International Industries, Inc. (AMIN or the Company) for its year ended December 31, 2002 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. The term AMIN or the Company refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management's efforts to implement their business strategies for each subsidiary;
-	the ability of the Company to raise sufficient capital to meet operating requirements of our subsidiaries;
-	the ability of the Company to hire and retain quality management for our subsidiaries;
-	the ability of the Company to compete with other established companies that operate in the same markets and segments;
-	the effect of changing economic conditions impacting operations of our subsidiaries;
-	the ability of the Company to attract and retain quality employees;
-	the ability of the Company to successfully manage its subsidiaries and from time to time sell certain assets and subsidiaries to maximize value; and
-	the ability of the Company to meet the other risks as may be described in future filings with the SEC.

General

American International Industries, Inc. is a Nevada corporation, which began conducting its current operations in September 1996, when it made its first acquisition. The Company’s business model calls for it to periodically acquire businesses in various industries, support the development and growth of those subsidiaries, as opportunities present themselves from time to time to sell or merge those subsidiaries or assets in order to bring value to the holding company and its shareholders and to enable the Company to acquire larger companies. The Company is filing this Annual Report on Form 10-KSB for its year ended December 31, 2002, having previously filed other reports that had been due under the Exchange Act. The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure).

We are a holding company, and, at the time of this filing, operate the following wholly owned and partially owned subsidiaries:

Brenham Oil & Gas, Inc. is an owner of an oil and gas royalty interest;
T.R.E.Enterprises, Inc. (f/k/a Texas Real Estate Enterprises, Inc.), which buys and sells real estate in the Houston, Texas area;
Northeastern Plastics, Inc. a supplier of automotive after-market products and consumer durables;
Unlimited Coatings Corporation, a public entity traded on the Pink Sheets under the symbol UCCC, (f/k/a World Wide Net, Inc., WWNT) which sold its wholly owned subsidiary, Marald, Inc. in June 2002. We own 87.4 % of the common stock of UCCC.

Our long-term strategy is to expand the operations of each of our subsidiaries, whether wholly or partially owned, in their respective fields. We provide managerial and financial support as required by our subsidiaries. As part of our business model, we also explore mergers, acquisitions and disposition of businesses and assets from time to time, based upon the reasonable discretion of management and the value added of each potential transaction.

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

American International Industries, Inc.

The Company was incorporated under the laws of the State of  Nevada in September 1994 under the name Black Tie Affair, Inc. for the purposes of engaging in catering services. In July 1996, an unaffiliated group of investors purchased 90% of the outstanding shares of  Black Tie Affair, Inc. This group changed the name of the Company to Pitt’s & Spitt’s of Texas, Inc., and acquired Pitt's & Spitt’s, Inc. and Har-Whit, Inc. in September 1996. In September and October 1997, a new investor group (1997 Group) including Mr. Daniel Dror, our present Chairman and Chief Executive Officer, and certain related parties, gained control of the Company through the following arms-length negotiated transactions with the Company and unaffiliated third parties:

i. Elk International Corporation Limited (Elk), an entity controlled and 99% owned by Mr. Dror's brother and his brother’s children, purchased 50,000 restricted shares of the Company's common stock from the Company at a price of $3.00 per share, Elk was granted an option to purchase 20,000 restricted shares of Company common stock at an exercise price of $2.00 per share from the Company, and Elk purchased 12,000 restricted shares of Company common stock from an individual third party at a purchase price of $3.00 per share. Mr. Dror does not own any interest in, nor has he ever served as an officer or director of Elk, and Mr. Dror disclaims any beneficial interest or ownership in Elk;
ii. Jack R. Talan, a former director of the Company, purchased restricted 5,000 shares of the Company's common stock from the Company at a price of $1.00 per share; and
iii. Daniel Dror & Company, Inc., formerly controlled by Mr. Dror, purchased 2,000 restricted shares of Company common stock from an individual third party at a purchase price of $3.00 per share.The sole shareholder of Daniel Dror & Company, Inc. is Daniel Dror II 1976 Trust. The beneficiary of this trust is Daniel Dror II, the adult son of Daniel Dror. Mr. Dror disclaims any beneficial interest in and is not trustee of the Daniel Dror II 1976 Trust.

At the closing of these transactions involving the 1997 Group, the Company had two operating subsidiaries, Pitt's & Spitt's, Inc. and Har-Whit, Inc. The 1997 Group elected a new board of directors, appointed current management, and appointed Mr. Dror as our Chairman of the Board and Chief Executive Officer. In December 1997, the name of the Company was changed to Energy Drilling Industries, Inc. In June 1998, the Company changed its name to American International Industries, Inc.

In January 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 100,000,000 (before reverse split) and to authorize 10,000,000 preferred shares. In September 1998, the Company amended its Articles of Incorporation to increase its authorized common shares to 200,000,000 (Common Stock).

Effective June 30, 2002, the Company's shareholders authorized a 1 for 100 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this reverse stock split. In addition, the Company amended its Certificate of Incorporation to decrease the number of authorized shares from 200,000,000 to 2,000,000 for common shares and from 10,000,000 to 100,000 for preferred shares.

Effective with the re-capitalization, the Company common stock began trading on the OTC Bulletin Board under the new symbol "AMIN".

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and our telephone number is (281) 334-9479. Our operations as a holding company and those of our subsidiaries, Brenham Oil & Gas, Inc., T. R. E. Enterprises, Inc., and Unlimited Coatings Corporation, are conducted from this   facility. See Item 2, Description of Property, below. As of March 17, 2003, the Company, excluding its subsidiaries, employed eight persons, on a full-time basis, none of which are covered by a collective bargaining agreement.

Brenham Oil & Gas, Inc.

In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation, incorporated in November 1997 (Brenham), for 60,000 shares of Common Stock. The capital stock of Brenham was purchased  from Daniel Dror II 1976 Trust (DDII76Trust). At the time of the transaction, Mr. Dror was the trustee of the DDII76Trust, but he has never had any ownership interest in such trust, the sole beneficiary being Mr. Dror's adult son. Mr. Dror is no longer the trustee of the trust. Brenham's sole asset was, and remains, an oil and gas royalty interest, which was owned by the DDII76Trust prior to December 1995. The mineral rights, which gave rise to the royalty interest, were retained by the DDII76Trust in a real estate sale transaction. The entire cost basis which the DDII76Trust had in that property was attributed to the property, which was sold and therefore no basis is attributed to the mineral interest. Brenham is located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive office.

T. R. E. Enterprises, Inc.

In December 1997, the Company in consideration for 100,000 shares of our Common Stock, purchased all of the capital stock of T. R. E. Enterprises, Inc. (TREE), f/k/a Texas Real Estate Enterprises, Inc. TREE is  a Texas corporation, incorporated in March 1996. The Company purchased TREE from Elk, which is controlled by Mr. Dror's brother. As stated above, Mr. Dror has no interest in Elk. The Company also purchased G.C.A. Incorporated (GCA) which entity was wholly owned by an unrelated third party individual for 60,000 shares of our Common Stock. TREE and GCA are collectively referred to in this Annual Report on Form 10-KSB as TREE. In May 1998, the Company through TREE issued 80,000 shares of our Common Stock to Daniel Dror & Company, Inc. (DD&Company), which, at the time of the transaction, was controlled by Mr. Dror, in exchange for additional real estate. As stated above, Mr. Dror is no longer affiliated with DD&Company. In June 1998, the Company through TREE purchased all of the capital stock of MidTowne Properties, Inc., (now MidCity Houston Properties, Inc.) (MidCity) for 11,000 shares of our Common Stock, from two parties, one of which was the DDII76Trust, which received 6,600 shares of our Common Stock. The other 4,400 shares which were issued to an unaffiliated third party. In December 1998, because the appraisals on the properties exceeded the preliminary values of the properties as estimated by the parties to the transaction, the Company authorized the issuance of an additional 10,000 shares of our Common Stock, of which DD&Company, was issued 6,000 shares and the unaffiliated party was issued 4,000 shares. The purchase price of TREE, GCA, MidCity, and the additional property at the dates of the transactions was originally based on the fair market value of the assets acquired, as determined by independent, certified appraisals. Management believed at that time, and relying upon the advice of its former independent accounting firm, that this was the correct method of valuation and that the terms of the purchases were fair and reasonable based on such appraisals. We filed amendments to our Annual Report for fiscal 1999 to include restated financial statements for 1998 and 1999 because MidCity was acquired from an entity under common control. We accounted for the acquisition of MidCity at the carry-over historical cost basis. TREE is located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive office.

Effective June 4, 2002, the Company’s real estate subsidiaries sold approximately 63% of its inventory, classified as available-for-sale real estate to an unaffiliated third party,  SurgiCare, Inc. (AMEX Symbol: SRG). The total consideration for the sale of real estate was $6,000,000, and the cost basis was $560,624. The transaction resulted in a gross profit of $5,439,376. The consideration of $6,000,000 was evidenced by 1,200,000 shares of SRG’s Series AA Preferred Stock. The Series AA Preferred Stock may be redeemed, in whole or in part, at any time prior to its redemption date, at the option of SRG, at a redemption price is $5.00 per share.

On December 3, 2002, the Company and SRG agreed to convert 300,000 SRG Series AA Preferred shares into 3,658,537 shares of SRG common stock. SRG has the option to redeem the remaining 900,000 Series AA Preferred issued to AMIN as follows: 300,000 shares on June 1, 2004, and 300,000 shares on June 1 of each of the following two years by payment of $1,500,000 each year. In the alternative, SRG may elect to issue to AMIN a number of SRG common shares, based on the average closing bid price for the twenty trading days prior to redemption, but not less than $ 0.41 per share.

Northeastern Plastics, Inc.

In June 1998, we entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation incorporated in December 1995 (Acqueren). Acqueren owned 100% of its subsidiary, Northeastern Plastics, Inc., a New York corporation, incorporated in January 1986 (NPI). The purchase agreement provided for the issuance of 67,500 shares of our Common Stock to the two largest shareholders of Acqueren in exchange for approximately 55% of the outstanding capital stock of Acqueren, and provided for the remaining shareholders of Acqueren to be issued 200,000  shares or approximately 0.25 shares of our Common Stock for each share of Acqueren common stock exchanged (these remaining shares of Acqueren common stock had been issued pursuant to a private placement and included a warrant to purchase one share of Acqueren common stock, which is included in the above share exchange). The transaction was closed effective July 1, 1998. Based upon the estimated fair market value of the restricted shares that were issued in this transaction ($8.00 per share at date of acquisition), the total purchase consideration for Acqueren was approximately $2,140,000. Based on the representations made to us at the time of the transaction, management believed the terms of the acquisition was fair and reasonable, and was based on arms-length negotiations with unaffiliated third parties. NPI is located at 11601 Highway 32 in Nicholls, Georgia 31554. Its telephone number is (912) 345-2030.

Marald, Inc. - Unlimited Coatings

Effective January 1999, the Company purchased all of the capital stock of Marald, Inc., doing business as Unlimited Coatings, in exchange for 35,000 restricted shares of our Common Stock, valued at fair market value of approximately $652,000 at $0.19 per share, plus a finders fee of $45,000, paid in part to a party related to Mr. Dror. In addition, under the terms of the acquisition agreement, we agreed to provide chemicals at a discount to Toro Spray-On Liners, Inc., an entity partially-owned by the above-related party. This acquisition was accounted for as a purchase.

Effective June 5, 2002, the Company sold, through its majority owned subsidiary UCCC 100% of its investment in Marald, Inc. for total consideration of $725,000. The $725,000 received consisted of $225,000 in cash and one long-term note of $300,000 and a second long-term note of $300,000. We recorded  a $100,000 valuation reserve due to a note provision allowing satisfaction by a payment of $200,000 for early retirement of the note. The Company recorded a loss on the sale in the amount of $179,608, based upon our basis at June 5, 2002. Marald, Inc. had annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

Unlimited Coatings Corporation (UCCC)

In May 1999, the Company purchased for investment purposes, 400,000 unrestricted shares (giving effect to a 1 for 5 reverse split) of UCCC f/k/a World Wide Net, Inc. for a total of $300,000, representing 20% of the total outstanding common shares of UCCC. At the date of the transaction, UCCC was an inactive, non-operating public company, with shares subject to quotation on the Pink Sheets, and having only nominal assets.

On September 12, 1999, we signed an agreement to acquire 3,100,000 restricted shares of UCCC from UCCC, constituting approximately 60.8% of the then total of 5,100,000 issued and outstanding  shares of UCCC. We acquired the 3.1 million UCCC shares in exchange for 100% of the shares of Modern Film Effects, Inc., d/b/a Cinema Research Corporation (CRC). Prior to this transaction, UCCC had only nominal assets and had no operations during the three prior years. The investment in UCCC was recorded at the historical cost basis of CRC at the effective date of the transaction. As a result of the fact that the purchase of the 3.1 million shares in September 1999 resulted in our ownership of a majority of UCCC, the Company consolidated UCCC as of September 30, 1999.

During 2000, we increased our interest in UCCC as a result of the transfer of Unlimited Coatings (see Marald above) to UCCC. Our consolidated financial statements for 2000 and 2001 include UCCC. Until October 1, 2000, we had an equity ownership of 61% of UCCC, which increased to 87.4% as a result of the transfer of Unlimited Coatings, as discussed above. See Part III, Item 12, Certain Relationships and Related Transactions, as well as Note 2 to the Notes to Consolidated Financial Statements. UCCC is located at the Company's executive office at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479.

Business Operations of Brenham Oil & Gas, Inc.

Brenham's sole asset consists of oil, gas, and mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas. Anadarko Petroleum Corporation currently leases the royalty interest for a term continuing until the covered minerals are no longer produced in paying quantities from the leased property. Royalties on the covered minerals produced are paid to Brenham as follows: (i) for oil and other liquid hydrocarbons, the royalty is one-sixth of such production; and  (ii) for gas (including casing head gas) the royalty is one-sixth of the net proceeds realized by Anadarko on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, Brenham is entitled to shut-in royalties of $1.00 per acre of land for every ninety-day period within which one or more of the wells on the leased premises, or lands pooled therewith, are capable of producing in paying quantities, but such wells are either shut-in or production is not being sold. Currently, Brenham is not actively seeking further royalty agreements. Brenham is operated from our office in Kemah, Texas.

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

Government Regulation

As stated previously, Brenham's profitability is dependent on Anadarko's profitability. As various state and federal authorities regulate Anadarko there is no assurance that Anadarko's profitability, and therefore Brenham's profitability, will not be adversely affected. As Brenham owns a royalty interest on the subject land, it is not directly responsible for any costs in connection with environmental laws, nor is it subject to penalties for non-compliance with any such laws.

Employees

As of  March 17, 2003, Brenham had no full-time employees and its business is conducted from our office in Kemah, Texas.

Business Operations of T. R. E. Enterprises, Inc.

TREE and its wholly owned subsidiary MidCity owned seven tracts of land in Harris, Chambers, and Galveston Counties in Texas. See Item 2. Description of Property. TREE is operated from our office in Kemah, Texas.

Effective June 4, 2002, the Company’s real estate subsidiaries sold approximately 63% of its inventory, classified as available-for-sale real estate to an unaffiliated third party,  SurgiCare, Inc. (AMEX Symbol: SRG). The total consideration for the sale of real estate was $6,000,000, and the cost basis was $560,624. The transaction resulted in a gross profit of $5,439,376. The consideration of $6,000,000 was evidenced by 1,200,000 shares of SRG’s Series AA Preferred Stock. The Series AA Preferred Stock may be redeemed, in whole or in part, at any time prior to its redemption date, at the option of SRG, at a redemption price is $5.00 per share.

On December 3, 2002, the Company and SRG agreed to convert 300,000 SRG Series AA Preferred shares into 3,658,537 shares of SRG common stock. SRG has the option to redeem the remaining 900,000 Series AA Preferred issued to AMIN as follows: 300,000 shares on June 1, 2004, and 300,000 shares on June 1 of each of the following two years by payment of $1,500,000 each year. In the alternative, SRG may elect to issue to AMIN a number of SRG common shares, based on the average closing bid price for the twenty trading days prior to redemption, but not less than $ 0.41 per share.

The remaining property is undeveloped commercial property that was transferred from TREE to the Company. Such property is available for sale and is being actively marketed. Management will continue to explore opportunities to sell or develop the property, if such possibilities are presented. At this time no development plans are being considered, but several opportunities to sell the property are being pursued. Management is actively negotiating the potential purchase of additional properties.

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

Employees

As of March 17, 2003 TREE had no full-time employees and its business is conducted from our office in Kemah, Texas.

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

Business Operations of Northeastern Plastics, Inc.

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

The Mechanix Choice brand of booster cables was introduced in 1995, and its products are currently available at Family Dollar, Dollar Tree, and Victor Automotive Products, among others. NPI's Bitty Booster Cable brand of booster cables is currently distributed in the automotive after-market and through well-established food and drug retail channels.

NPI's consumer durable electrical products include flood light kits, clamp on lamps, household extension cords, tri-tap extension cords, heavy-duty extension cords, night-lights, and surge protection devices. All of NPI's consumer durable electrical products are UL Listed.

Beginning in late 1996, management changed its business strategy, and began to target what it believed to be the less competitive food and drug and variety retail industry. By adding more food and drug related items such as power strips, multiple outlet devices, cord sets, and night lights, NPI has been able to enter the consumer durables market at such locations as Family Dollar Stores, and Dollar Tree Stores.

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

NPI also sells a substantial portion of its products under a direct import program (D/I program). The D/I program offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders. NPI can also arrange for the complete turn key deliveries of its products to its customer’s place of business in the United States. Under a turnkey D/I program, NPI arranges, at an additional cost to its customers, on site factory inspections of the goods prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. Currently, management estimates that 70% of sales are made through the use of its D/I program. Management believes the D/I program provides its customers the most cost-effective means of obtaining large volumes of products. The average volume of NPI's direct import shipments are substantially larger than its warehouse shipments (management estimates that D/I program orders average a minimum of $40,000 to a high of $1,200,000, as compared to warehouse shipments which average $1,200). However, NPI is unable to realize the same gross profit margins on D/I program orders, as compared to warehouse shipments. Management estimates that D/I program gross profit margins range from a low of 8% to a high of 19%, while the gross profit margins on its warehouse sales range from a low of 19% to a high of 40%.

During our fiscal years ended December 31, 2002 and 2001 Family Dollar Stores, Ocean State Jobbers and Dollar Stores accounted for a significant portion of NPI's revenues. There is no assurance that NPI will be able to retain these customers, and the loss of any of these customers may have an adverse effect on NPI.

Competition

In the safety product category of the automotive after-market, of which a substantial portion of NPI's products fall, NPI competes against a large number of suppliers many, of which have far greater financial resources than NPI. In addition, management has seen little movement between suppliers at major national retailers, and as such, NPI's ability to increase market share will be limited. Management believes its primary competitors in the safety products market include General Cable, Coleman Cable, East Penn, Champion, and many other producers and importers. Based on current sales, management believes its market share of this safety product category to be approximately 4%. There can be no assurance that NPI will be able to successfully compete in this marketplace. In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. Management believes its primary competitors in the consumer durables market include Pacific Electricord Company, Woods Wire, General Cable, Coleman Cable, and various other producers. Based on current sales, management believes its market share of the consumer durables electrical product market to be approximately 1.4%. There can be no assurance that NPI will be able to successfully compete in this marketplace.

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

Employees

As of  March 17, 2003, NPI employed five persons, on a full-time basis, including management, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

NPI currently operates from one facility in Nicholls, Georgia. Its facility is 30,000 square feet and is leased for $3,395 month.

Business Operations of Marald, Inc.

Effective June 5, 2002, the Company sold, through its majority owned subsidiary UCCC 100% of its investment in Marald, Inc. for total consideration of $725,000. The $725,000 received consisted of $225,000 in cash and one long-term note of $300,000 and a second long-term note of $300,000. We recorded   a $100,000 valuation reserve due to a note provision allowing satisfaction by a payment of $200,000 for early retirement of the note. The Company recorded a loss on the sale in the amount of $179,608, based upon our basis at June 5, 2002. Marald, Inc. had annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

No Business Operations in Unlimited Coatings Corporation (UCCC)

As stated above, during 2000, we increased our interest in UCCC as a result of the transfer of Unlimited Coatings (see Marald above) to UCCC. Our consolidated financial statements for 2000 and 2001 include UCCC. Until October 1, 2000, we had an equity ownership of 61% of UCCC, which increased to 87.4% as a result of the transfer of Unlimited Coatings, as discussed above. UCCC is located at the Company's executive office at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479. At present there are no operations conducted by UCCC.

ITEM 2. DESCRIPTION OF PROPERTY

The Company during the year ended December 31, 2002 operated Brenham, TREE and UCCC from its executive office in Kemah, Texas. See Item 1. The Company's executive offices of 1380 square feet are leased from an unaffiliated third party for $1,335 per month, which lease expires in May 2004. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

The Company holds undeveloped commercial property for sale, although management may pursue, without a vote of shareholders, development opportunities it believes to be economically favorable. At the present time, the Company has no plans to develop any of its property. Management is evaluating several proposals regarding the potential sale of the property; however, there is no assurance that any of those proposals will be accepted or completed.

Property Description and Location: 286 acres, State Highway 146, Dickinson, Galveston County, Texas, 1 acre, Greens Road, Houston, Harris County, Texas.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to Item the Company's Form 10-QSB filed on August 16, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low bid prices of our shares on the NASDAQ OTC:BB for the last two fiscal years and as of the most current date. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. Prices are adjusted to reflect the 1 for 100 reverse stock split effective June 30, 2002 and symbol change to AMIN. The Company has submitted its application with the American Stock Exchange for the purpose of having its shares listed on the AMEX. While there can be no assurance, the Company anticipates that the listing application will be approved following the filing of this Form 10-KSB.

Fiscal Year 2001	High	Low
First Quarter Ending March 31,*	$6.00	$3.00
Second Quarter Ending June 30,	$7.00	$4.00
Third Quarter Ending September 30,	$6.00	$3.00
Period Ending December 31,	$5.00	$2.00

Fiscal Year 2002
First Quarter Ending March 31,	$3.90	$2.50
Second Quarter Ending June 30,	$3.50	$1.50
Third Quarter Ending September 30,	$4.25	$1.20
Period Ending December 31,	$1.55	$7.50

Fiscal Year 2003
Period Ending March 17, 2003	$3.20	$4.35
* The Company's shares were quoted on the pink sheets from November 4, 1999 until March 20, 2001, following which the Company's shares were subject to quotation on the NASDAQ OTC:BB.

The Company believes that as of March 17, 2003, there were approximately 1,030 record owners of its Common Stock.

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

Recent Sales of Unregistered Securities

The following information sets forth certain information for all securities the Company issued and sold during the past three years without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The Company believes that all of the issuance’s and sales of unregistered securities during the past three years, as set forth below, were based upon the average closing bid price of its shares during the five day period prior to the issuance.

Securities Issued for Cash

1. In January 2000, the Company issued Mr. Erick Friedman, a director until August 2002, 25,000 shares of Common Stock for an aggregate of $40,000, or a price of $1.60 per share, the fair market value of its Common Stock and based upon the average closing bid price of the shares during the five-day period prior to the date of issuance. In January 2001 the Company issued to Mr. Friedman 5,000 shares of Common Stock for an aggregate of $20,000, or a price of $4.00 per share. In June 2001 the Company issued to Mr. Friedman an additional 5,000 shares of Common Stock for an aggregate of $20,000, or a price of $4.00 per share.

2. On May 17, 2000, Elk International Corporation Limited and the Company agreed to convert $250,000 of debt owed to Elk  into 150,000 shares of Common Stock which transaction was amended on December 12, 2000, to provide for the issuance of 62,500 shares of Common Stock (or an adjusted price of $4.00 per share). Additionally, on May 17, 2000, the Company sold 150,000 shares to Elk for consideration of  $250,000. This transaction was also amended on December 12, 2000, effective as of May 17, 2000, to provide for the sale of 62,500 shares of Common Stock instead of 150,000 shares of Common Stock (or an adjusted price of $4.00 per share).

3. On  June 12,  2000, the Company sold 100,000 shares of Common Stock  to the Daniel Dror II Trust of 1998 for an aggregate of $200,000 or a purchase price of $2.00 per share. The transaction was amended on December 12, 2000, as of June 12, 2000 to provide for the sale of 36,364 shares of Common Stock (or an adjusted purchase price of $5.50 per share).

4. In December 2002, the Company sold 5,000 shares to a former director for cash consideration of $10,000.

The Company believes transactions listed under Securities Issued for Cash were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. In addition, the purchasers described above were accredited investors (as that term is defined in Rule 501(a)(3) promulgated under the Act).

Securities Issued for Services Rendered

1. In April 2001 the Company issued as non-cash compensation, 1,000 restricted shares of common stock to Daniel Dror, the Company's chairman and CEO and 1,000 shares each to Erick Friedman and Charles R. Zeller, directors. Mr. Friedman resigned as a director in August 2002. The 3,000 shares were valued at $4.00 per share, the closing bid price of the shares on April 5, 2001.

2. In November 2001 the Company issued 10,000 shares of common stock, valued at $3.00 to CR Capital Services, Inc., for continuing services related to corporate securities compliance matters since January 2001.

3. In February 2002, John W. Stump III was awarded 2,000 shares of common stock, valued at $3.00 for services as an officer.

4. In June, 2002 at total of 5,000 shares were awarded to officers and directors, valued at $3.00.

5. In September 2002 a special bonus was issued to a director and two employees, granting 34,650 shares, at a value of $1.50, based upon the closing bid price on the date of the issuance.

The Company believes transactions listed under Securities Issued for Services Rendered were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the recipients were either: (a) accredited investors due to their positions with the Company as officers and directors, or (b) sophisticated persons with specific knowledge of the Company and with general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Securities Issued in Acquisitions

See Note 2 to the Notes to Consolidated Financial Statements for further disclosure regarding acquisitions.

1. Effective January 2, 2001 the Company issued 20,000 shares of Common Stock valued at $3.00 related to the purchase of Houston Downtown Properties, Inc. The valuation of the shares was based upon the closing bid price of the shares on the date of issuance.

The Company believes transactions under Securities Issued in Acquisitions were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the recipients described above were accredited investors (as that term is defined in Rule 501(a)(3) promulgated under the Act).

Securities Issued in Satisfaction/Settlement

1. In October 2000 the Company issued a total of 70,600 shares in the name of a former unrelated minority owner of 40% of MidTowne, together with   $70,000 cash and the 8,400 shares previously issued to such former owner, to be held by an escrow agent, pending settlement of a dispute.  The value of the shares on 70,600 shares was $353,000.  Following the settlement, on January 15, 2001  Elk, purchased the 70,600 restricted shares issued in October 2000 and the 8,400 restricted shares previously issued by payment to the escrow agent of $400,000 or a price of $5.00 per share.  The Company has charged as an expense the amount of $423,000 under the line item Deemed Dividends because of the affiliated nature of the transaction.

2. January 2002 the Company issued 7,500 restricted shares of common stock valued at $3.00 to Jacob International, Inc. in connection with the termination of a consulting agreement.

3. In September 2002, in settlement of certain claims 15,000 restricted shares valued at $2.00 were issued to Metro Associates Ltd. and William Dartmouth.

The Company believes transaction listed under Securities Issued in Satisfaction/Settlement were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Company is a holding company, which currently has three wholly owned operating subsidiaries. TREE is in the Real Estate business, acquiring and marketing properties, which are available for resale and actively being marketed. Brenham has a royalty interest in a producing gas well. NPI is a supplier of automotive after-market products and consumer durable goods.

The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

We intend to continue our efforts to grow through the acquisition of additional and complimentary businesses and by expanding the operations of our various businesses. We will evaluate whether additional and complimentary businesses can be acquired at reasonable terms and conditions, at attractive earnings multiples and which present opportunity for growth and profitability. These efforts will include the application of improved access to financing and management expertise afforded by synergistic relationships with the Company and its subsidiaries. Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the projected growth in earnings and cash flows are attainable and consistent with minimum expectations to yield desired returns to investors, and that management is capable of guiding the growth of operations, working in concert with others in the group to maximize opportunity. Periodically as opportunities present themselves, we may sell or merge the subsidiaries in order to bring value to the holding company and our shareholders and to enable the Company to acquire larger companies.

We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities. Some or all of which could have a material adverse effect on our business, financial condition and results of operations. The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. It is our current intention to finance future acquisitions by using shares of our common stock and other forms of financing as the consideration to be paid. In the event that the common stock does not have and maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to seek other forms of financing in order to proceed with our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

New Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interest’s method. The Company has consistently applied the purchase method of accounting for business combinations. SFAS No. 142 also refines the definition of intangible assets acquired in a purchase method business combination.

SFAS No. 142 introduced the concept of indefinite life intangible assets, eliminates the amortization of goodwill effective January 1, 2002, and requires an annual testing of goodwill balances for impairment, with write-downs to reflect such conditions as might arise. As required under the new rules, we conducted testing of intangibles as of January 1, 2003 and determined there is no impairment of goodwill. The impact to future period’s net income will be the discontinuation of goodwill amortization, offset by any adjustments for impairment as may be appropriate. The financial statements for 2001 reflect a full year’s amortization of goodwill, while the current year includes no such amortization.

Results of Operations

Consolidated

Year Ended December 31, 2002 Compared With the Year Ended December 31, 2001. The net sales for the year ended December 31, 2002 were $13,378,040 as compared to $10,828,490 for December 31, 2001.

The sales by our segments were as follows: Industrial/Commercial had sales of $6,040,523 for the year ended December 31, 2002 compared to $10,368,798 for the year ended December 31, 2001. Our Industrial/Commercial segment consisted of  NPI, and Marald, Inc. until May 31, when Marald was sold. The prior year industrial segment numbers included the operations of Har-Whit until March 31, 2001, when we sold Har-Whit/Pitt's and Spitt's, Inc., to Oxford Knight International, Inc., an unaffiliated third party. Our Oil and Gas segment reported no revenues in 2002 and in 2001. Our Real Estate segment had revenues of $6,067,116 in 2002 compared to $459,692 in 2001. Our corporate segment, which consisted of the holding company, had no revenues in either year.

Cost of sales for the year ended December 31, 2002 was $6,817,904 compared to $8,630,198 for the year ended December 31, 2001. The gross margins for the respective years were 49.0% and 17.4%. The Industrial/Commercial segment posted an operating income of $243,380 for the current year as compared to the $217,101 operating income of the prior year. The Real Estate segment reported operating income of $5,503,191 for 2002, having posted an operating income of $312,144 the prior year. Oil & Gas operating losses for 2002 amounted to $266, while the prior year operating loss was $8,860. Corporate expenses for 2002 of $1,286,158 compare to $859,932. Consolidated SG & A expenses for the year ended December 31, 2002 were $2,099,989 compared to $2,223,961 for 2001.

Total other expense was $2,389,696 in 2002 compared to other income of $1,900,472 for 2001. The total other expense is principally related to the provision of valuation adjustments against the notes receivable, while the income in 2001 was principally attributable to the gain on the sale of Har-Whit.

NPI

During the year 2002 NPI generated net sales of $6,040,523 compared to $7,152,084 during the previous year. NPI is highly reliant upon a small customer base, with over 85% of its sales being generated through its top five customers. There is significant risk in having such a large portion of revenues concentrated to this extent. The loss of a single customer could have a significant adverse impact to the Company. The sales of NPI have historically been subject to sharp seasonal variation in levels of activity. Another significant trend influencing the activities of NPI has been the increase in the percentage of large orders direct shipped to customers. Order size is a factor in pricing and larger orders typically sustain lower margins than those of smaller orders shipped from the NPI warehouse. Margins on sales for 2002 averaged 13.3% compared to 17.5% during the prior year. Operating expenses during the year 2002 of $573,235 compared favorably to the $816,853 experienced during the prior year. NPI generated operating income of $222,422 during 2002 as compared to $211,160 last year.

TREE

Effective June 4, 2002, the Company’s real estate subsidiaries sold approximately 63% of its inventory classified as available-for-sale real estate to SurgiCare, Inc. (AMEX Symbol: SRG) for total consideration of $6,000,000. SRG's principal business is as an operator of ambulatory surgical centers. The real estate subject to the sale had a cost basis of $560,624, which resulted in a gross profit on the sale in the amount of $5,439,376. The consideration received consists of 1,200,000 shares of SRG’s Series AA Preferred Stock. On December 3, 2002, the Company and SRG agreed to convert 300,000 SRG Series AA Preferred shares into 3,658,537 shares of SRG common stock. SRG has the option to redeem the remaining 900,000 Series AA Preferred issued to AMIN as follows: 300,000 shares on June 1, 2004, and 300,000 shares on June 1 of each of the following two years by payment of $1,500,000 each year. In the alternative, SRG may elect to issue to AMIN a number of SRG common shares, based on the average closing bid price for the twenty trading days prior to redemption, but not less than $0.41 per share.

The remaining property is undeveloped commercial property. Such property is available for sale and is being actively marketed. Management will continue to explore opportunities to sell or develop the property, if such possibilities are presented. At this time no development plans are being considered, but several opportunities to sell the property are being pursued. Management is actively negotiating the potential purchase of additional properties. The Real Estate operations of the Company have contributed significant profits and Management is currently evaluating several prospects to sell existing property and to acquire properties, which appear to present opportunity for future profits.

Loss on Sale of Subsidiary

Effective June 5, 2002, the Company sold, through its majority owned subsidiary, UCCC, 100% of its investment in Marald, Inc., for total consideration of $725,000. The $725,000 received consists of $225,000 in cash and one long-term note of $300,000 and a second long-term note of $300,000. The second long-term note was recorded with a $100,000 valuation reserve due to a provision, which allows for a payment of $200,000 for early retirement of this note. The Company recorded a loss on the sale in the amount of $179,608. Marald, Inc. had revenues of $1,270,401 and generated operating income of $17,045 during the current year and annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

Effective March 30, 2001 the Company sold its 100% interest in Har-Whit/Pitt’s & Spitt’s, Inc. (HWPS) to Oxford Knight International, Inc. (OKTI). As part of the consideration the Company received two secured 5 year promissory notes with 8.5 % interest in the amount of $1,000,000 each, and 10,000,000 shares of restricted common stock of OKTI. The notes are secured by the real estate and improvements thereon, by all machinery and equipment, and all assets sold, including all shares of HWPS and the personal guarantees of the principals of OKTI. The valuation of the consideration received at that time was $2,500,000. The Company recorded a gain of the transaction in the amount of $1,555,435. During the first quarter of 2001, prior to its sale HWPS had sales of $324,435, cost of sales of $219,489 and sustained an operating loss of $54,726.

The Company believed throughout the fiscal year 2002 that the two secured notes received in consideration for HWPS was fully collectible due to the security agreements, mortgages, and personal guarantees. However, as a result of the decline in the share price of the OKTI shares, the Company recorded a reserve of $450,000 attributable to these shares during 2002. On January 16, 2003 the Company, the OKTI principals and their related entities entered into written agreements containing representations and warranties to the Company regarding previous agreements and the secured promissory notes in the amount of $2,000,000 plus all accrued interest. Shortly thereafter, a default occurred based upon the previous agreements and agreements of January 16, 2003. Following the default, the Company posted the real estate and its improvements for foreclosure, which resulted in the Company receiving a Deed in Lieu of Foreclosure on January 24, 2003 transferring back to the Company the title to the land, building and improvements. This Deed in Lieu of Foreclosure did not release any obligations to the Company on underlying the two secured notes. The real estate received by Company was subject to a first lien held by the Southwest Bank of Texas in the amount of $388,793. The real estate has been brought back to the financial statements at the original basis before it was sold, less depreciation for 2002 and 2001. Following the year ended December 31, 2002, the Company elected to establish evaluation adjustments to write off the remaining balance of the long term notes, as well as the value of the original 10,000,000 restricted shares of OKTI received in the sale. As a result of our management’s determination regarding the business and financial conditions of OKTI and HWPS the entire balance of the secured promissory notes receivable has been written off. The Company is aggressively pursuing its interest in seeking recovery of the full amounts owed under the secured notes and all other obligations owed to the Company. Further, the Company believes that it has available recourse against certain collateral including equipment and business trademarks transferred as part of the original sale, as well as personal guarantees of the principals of the obligors. In order to take a conservative accounting treatment the Company has elected to write off all balances due on the two secured notes. Should additional recovery be realized through any collection actions which we intent to aggressively pursue, any income would be recognized at that time.

Net Income and Comprehensive Income

Consolidated net income of $2,102,024 for the year ended December 31, 2002 compares to a net income of $1,480,981 for the year ended December 31, 2001. An unrealized loss of $100,000 reduces the 2001 Comprehensive income to $1,380,981.

Liquidity and Capital Resources

Total assets at December 31, 2002 and 2001 were $11,167,149 and $7,928,541 respectively. Total liabilities at December 31, 2002 were $3,043,422 compared to $2,409,046 at December 31, 2001 The increase in total liabilities was principally attributable to the recording the mortgage related to the Har-Whit property, as well as additional advances from related parties.

At December 31, 2002 our working capital was $8,008,868 compared to $3,365,475 at December 31, 2001. The improvement in working capital results largely from the increased current assets generated through the sale of real estate.

Net cash inflow in 2002 was $367,899 compared to a total cash outflow of $167,753 in 2001. Cash flows used by operating activities were $510,249 in 2002 compared to $139,079 in 2001. Cash flows from investing activities during 2002 provided $166,831, while investing activities used $652,144 during 2001.

Cash flows provided by financing activities during 2002 were $803,570 as compared to $623,470 during 2001.

The Company, in December, 2001 entered into a Revolving Credit arrangement with Elk, under which Elk agreed to advance up to $1,000,000, from time to time, as required by the Company. The Company granted to Elk a security position in its assets and will be required to repay such amounts drawn under the agreement, in full and with interest at prime, on or before July 5, 2003. The parties agreed to a temporary increase in the amount available under the financing agreement to $1,500,000 and to extend the agreement until July 5, 2005. Management believes such arrangement will provide sufficient financing and has no commitments for any additional financing. At December 31, 2002 the Company owed Elk $1,270,423 under the Revolving Credit Note. On February 26, 2003 the company issued 129,762 shares of Common Stock to Elk to convert $300,000 principal and $30,893 interest due through December 31, 2002 on the Revolving Credit Note. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

During the years 2002 and 2001 we entered into transactions involving the sale of restricted  shares of Common Stock to Elk, and Elk converted debt into equity as discussed in (i) below. We also sold restricted shares of Common Stock to the DDII Trust98 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:

(i) On May 17, 2000 the Company and Elk agreed that Elk would convert $250,000 of debt owed to Elk into 150,000 restricted shares of Common Stock, which conversion was based upon a price of $1.66 per share. On December 12, 2000, the conversion price was adjusted to $4.00 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. Consequently the number of shares issued to Elk upon the conversion was adjusted from 150,000 shares of Common Stock to 62,500 shares of Common Stock. In addition, On May 17, 2000 the Company sold to Elk 150,000 shares of Common Stock for cash consideration of $250,000 or $1.66 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000, as of May 17, 2000, to a price of $4.00 per share, the closing bid  price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 150,000 shares to 62,500 shares. The Company and Elk agreed to a two-year lock-up of the restricted shares without registration rights, and the waiver of the availability to Elk of Rule 144 under the Act to resell these shares. The Company expects to be funded from time to time by Elk in amounts necessary to assist the Company in its working capital requirements.

(ii) On June12, 2000 the Company sold to the Daniel Dror II Trust of 1998 (DDIITrust98) 100,000 restricted shares of Common Stock for cash consideration of $200,000 or a purchase price of $2.00 per share. The closing price of the shares of Common Stock reported on the pink sheets on June 12, 2000 was approximately $5.50 per share. The Company and the DDIITrust98 agreed to a two-year lock-up of the restricted shares, without registration rights or the availability of Rule 144 under the Act to sell the shares. The price per share of this transaction was also adjusted on December 12, 2000, as of June 12, 2000, to a price of $5.50 per share, the price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 100,000 shares to 36,363 shares.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

R. E. Bassie & Co.
Certified Public Accountants

6776 Southwest Freeway, Suite 580
Houston, Texas 77074-2115
Tel: (713) 266-0691 Fax: (713) 266-0692
E-Mail: Rebassie@aol.com

Independent Auditors’ Report

The Board of Directors and Stockholders

American International Industries, Inc.:

We have audited the consolidated balance sheets of American International Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ R. E. Bassie & Co.

Houston, Texas

February 28, 2003

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash	$909,648	$541,749
Certificate of deposit	300,000	235,340
Trading securities	1,515,600	28,800
Available-for-sale securities	4,500,000	550,000
Accounts receivable, less allowance for doubtful accounts of
$18,217 in 2002 and $321,468 in 2001	487,779	724,518
Accounts receivable from related parties	441,335	448,639
Inventories	618,783	1,009,777
Real estate held-for sale	325,000	885,624
Prepaid expenses and other current assets	1,911	1,020
Total current assets	9,100,056	4,425,467

Note receivable	489,443	1,988,607
Property and equipment, net of accumulated
depreciation and amortization	897,771	203,210
Excess of cost over net assets of businesses
acquired, less accumulated amortization of $205,295 in 2002 and $342,284 in 2001	674,539	1,303,239
Other assets	5,340	8,018
Total assets	$11,167,149	$7,928,541
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$592,395	$947,450
Short-term notes payable	110,000	61,878
Current installments of long-term debt	388,793	59,664
Total current liabilities	1,091,188	1,068,992
Long-term notes payable to related parties	1,474,138	826,338
Long-term debt, less current installments	400,000	388,530
Minority interest	78,096	125,186
Total liabilities	3,043,422	2,409,046

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 100,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized
2,000,000 shares: 1,748,110 shares issued
and 1,745,590 outstanding at December 31, 2002,
1,528,843 shares issued and 1,526,323
shares outstanding at December 31, 2001	1,745	1,526
Additional paid-in capital	18,378,278	17,976,293
Accumulated deficit	(10,222,268)	(12,324,292)
	8,157,755	5,653,523
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Unrealized losses on shares available-for-sale	-	(100,000)
Total stockholders' equity	8,123,727	5,519,495
Commitments and contingent liabilities
Total liabilities and stockholders' equity	$11,167,149	$7,928,541
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2002 and 2001

	2002	2001
Revenues	$13,378,040	$10,828,490
Costs and expenses:
Cost of sales	6,817,904	8,630,198
Selling, general and administrative	1,955,133	2,537,839
Total operating expenses	8,773,037	11,168,037

Operating Income (loss)	4,605,003	(339,547)

Other income (expenses):
Interest income	36,051	132,690
Realized losses on marketable securities available for sale	(614,935)	-
Realized losses on marketable trading securities	(97,100)	-
Unrealized losses on marketable trading securities	(13,200)	(91,200)
Gain (loss) on sale of subsidiary	(179,608)	1,555,435
Gain (loss) on the sale of assets	(37,030)	15,000
Loss on write-off of long-term notes receivable	(1,536,004)	-
Interest expense	(100,378)	(73,316)
Other income	7,652	281,919
Total other income (expenses)	(2,534,552)	1,820,528

Net income from operations before income tax	2,070,451	1,480,981
Provision for income tax	-	-
Net income from operations before minority interest	2,070,451	1,480,981
Minority interest	31,573	-
Net income applicable to common shareholders	$2,102,024	$1,480,981

Net income per common share - basic and diluted:
Net income from operations	$1.28	$0.97
Net income applicable to common shareholders	$1.30	$0.97

Weighted average common shares-basic and diluted	1,611,514	1,522,844

Consolidated statements of comprehensive income:
Net income	$2,102,024	$1,480,981
Unrealized gain (loss) on securities available-for-sale	-	(100,000)
Comprehensive income	$2,102,024	$1,380,981
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2002 and 2001
						Accumulated
						other
			Additional			compre-	Total
	Common Stock		paid-in	Accumulated	Treasury	hensive	stockholders'
	shares	amount	capital	deficit	stock	loss	equity
Balance, December 31, 2000	1,493,324	$1,493	$17,610,322	$(13,805,273)	$(34,028)	$-	$3,772,514

Issuance of restricted shares under
private placement	10,000	10	39,000	-	-	-	40,000
Issuance of restricted shares for services	33,000	33	104,967	-	-	-	105,000
Cancellation of shares	(10,000)	(10)	10	-	-	-	-
Stock issued by subsidiary for
conversion of debt	-	-	221,000	-	-	-	221,000
Unrealized loss on
securities available-for-sale	-	-	-	-	-	(100,000)	(100,000)
Net income	-	-	-	1,480,981	-	-	1,480,981
Balance, December 31, 2001	1,526,324	$1,526	$17,976,289	$(12,324,292)	$(34,028)	$(100,000)	$5,519,495

Issuance of restricted shares for services	64,150	64	150,644	-	-	-	150,708
Issuance of shares for services	150,000	150	241,350	-	-	-	241,500
Issuance of restricted shares under
private placement	5,000	5	9,995	-	-	-	10,000
Unrealized loss on
securities available-for-sale	-	-	-	-	-	100,000	100,000
Rounding difference related to reverse stock split	116	-	-	-	-	-	-
Net income	-	-	-	2,102,024	-	-	2,102,024
Balance, December 31, 2002	1,745,590	$1,745	$18,378,278	$(10,222,268)	$(34,028)	$-	$8,123,727
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income	$2,102,024	$1,480,981
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	35,686	265,285
Common stock issued for services	392,208	105,000
Realized losses on marketable securities available for sale	614,935	-
Realized losses on marketable trading securities	97,100	-
Unrealized losses on trading securities	13,200	91,200
Gain (loss) on disposal of equipment	86,744	(15,000)
Gain (loss) on sale of subsidiary	179,608	(1,555,435)
Provision for uncollectible long-term notes receivable	1,536,004	-
Bad debt expense	-	60,000
Write-off of note payable to related party	-	(250,000)
Purchase of trading securities	(97,100)	-
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Trading securities	(1,500,000)	-
Available-for-sale securities	(4,500,000)	-
Accounts receivable	86,557	317,583
Inventories	275,987	(5,594)
Real estate held for sale	560,624	53,960
Prepaid expenses	(891)	3,231
Other assets	793	(42,565)
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(346,638)	(772,911)
Minority interest	(47,090)	125,186
Net cash used in operating activities	(510,249)	(139,079)

Cash flows from investing activities:
Capital expenditures for property and equipment	(28,973)	(17,270)
Redemption (purchase) of certificates of deposit	(64,660)	(235,340)
Purchase of available for sale securities	-	(150,000)
Proceeds from sale of subsidiary	225,000	-
Proceeds from disposition of assets	5,000	15,000
Receipts of principal payments on long-term notes receivable	10,557	11,393
Accounts and notes receivable from related parties	(72,346)	(246,261)
Cash sold in the sale of subsidiary	-	(29,666)
Net cash provided by (used in) investing activities	74,578	(652,144)

Cash flows from financing activities:
Proceeds from issuance of stock	10,000	40,000
Proceeds from long-term debt	400,000	-
Proceeds from long-term borrowings from related parties	647,800	689,636
Net borrowings (repayments) under lines of credit agreements	38,902	(62,842)
Principal payment on long-term debt	(293,132)	(34,321)
Principal payments on capital lease obligations	-	(9,003)
Net cash provided by financing activities	803,570	623,470

Net increase (decrease) in cash	367,899	(167,753)
Cash at beginning of year	541,749	709,502
Cash at end of year	$909,648	$541,749

Supplemental schedule of cash flow information:
Interest paid	$100,378	$73,316
Taxes paid	$110,489	$167,697
Non-cash transactions:
Conversion of debt for common stock of subsidiary	$-	$221,000
Sale of subsidiaries
Assets received:
Long-term notes receivable	500,000	2,000,000
Available for sale securities	-	500,000
Less commission to be paid	-	(120,000)
Less liabilities assumed	-	(7,000)
Assets and liabilities disposed of:
Cash	-	29,666
Accounts receivable	150,182	144,657
Note receivable	79,650	-
Inventories	115,007	200,480
Prepaid expenses	-	6,470
Property and equipment, net	58,599	1,098,562
Goodwill, net	628,700	14,311
Other assets	1,885	47,362
Accounts payable	(8,417)	(229,044)
Short-term note payable	(100,780)	-
Long-term debt	(20,218)	(494,899)
Net assets disposed of	904,608	817,565
Less consideration received	725,000	2,373,000
Gain (loss) of sale of subsidiary	$(179,608)	$1,555,435
See accompanying notes to consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Industries, Inc. (the "Company" or "AMIN"), a Nevada corporation, operates as a diversified holding company with a number of wholly owned subsidiaries and one majority-owned subsidiary.

Principles of Consolidation

The consolidated financial statements includes the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., Acqueren, Inc., Texas Real Estate Enterprises, Inc., MidCity Houston Properties, Inc., Brenham Oil & Oil, Inc., Marald, Inc., Har-Whit’s/Pitt’s & Spitt’s, Inc. and its majority owned subsidiary, Unlimited Coating Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there is no impairment of such assets at December 31, 2002 and 2001.

Revenue Recognition

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided. The Company recognizes revenue for sale of real estate based on the full accrual method, thus all profit is recognized at the time of sale.

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2001 and 2000, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

Advertising Costs

The cost of advertising is expensed as incurred.

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

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. One customer represented approximately 63% of the Company’s gross trade receivables balance at December 31, 2002.

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

New Standards Implemented

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

These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. An initial impairment test was performed in 2002. The company completed its impairment test and determined that its goodwill is not impaired.

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

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

(2) Divestitures

Marald, Inc.

Effective June 5, 2002, the Company sold, through its majority owned subsidiary Unlimited Coatings Corporation, 100% of its investment in Marald, Inc. for total consideration of $725,000. The consideration received consists of $225,000 in cash and one long-term note receivable in the amount of $300,000, due in monthly installments of $3,484, including interest at 7%, and another long-term note receivable with a face amount $300,000, reduced by a $100,000 valuation reserve due to a provision which allows for a payment of $200,000 for early retirement of the note. Interest and principal on the second note is due October 2007. The Company recorded a loss on the sale in the amount of $179,608, based on the Company's investment in Marald, Inc. in the amount of $904,608 at June 5, 2002. Marald, Inc. had annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

Har-Whit/Pitt’s & Spitt’s, Inc.

Effective March 30, 2001 the Company sold its 100% interest in Har-Whit/Pitt’s & Spitt’s, Inc. (HWPS) to Oxford Knight International, Inc. (OKTI). As part of the consideration the Company received two secured 5 year promissory notes with 8.5 % interest in the amount of $1,000,000 each, and 10,000,000 shares of restricted common stock of OKTI. The notes are secured by the real estate and improvements thereon, by all machinery and equipment, and all assets sold, including all shares of HWPS and the personal guarantees of the principals of OKTI. The valuation of the consideration received at that time was $2,500,000. The Company recorded a gain of the transaction in the amount of $1,555,435. During the first quarter of 2001, prior to its sale HWPS had sales of $324,435, cost of sales of $219,489 and sustained an operating loss of $54,726.

The Company believed throughout the fiscal year 2002 that the two secured notes received in consideration for HWPS was fully collectible due to the security agreements, mortgages, and personal guarantees. However, as a result of the decline in the share price of the OKTI shares, the Company recorded a reserve of $450,000 attributable to these shares during 2002. On January 16, 2003 the Company, the OKTI principals and their related entities entered into written agreements containing representations and warranties to the Company regarding previous agreements and the secured promissory notes in the amount of $2,000,000 plus all accrued interest. Shortly thereafter, a default occurred based upon the previous agreements and agreements of January 16, 2003. Following the default, the Company posted the real estate and its improvements for foreclosure, which resulted in the Company receiving a Deed in Lieu of Foreclosure on January 24, 2003 transferring back to the Company the title to the land, building and improvements. This Deed in Lieu of Foreclosure did not release any obligations to the Company on underlying the two secured notes. The real estate received by Company was subject to a first lien held by the Southwest Bank of Texas in the amount of $388,793. The real estate has been brought back to the financial statements at the original basis before it was sold, less depreciation for 2002 and 2001. Following the year ended December 31, 2002, the Company elected to establish evaluation adjustments to write off the remaining balance of the long term notes, as well as the value of the original 10,000,000 restricted shares of OKTI received in the sale. As a result of our management’s determination regarding the business and financial conditions of OKTI and HWPS the entire balance of the secured promissory notes receivable has been written off. The Company is aggressively pursuing its interest in seeking recovery of the full amounts owed under the secured notes and all other obligations owed to the Company. Further, the Company believes that it has available recourse against certain collateral including equipment and business trademarks transferred as part of the original sale, as well as personal guarantees of the principals of the obligors. In order to take a conservative accounting treatment the Company has elected to write off all balances due on the two secured notes. Should additional recovery be realized through any collection actions which we intent to aggressively pursue, any income would be recognized at that time.

(3) Investment Securities

Trading

The securities are carried at market value, with any changes in market value during the period, included as a component of net income. For the years ended December 31, 2002 and 2001, the Company recognized net decreases in the market value of such equity securities of $13,200 and $91,200, respectively, as components of net income.

As of December 31, 2002 and 2001, the trading securities are as follows:
				2002
				Unrealized		Market
		Cost		Gain (Loss)		Value
SurgiCare, Inc.	$		$		$
3,658,537 shares of common stock		1,500,000		-		1,500,000
New Century Holdings
60,000 shares of common stock		300,000		(284,400)		15,600
		$1,800,000		$(284,400)		$1,515,600

				2001
				Unrealized		Market
		Cost		Gain (Loss)		Value
SurgiCare, Inc.	$		$		$
3,658,537 shares of common stock		-		-		-
New Century Holdings
60,000 shares of common stock		300,000		(271,200)		28,800
		$300,000		$(271,200)		$28,800

Securities Available-for-Sale

In accordance with provisions of SFAS No. 115, the Company’s investment in preferred stock and restricted common stock of a publicly traded company was classified as available-for-sale equity securities and, accordingly, is carried at fair value. For the year ended December 31, 2002, the Company recognized realized losses of $614,935 as a component of net income. For the year ended December 31, 2001, the Company recognized unrealized losses of $100,000 as a component of other comprehensive income.

At December 31, 2002 and 2001, securities available for sale are as follows:

2002
				Unrealized		Market
		Cost		Gain (Loss)		Value
SurgiCare, Inc.	$		$		$
900,000 shares of preferred stock		4,500,000		-		4,500,000
Affordable Telecommunications Technology Corp.
150,000 shares of preferred stock		-		-		-
Oxford Knight International, Inc.
10,000,000 shares of common stock		-		-		-
		$4,500,000		$-		$4,500,000

				2001
				Unrealized		Market
		Cost		Gain (Loss)		Value
SurgiCare, Inc.	$		$		$
900,000 shares of preferred stock		-		-		-
Affordable Telecommunications Technology Corp.
150,000 shares of preferred stock		150,000		-		150,000
Oxford Knight International, Inc.
10,000,000 shares of common stock		500,000		(100,000)		400,000
		$650,000		$(100,000)		$550,000

(4) Inventories

Inventories consisted of the following:

	December 31
	2002	2001
Raw materials	$-	$17,654
Finished goods	618,783	992,123
	$618,783	$1,009,777

(5) Real Estate Held for Sale

Real estate held for sale is summarized as follows:
	December 31
	2002	2001
286 undeveloped waterfront acres, Galveston County, Texas	$225,000	$225,000
42.6 undeveloped acres of land in SE Houston, Texas and commercial properties in Harris County, Texas	-	186,390
736 undeveloped acres of land in Anahuac, Texas	-	176,572
23 acres of undeveloped land in Harris County, Texas	-	110,840
Greens Road property	100,000	100,000
14 acres of land in Harris County, Texas	-	86,822
	$325,000	$885,624

Effective June 4, 2002, the Company’s real estate subsidiaries sold approximately 63% of its inventory of real estate held for sale to Surgicare, Inc. (SRG), an operator of ambulatory surgical centers, for total consideration in the amount of $6,000,000. The real estate sold had a cost basis of $560,624 (appraised value of $5,995,000), which resulted in a gross profit on the sale in the amount of $5,439,376. The consideration received consists of 1,200,000 shares of SRG’s Series AA Preferred Stock. The Series AA Preferred Stock (the Preferred Stock) may be redeemed, in whole or in part at any time prior to its Conversion Date, at the option of SRG. The redemption price is $5.00 per share. The original agreements call for conversion of 300,000 shares of the Preferred Stock on June 4, 2003, 2004 2005 and 2006, into SRG’s common stock on a one-to-one basis at a guaranteed price of $5.00 per share. If the common stock were trading for less than $5.00 per share, then SRG would either issue SRG’s Series B Preferred Stock or pay the difference in cash at the option of SRG.

On December 3, 2002, the Company and SRG revised the original agreement whereby SRG immediately converted the first 300,000 shares of Preferred Stock into 3,658,537 shares of SRG restricted common stock at a price of $0.41 per share or $1,500,000, and issued a new certificate for 900,000 shares of SRG AA Preferred Stock. On June 1, 2004, 2005 and 2006, SRG has the option to redeem 300,000 shares of Preferred Stock for a cash payment of $1,500,000 or to convert 300,000 shares of Preferred Stock into SRG’s common stock equivalent of $1,500,000, calculated by dividing $1,500,000 by the average closing price for the previous 20 trading days prior to conversion, but not less than $0.41. As part of the revised agreement, the Company’s Chief Executive Officer, individually, and the Company, collectively, agreed for a period of three years to use their best effort to assist SRG in selling the land acquired by SRG. If, by June 1, 2006, SRG is unable to sell any or all of the property for net sales proceeds to SRG in an amount equal to or greater than $4,000,000, the Company agreed on June 1, 2006 to return to SRG shares of SRG common stock valued at $0.41 per share or cash equal to the difference between $4,000,000 and the net sales proceeds received by SRG from the sale of any of the property during the three year period from December 3, 2002. Based on the fact that the property had an appraised value of $5,995,000 at the time of the sale, management feels certain that the property will sell for at least $4,000,000 by June 1, 2006.

(6) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2002	2001
Land		$386,811	$-
Building and improvements	20	683,062	22,011
Machinery and equipment	8	30,998	114,625
Office equipment	7	76,636	111,410
Automobiles	5	-	171,888
		1,177,507	419,934
Less accumulated depreciation and amortization		(279,736)	(216,724)
Net property and equipment		$897,771	$203,210

(7)  Short-term Notes Payable To Banks
	December 31
	2002	2001
Demand note with a bank, rate at prime plus 1%, principal and interest due in three quarterly installments of $10,000, with the final payment of principal and interest on December 17, 2003.	$110,000	-
Line of credit with a bank for $70,000, rate at prime plus 2%, interest only due monthly with payment of principal due at maturity in June 2002 for Marald, Inc.	-	15,000
Line of credit with a bank for $64,652, rate at prime plus 2%, principal and interest due monthly until maturity in May 2002 for Marald, Inc.	-	46,878
	$110,000	$61,878

At December 31, 2002, the Company had a $1,250,000 line of credit agreement that expires April 13, 2003 for Northeastern Plastics, Inc. (NPI). Outstanding borrowings against the line of credit bear interest at the lender's prime rate plus 1% (4.75% at December 31, 2002). The line of credit is secured by NPI's accounts receivable, inventories and equipment. At December 31, 2002, the outstanding balance on the line of credit was $0.

Each of AMIN’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AMIN.

(8) Long-term Debt

Long-term debt consisted of the following:	December 31
	2002	2001
Note payable to a bank, 9.75% per annum, due in monthly payments of principal and interest of $7,895 through February 2003 with remaining amount due in March 2003 for Har-Whit	$388,793	$-
Note payable to a bank, interest due monthly at prime plus 2%, principal payments of $100,000 due annually starting April 2004, secured by a Deed of Trust on the company’s property	400,000	-
Note payable to a bank, 7.75% per annum, due in monthly payments of principal and interest of through January 2003. Note was paid in 2002.	-	347,127
Other notes (10) with various terms	-	101,067
	788,793	448,194
Less current portion	(388,793)	(59,664)
	$400,000	$388,530

Each of AMIN’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AMIN.

Principal repayment provisions of long-term debt are as follows at December 31, 2002:
2003	$388,793
2004	100,000
2005	100,000
2006	100,000
2007	100,000
Total	$788,793

(9) Notes Payable to Related Parties

The Company had the following notes payable to related parties outstanding at December 31, 2002 and 2001:
	December 31
	2002	2001
Note payable to Elk International Ltd., $1,000,000 financing agreement, interest imputed at prime, due July 2004.	$1,403,138	$826,338
Note payable to Daniel Dror II Trust of 1998, interest at 7%, principal and interest payable on March 27, 2004.	71,000	-
Total notes payable to related parties	$1,474,138	$826,338

Interest expense for the years ended December 31, 2002 and 2001 on these related party notes was approximately $42,000.

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

The Company is authorized to issue up to 100,000 shares of Preferred Stock, $.001 par value per share of which none are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The Company has no present plans for the issuance of Preferred Stock.

The Company is authorized to issue up to 2,000,000 shares of Common Stock, of which 50,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 2002.

Effective October 16, 2001, the Company renewed the employment agreement with the Company’s Chief Executive Officer. In accordance with the new employment agreement, the Company granted the CEO an option to purchase 10,000 shares of the Company’s common

The Company was required to adopt the disclosure portion of SFAS 123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001 as follows:

	December 31
	2002	2001
Dividend yield	0%	0%
Expected volatility	41.8%	138%
Risk free interest	4.49%	6.5%
Expected lives	2.75 years	5 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:
	December 31
	2002	2001
Net income (loss) applicable to common stockholders:
As reported	$2,102,024	$(1,480,981)
Pro forma	$2,054,594	$(1,431,781)
Income (loss) per share:
As reported	$.01	$(.01)
Pro forma	$.01	$(.01)

A summary of the status of the Company's stock options to employees as of December 31, 2002, and 2001 changes during the periods ending on those dates is presented below:
	Shares	Weighted-Average Exercise Price December 31, 2002	Shares	Weighted-Average Exercise Price December 31, 2001
Outstanding at beginning of period	30,000	$4.00	34,150	$5.00
Granted	20,000	4.00	-	-
Exercised	-	-	-	-
Canceled	-	3.00	(4,150)	-
Outstanding and exercisable at end of period	50,000	$3.00	30,000	$4.00
Weighted average fair value of options granted during the period	None	N/A	None	N/A

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2002:
Exercise Price	Number Outstanding and Exercisable at December 31, 2002	Weighted Average Remaining Contractual Life (Years) at December 31, 2002
$4.00	50,000	2.75

(11) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:
	December 31
	2002	2001
Tax expense/(benefit) computed at statutory rate for continuing operations	$239,300	$503,500
Tax (benefit) of operating loss carryforwards	(239,300)	(503,500)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $1,700,000 as of December 31, 2002, to offset future taxable income, which expire 2020.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2002		2001
Deferred tax assets:	$		$
Net operating loss		1,708,200		2,001,500
Total deferred tax asset		1,708,200		2,001,500
Valuation allowance		(1,708,200)		(2,001,500)
Net deferred asset		$-		$-

At December 31, 2002, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(12) Commitments and Contingencies

NPI has a lease from an unrelated party for the Company's new facility. The current lease agreement expires October 9, 2003, and provides for annual rent of $40,500. Rent expenses of $40,740 were recorded in 2002 and 2001.

NPI sells automotive and electrical products primarily to companies in the United States and Canada. For the years ended December 31, 2002, over sixty-three percent of its sales were to one customer. Management of the Company performs ongoing credit evaluations and makes provision for uncollectible amounts when deemed necessary.

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

The Company leases automobiles under operating leases expiring in various years through June 30, 2005. Future aggregate rental payments under these non-cancelable operating leases require annual payments of approximately $25,000 through 2005.

(13) Related Party Transactions

In January 2001, the Company sold 5,000 shares of the Company's restricted common stock for $20,000 to a director of the Company.

In January 2001, the Company issued 20,000 shares of restricted common stock to a director of the Company, which was valued at $60,000.

In April 2001, the Company issued 3,000 shares of the Company's restricted common stock to the directors of the Company, which was valued at $15,000.

In June 2001, the Company sold 5,000 shares of the Company's restricted common stock for $20,000 to a director of the Company.

(14) Segment Information

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) real estate companies that markets properties in the Houston area; and (3) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:		December 31
		2002		2001
Revenues:	$		$
Industrial/Commercial		7,310,924		10,368,798
Oil and gas		-		-
Real estate		6,067,116		459,692
Corporate		-		-
		$13,378,040		$10,828,490
Income (loss) from operations:
Industrial/Commercial		243,380		217,101
Oil and gas		(266)		(8,860)
Real estate		5,503,191		312,144
Corporate expenses		(1,141,302)		(859,932)
		$4,605,003		$(339,547)
Identifiable assets:
Industrial/commercial		$3,226,337		4,907,223
Oil and gas		77,428		77,694
Real estate		5,534,379		871,660
Corporate		2,329,005		2,071,964
		$11,167,149		$7,928,541

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Pursuant to the Company’s Certificate of Incorporation and its By Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

Name	Age	Position
Daniel Dror	62	Chairman of the Board, Chief Executive Officer
John W. Stump, III	58	Chief Financial Officer, Director
Charles R. Zeller	61	Director
Herbert Shapiro, Jr.	54	Director
Thomas J. Craft, Jr.	38	Director
Rebekah Laird-Ruthstrom	48	Secretary and Treasurer

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

Charles R. Zeller  is President of TREE, a wholly owned subsidiary of the Company, as well as President of MidCity, a wholly owned subsidiary of TREE. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of  Gulf Crest in downtown Pearland, Texas. He has experience as a real estate investor and developer for 35 years,  including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

Herbert Shapiro, Jr. is an experienced businessman and investor. He has been a commercial real estate broker in Texas for over 25 years and has had dealings and ownership of large commercial properties, including office buildings, shopping centers, apartment complexes, warehouses and undeveloped land.

Thomas J. Craft, Jr., an attorney, specializes in federal securities laws and also mergers and acquisitions. He practices securities law in Florida and with an office in New York City. Mr. Craft has vast experience in the securities field as well as the market place in general and serves on the board of directors of several public companies. Mr. Craft was appointed a director on November 22, 2002.

Rebekah Laird-Ruthstrom has served as Secretary, Treasurer, and Executive Assistant Secretary of the Company since February 1998. From 1994 to 1997, Ms. Laird-Ruthstrom served as Executive Assistant of Microtel International, Inc. From 1982 until 1993, Ms. Laird-Ruthstrom served as Executive Assistant of Kleer-Vu Industries, Inc.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners have filed all reports required under Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2002, 2001 and 2000:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Daniel Dror, President, CEO (1)	2002	$64,000	0	$5,750(2)	0	(4)	0	0
Daniel Dror, President, CEO (1)	2001	$51,000	0	$5,750(2)	$4,000(3)	(4)	0	0
Daniel Dror, President, CEO (1)	2000	$120,000	0	$5,750(2)	0	(4)	0	0
Marc H. Fields President NPI	2002	$124,332	0	0	0	0	0	0
Marc H. Fields President NPI	2001	$124,332	0	0	0	0	0	0
Marc H. Fields President NPI	2000	$124,332	0	0	0	0	0	0
(1) Mr. Dror began serving as CEO of the Company in September 1997. The salary paid to Mr. Dror during each of 2002, 2001 and 2000 includes certain personal expenses of Mr. Dror that were paid by the Company.
(2) Represents payments by the Company for an automobile owned by the Company which Mr. Dror utilizes for the fiscal year.
(3) In April 2001 Mr. Dror, as a director was given a bonus of 1,000 shares of restricted Common Stock valued at $4.00.
(4) In May 1998, Mr. Dror was granted an option to purchase 20,000 shares of restricted Common Stock and in October 2001, Mr. Dror was granted an option to purchase 10,000 shares of restricted Common Stock. In September 2002, Mr. Dror was granted an option to purchase 20,000 shares of restricted Common Stock at an exercise price of $1.50 per share expiring in September 2005, and on the same date the May 1998 and October 2001 option grants were amended to provide for an expiration date of September 2005 at an exercise price of $1.50. None of these options to purchase 50,000 shares have been exercised to date.

In October 2001, Mr. Dror entered into a two-year employment agreement with the Company, which provided for compensation of $2,000 per month and and the grant of certain options as noted in Footnote 4 above. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Dror, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company. In connection with Mr. Dror's employment agreement, the Company has paid certain personal expenses of Mr. Dror, which it has treated as salary to Mr. Dror during the respective periods set forth in the above table.

In September 1994, Mr. Fields entered into an employment agreement with NPI to serve as President and Chief Operating Officer of NPI on an at-will basis, which provided for an annual salary of $110,000, which was raised to $124,000 in 1998. The employment agreement provides for a bonus of 10% of the amount equal to NPI’s operating income, less rent and interest expense, which exceeds $500,000. The employment agreement grants Mr. Fields an option to purchase NPI common stock equal to 5% of NPI’s equity at an exercise price of 5% of the total shareholder’s equity, if NPI conducts an initial public offering of its common stock during Mr. Field’s employment. The employment agreement provides for a disability insurance policy as well as a life insurance policy in the name of Mr. Fields’ spouse in the amount of approximately three times Mr. Fields salary. The employment agreement provides that upon termination NPI has the option to have Mr. Fields sign a one-year non-compete agreement in exchange for one year’s base salary. The Company and its subsidiaries do not maintain life insurance on any of its directors or employees. The directors serve without cash compensation.

Stock Options and Warrants

The Company awarded to Mr. Dror the option to purchase a total of 50,000 shares of restricted common stock at an exercise price of $1.50 per share expiring in September 2005.

Aggregated Option Exercises In Fiscal Year 2002 and Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Dror	0	0	50,000	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 17, 2003, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

Name and address of beneficial owner(*)	Number of shares of common stock beneficially owned	Percentage of ownership(6)
Daniel Dror (2)	52,000	2.70%
Elk International Corporation, Ltd.(1)	487,882	25.30%
Marc H. Fields	2,000	0.01%
Charles R. Zeller (3)	23,000	1.19%
John W. Stump, III	1,000	0.01%
Herbert Shapiro, Jr.	2,000	0.01%
Thomas J. Craft, Jr.	5,000	0.03%
Rebekah Laird-Ruthstrom	7,000	0.04%
Daniel Dror II 1976 Trust (4)	119,000	6.16%
Daniel Dror II Trust of 1998 (5)	133,050	6.89%
All executive officers and directors as a group (7 persons)	92,000	4.77%

(*)The business address of each principal stockholder is the same as the address of the Company's principal executive offices except: Mr. Fields whose business address is 11601 Highway 32 in Nicholls, Georgia 31554; Mr. Faiwuszewicz, the owner of Elk, whose business address is P.O. Box SS-19084, Nassau, Bahamas.

(1) Elk holds 459,682 shares of restricted common stock and Mr. Elkana Faiwuszewicz, the president of Elk and who is Mr. Dror's brother, owns 28,200 personally, as listed above. Mr. Dror disclaims any beneficial interest in nor is he an officer or director of Elk.

(2) Includes options to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share.
(3) Zeller holds 3,000 restricted shares and J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 20,000 restricted.

(4) The trustee of the DDII76Trust is Barbara Franzheim and the beneficiary is Daniel Dror II, the adult son of Daniel Dror, who has no affiliation with this Trust and disclaims any beneficial ownership interest.

(5) The trustee and sole beneficiary of the DDIITrust98 is Daniel Dror II, the adult son of Daniel Dror, who has no affiliation with this Trust and disclaims any beneficial ownership interest. DDIITrust98 holds 113,050 shares of restricted common stock and DDII owns 20,000 personally.
(6) Based upon 1,930,002 shares of Common Stock outstanding at March 17, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Part II, and Recent Sales of Unregistered Securities with regard to the transactions involving the sale of unregistered shares discussed below. The calculation of the sale price of restricted shares and the exercise price for the options granted, as discussed below, is based upon the closing bid price of the Company's shares on the NASDAQ OTC:BB on the dates of the transactions.

In April 2001 the Company issued as non-cash compensation, 100,000 restricted shares of common stock to Daniel Dror, a director and CEO, and 1,000 shares to Erick Friedman and Charles R. Zeller, directors. The 3,000 shares were valued at $4.00 per share, the bid price of the shares on April 5, 2001. Mr. Friedman resigned as a director due to health reasons in August 2002.

In February 2002, in connection with the employment of John W. Stump, III as vice president and chief financial officer, the Company issued Mr. Stump  2,000 shares of Common Stock. In a separate agreement Mr. Stump was issued 200,000 shares of UCCC common stock.

In June 2002, in connection with services rendered, as bonuses, 5,000 shares were issued to directors and employees and in September 2002 a special bonus of 9,650 shares was issued to Erick Friedman and 25,000 shares were issued to certain employees.

The Company obtains approval from its entire Board of Directors prior to any acquisitions. If any transactions are executed or contemplated with a related party or affiliate of the Company, such relationship is disclosed prior to a vote of the Board of Directors. Prior to entering into any real estate transaction with affiliated parties, the Company obtains appraisals from MAI Appraisers for Board of Director consideration. Prior to entering into any financing arrangement with any affiliated parties, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
3(i) (1)	Certificate of Incorporation of the Company, and Amendments thereto.
3(ii) (1)	Amended and Restated By-laws of the Company
4.1 (1)	Common Stock Certificate, American International Industries, Inc.
4.2 (1)	Common Stock Certificate, Acqueren, Inc.
4.3 (1)	Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
10.1 (1)	Daniel Dror Employment Agreement dated May 14, 1998
10.2 (1)	Daniel Dror Employment Agreement dated October 16, 1998
10.3 (1)	Marc H. Fields Employment Agreement
10.4 (2)	Shabang Merchant Service Agreement
10.5 (3)	American International Industries, Inc. Lease
10.6 (2)	Brenham Oil and Gas, Inc. Royalty Interest
10.7 (2)	Brenham Oil and Gas Interest Lease
10.8 (2)	Northeastern Plastics, Inc. Lease
10.9 (4)	Juan Carlos Martinez Employment Agreement
10.10 (4)	Marald, Inc. Acquisition Agreement
10.11 (5)	Security Agreement between the Company and Elk International Corporation Ltd.
10-12 (5)	Revolving Credit Note between the Company and Elk International Corporation Ltd.
21.1 (2)	List of Subsidiaries
99.1	Certification of Chief Executive Officers
99.2	Certification of Chief Financial Officers

1.	Filed previously on registration statement Form 10-S filed on December 30,1998, SEC File No. 0-25223.
2.	Filed previously on the Company's annual report for the year ended December 31, 1998 on Form 10-KSB.
3.	Filed previously on registration statement Form 10-SB/A for the year ended December 31, 1999.
4.	Filed previously on registration statement Form 10-SB/A, second amendment, filed December 21, 1999.
5.	Filed previously on the Company's annual report for the year ended December 31, 2001 on Form 10-KSB

b. Form 8-K Reports

The Company filed a Form 8-K on June 25, 2002 with disclosure under Item 2. Acquisition or Disposition of Assets.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
March 19, 2003

By /s/ John W. Stump, III
John W. Stump, III
Vice President and Chief Financial Officer
March 19, 2003