Form 10QSB
period 2003-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2003-05-12
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 1,930,002 as of March 31, 2003

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

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ R. E. Bassie & Co.
Houston, Texas
May 5, 2003

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Unaudited - see accompanying accountants' review)
	2003	2002
Assets		(Audited)
Current assets:
Cash	$399,851	$909,648
Certificate of deposit	300,000	300,000
Trading securities	1,336,273	1,515,600
Available-for-sale securities	3,951,220	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$18,217 at March 31, 2003 and December 31, 2002	455,730	487,779
Accounts receivable from related parties	465,915	441,335
Inventories	1,071,521	618,783
Real estate held-for sale	225,000	325,000
Prepaid expenses and other current assets	23,057	1,911
Total current assets	8,228,567	9,100,056

Notes receivable	983,225	489,443
Property and equipment, net of accumulated
depreciation and amortization	891,486	897,771
Excess of cost over net assets of businesses
acquired, less accumulated amortization of $205,295 at March 31, 2003 and December 31, 2002	674,539	674,539
Other assets	6,183	5,340
Total assets	$10,784,000	$11,167,149
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$907,372	$592,395
Short-term notes payable	131,994	110,000
Current installments of long-term debt	-	388,793
Total current liabilities	1,039,366	1,091,188
Long-term notes payable to related parties	1,190,287	1,474,138
Long-term debt, less current installments	400,000	400,000
Minority interest	78,096	78,096
Total liabilities	2,707,749	3,043,422

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 100,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized
2,000,000 shares: 1,932,522 shares issued
and 1,930,002 outstanding at March 31, 2003,
1,748,110 shares issued and 1,745,590
shares outstanding at December 31, 2002	1,930	1,745
Additional paid-in capital	18,876,164	18,378,278
Accumulated deficit	(10,219,035)	(10,222,268)
	8,659,059	8,157,755
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Unrealized losses on shares available-for-sale	(548,780)	-
Total stockholders' equity	8,076,251	8,123,727
Commitments and contingent liabilities
Total liabilities and stockholders' equity	$10,784,000	$11,167,149
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended March 31, 2003 and 2002

	2003	2002
Revenues	$1,056,205	$1,802,065
Costs and expenses:
Cost of sales	873,900	1,381,133
Selling, general and administrative	491,656	533,713
Total operating expenses	1,365,556	1,914,846

Operating loss	(309,351)	(112,781)

Other income (expenses):
Interest income	8,632	3,436
Realized gain on sale of investments	8,000	-
Unrealized losses on investments	(179,327)	(4,200)
Gain on disposition of assets	484,300	-
Other income	-	(1,749)
Interest expense	(9,021)	(8,728)
Total other income (expenses)	312,584	(11,241)

Net income (loss) before income tax	3,233	(124,022)
Provision for income taxes (note 2)	-	-
Net income (loss)	$3,233	$(124,022)

Net income (loss) per share - basic and diluted:	$0.00	$(0.08)

Weighted average common shares-basic and diluted	1,824,247	1,536,204

Consolidated statements of comprehensive income (loss):
Net income (loss)	$3,233	$(124,022)
Unrealized holding losses arising during the period	(548,780)	-
Comprehensive loss	$(545,547)	$(124,022)
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
March 31, 2003 and December 31, 2002
(Unaudited - see accompanying accountants' review report)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,233	$(124,022)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	9,882	17,439
Common stock issued for services	94,120	36,000
Gain on the sale of assets	(484,300)	-
Unrealized losses on trading securities	179,327	4,200
(Increase) decrease of operating assets:
Accounts receivable	46,949	96,839
Inventories	(452,738)	(96,473)
Properties held for resale	100,000	-
Prepaid expenses and other current assets	(21,146)	(4,118)
Other assets	(843)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	285,177	(216,647)
Minority interest	-	4,848
Net cash used in operating activities	(240,339)	(281,934)

Cash flows from investing activities:
Purchase of property and equipment	(3,597)	(10,179)
Accounts and notes receivable from related parties	(24,580)	(22,240)
Long-term notes receivable	5,418	-
Net cash used in investing activities	(22,759)	(32,419)

Cash flows from financing activities:
Net borrowing under line of credit agreements	21,994	46,820
Proceeds from borrowing from related parties	120,100	207,300
Principal payments on long-term debt	(388,793)	(5,768)
Net cash provided by (used in) financing activities	(246,699)	248,352

Net decrease in cash	(509,797)	(66,001)
Cash at beginning of year	909,648	541,749
Cash at end of year	$399,851	$475,748

Supplemental schedule of cash flow information:
Interest paid	$9,021	$8,728
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AMIN"), formerly Black Tie Affair, Incorporated, operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

(2) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2003 and 2002 is eliminated by net operating loss carry forwards.

(3) Har-Whits/Pitts & Spitts, Inc.

Effective March 3, 2003, the Company foreclosed on the 90,000,000 shares of common stock (100% of all outstanding capital stock) of Har-Whits/Pitts & Spitts, Inc. (HWPS) that the Company held as collateral for payment of the two $1,000,000 notes held by the Company for the sale of HWPS in March 2001. The foreclosure on the shares gave the Company rights to the machinery and equipment owned by HWPS. Effective March 22, 2003, the Company sold the machinery and equipment to an individual for $499,200. The consideration for the sale consists of a personal liability promissory note in the amount of $499,200, and further, the promissory note is secured by the machinery and equipment and all other assets sold. The note bears interest at 4%, which is due in monthly installments, and the principal balance is due in annual installments of $20,000 for the first three years, with the remaining balance due on March 21, 2007.

(4) Industry Segments

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) sales of commercial real estate (undeveloped land); (3) distributors of specialty chemicals for the automotive after-market, including specializing in the application of spray-on bed liners for truck beds; and (4) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

Consolidated revenues, net operating losses for the months ended March 31, 2003 and 2002, and identifiable assets as of March 31, 2003 and 2002, were as follows:
	2003	2002
Revenues:
Industrial/Commercial	$970,205	$1,802,065
Real estate	86,000	-
Oil and gas	-	-
	$1,056,205	$1,802,065
Operating income (loss):
Industrial/Commercial	$(66,557)	$48,190
Real estate	(14,000)	(1,075)
Oil and gas	(67)	-
Corporate expenses	(228,727)	(159,896)
	$(309,351)	$(112,781)
Identifiable assets:
Industrial/Commercial	$3,151,167	$4,838,855
Real estate	225,000	873,685
Oil and gas	77,361	77,694
Corporate	7,330,472	2,086,838
	$10,784,000	$7,877,072

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our" "AMIN" and the "Company" means American International Industries, Inc., a Nevada corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

We are a holding company and during the three-month period ended March 31, 2003, we have two operating subsidiaries. The historical financial statements of AMIN include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Report on Form 10-KSB for our year ended December 31, 2002 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements. Our business model as a holding company provides that we periodically evaluate business opportunities presented to us, acquire or merge them as subsidiaries in order to bring value to AMIN and our shareholders.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. We also have a real estate segment. One of our properties is carried on the corporations's balance sheet at its historical cost of $250,000 due to a related party transaction. GAAP accounting rules do not permit a related party transfer of property to reflect an appraised revaluation and the company therefore reported the transfer of the property at original cost. The Company believes that the current market value of this property shows a substantial increase over the original cost of the property.

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

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI) Texas Real Estate Enterprises, Inc. (TREE), and Brenham Oil & Gas, Inc. (Brenham).

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Consolidated net earnings for the three-month period ended March 31, 2003 were $3,233 compared to consolidated net loss of $124,022 for the comparable period of the prior year. During the current quarter NPI reported a net loss of $65,872. TREE reported a net loss of $14,000 and holding company operating expenses were $228,727. We had a gain of $484,300 on the sale of assets received pursuant to the security interests under the notes receivable from Oxford- Knight, Inc. related to Har-Whits/Pitts & Spitts, Inc. Unrealized losses on investment securities amounting to $179,327 were recorded.

Net revenues for the three-month period ended March 31, 2003 were $1,056,205 compared to $1,802,065 for the three-month period ended March 31, 2002. The reduction in revenue was attributable to the sale of Marald, Inc. which posted sales of $820,771 during the first quarter of 2002. Selling, general and administrative expenses during the three-month period ended March 31, 2003 were $491,656, which compares to $533,713 for the three-month period ended March 31, 2002. Interest income of $8,632 and interest expense of $9,021 were recorded during the quarter ended March 31, 2003, compared to interest income of $3,436 and interest expense of $8,728 during the comparable period of 2002.

Liquidity and Capital Resources - AMIN

Total assets at March 31, 2003 and December 31, 2002, were $10,784,000 and $11,167,149, respectively. Total liabilities at March 31, 2003 were $2,707,749 compared to $3,043,422 at December 31, 2002. At March 31, 2003, consolidated working capital was $7,189,201 as compared to working capital of $8,008,868 at December 31, 2002.

The Company’s consolidated cash position at March 31, 2003 was $399,851 compared to $909,648 at December 31, 2002. Accounts receivable net of reserves at March 31, 2003 were $455,730 compared to $487,779 at December 31, 2002. Inventories totaled $1,071,521 at March 31, 2003, compared to $618,783 at December 31, 2002.

For the three month period ended March 31, 2003, AMIN used $240,399 in its operating activities compared to net cash provided in operating activities of $281,934 during the same period of the prior year. We had net cash used in investing activities of $22,759 during the three-month period ended March 31, 2003, compared to net cash used in investing activities of $32,419 during the same period of the prior year. Financing activities consumed $246,699 primarily due to repayment of long-term debt, as compared to $248,352 provided during the comparable period of the prior year.

Item 3.    Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three-month period ended March 31, 2003, the Company issued restricted shares to the following:on January 3, 2003, the Company authorized the issuance of 1,000 restricted shares to each of Daniel Dror, John W. Stump III, Rebekah Laird-Ruthstrom, Charles R. Zeller, Herbert Shapiro, Jr. and Thomas J. Craft, Jr., who are officers and/or directors of the Company. These shares were valued at $4.00 per share, the closing price on such date; and on February 26, 2003, the Company authorized the issuance of 129,762 restricted shares to Elk International Corporation, in connection with the conversion of $300,000 of debt and authorized the issuance of 28,650 restricted shares to the Daniel Dror II Trust of 1998 in satisfaction of debt of $73,056.52, which issuances were based upon a conversion price of $2.55 per share, the closing price on the date of conversion. Elk and the Daniel Dror II Trust of 1998 are affiliates of the Company based upon their share ownership. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
13	Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 is incorporated herein by reference.
99.1	Chief Executive Officer Certification
99.2	Chief Financial Officer Certification

(b) We filed a Form 8-K during the three-month period ended March 31, 2003 reporting disclosure under Item 5. This report was filed on February 6, 2003.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	May 12, 2003
Daniel Dror

/s/ John W. Stump, III	Chief Financial Officer	May 12, 2003
John W. Stump, III