Form 10QSB
period 2003-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2003-08-04
CIK 1073146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 1,930,003 as of June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	11
Item 2. Changes in Securities	12
Item 3. Default Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12

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

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ R. E. Bassie & Co.
Houston, Texas
July 28, 2003

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Unaudited - see accompanying accountants' review)

	2003	2002
Assets		(Audited)
Current assets:
Cash	$745,819	$909,648
Certificate of deposit	300,000	300,000
Trading securities	1,023,571	1,515,600
Available-for-sale securities	4,500,000	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$18,217 at June 30, 2003 and December 31, 2002	384,206	487,779
Accounts and notes receivable from related parties	498,184	441,335
Inventories	1,128,383	618,783
Real estate held-for sale	225,000	325,000
Prepaid expenses and other current assets	22,449	1,911
Total current assets	8,827,612	9,100,056

Notes receivable	975,852	489,443
Property and equipment, net of accumulated
depreciation and amortization	969,039	897,771
Excess of cost over net assets of businesses
acquired, less accumulated amortization of $205,295 at June 30, 2003 and December 31, 2002	674,539	674,539
Other assets	6,183	5,340
Total assets	$11,453,225	$11,167,149
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$735,185	$592,395
Short-term notes payable	-	110,000
Current installments of long-term debt	35,000	388,793
Total current liabilities	770,185	1,091,188
Long-term notes payable to related parties	1,292,544	1,474,138
Long-term debt, less current installments	1,184,462	400,000
Minority interest	78,096	78,096
Total liabilities	3,325,287	3,043,422

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: none issued	-	-
Common stock, $.001 par value. Authorized
10,000,000 shares: 1,932,522 shares issued
and 1,930,002 outstanding at June 30, 2003,
1,748,110 shares issued and 1,745,590
shares outstanding at December 31, 2002	1,930	1,745
Additional paid-in capital	18,876,163	18,378,278
Accumulated deficit	(10,716,127)	(10,222,268)
	8,161,966	8,157,755
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	8,127,938	8,123,727
Total liabilities and stockholders' equity	$11,453,225	$11,167,149

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended June, 30 2003 and 2002
(Unaudited - see accompanying accountants' review)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$1,535,244	$7,080,283	$1,874,618	$8,882,348
Costs and expenses:
Cost of sales	1,208,855	1,441,964	1,514,484	2,823,097
Selling, general and administrative	637,144	570,268	957,356	1,103,981
Total operating expenses	1,845,999	2,012,232	2,471,840	3,927,078

Operating loss (loss)	(310,755)	5,068,051	(597,222)	4,955,270

Other income (expenses):
Interest income	9,763	71,242	17,230	74,678
Realized losses on investments	(41,375)	-	(41,375)	-
Unrealized gain and (losses) on trading securities	(141,064)	-	(320,391)	(4,200)
Gain (loss) on sale of subsidiaries	-	(99,958)	-	(99,958)
Gain on sale of assets	-	-	469,400	-
Interest expense	(12,480)	(55,004)	(21,501)	(63,732)
Other income (expense)	-	10,321	-	8,572
Total other income (expenses)	(193,156)	(73,399)	103,363	(84,640)

Net earnings (loss) before income tax	(503,911)	4,994,652	(493,859)	4,870,630

Provision for income taxes	-	-	-	-
Net earnings (loss)	$(503,911)	$4,994,652	$(493,859)	$4,870,630

Net earnings (loss) per share - basic and diluted:	$(0.26)	$3.22	$(0.26)	$3.16

Weighted average common shares-basic and diluted	1,930,002	1,549,644	1,877,254	1,542,914

Consolidated statements of comprehensive income:
Net earnings (loss)	$(503,911)	$4,994,652	$(493,859)	$4,870,630
Unrealized gain on securities available-for-sale:
Unrealized holding gain arising during the period	548,780	-	-	-
Comprehensive income (loss)	$44,869	$4,994,652	$(493,859)	$4,870,630

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and 2002
(Unaudited - see accompanying accountants' review report)

	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$(493,859)	$4,870,630
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	11,393	18,402
Common stock issued for services	94,120	6,000
Common stock issued for retirement of debt	403,950	-
Realized losses on the sale of trading securities	41,375	-
Unrealized loss on trading securities	320,391	4,200
Loss on the sale of subsidiaries	-	99,958
(Gain) loss on the sale of other assets	(469,400)	11,323
Increase in available for sale securities	-	(6,060,000)
(Increase) decrease of operating assets:
Accounts receivable	103,573	298,790
Inventories	(509,600)	84,231
Decrease in inventory of real estate held for resale	100,000	560,624
Prepaid expenses and other current assets	(20,538)	(13,934)
Other assets	(843)	(229,847)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	173,081	(282,411)
Minority interest	-	(23,859)
Net cash used in operating activities	(246,357)	(655,893)

Cash flows from investing activities:
Purchase of property and equipment	(82,661)	(10,179)
Proceeds from sale of subsidiary	-	225,000
Proceeds from the sale of other assets	72,511	5,000
Payments received on notes for sale of subsidiary	10,452	-
Purchase of certificate of deposit	-	(300,000)
Notes receivable	(56,849)	9,805
Net cash used in investing activities	(56,547)	(70,374)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit	-	411,902
Proceeds from borrowing from related parties	-	313,500
Proceeds from long-term debt	819,462	-
Repayment of borrowing from related parties	(181,594)	-
Repayment of short-term notes payable	(110,000)	-
Principal payments on long-term debt	(388,793)	(30,330)
Net cash provided by financing activities	139,075	695,072

Net decrease in cash	(163,829)	(31,195)

Cash at beginning of year	909,648	541,749
Cash at end of period	$745,819	$510,554

Supplemental schedule of cash flow information:
Interest paid	$21,501	$63,732

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

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

(2) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the six-month periods ended June 30, 2003 and 2002 is eliminated by net operating loss carry forwards.

(3) Har-Whits/Pitts & Spitts, Inc.

Effective March 3, 2003, the Company foreclosed on the 90,000,000 shares of common stock (100% of all outstanding capital stock) of Har-Whits/Pitts & Spitts, Inc. (HWPS) that the Company held as collateral for payment of the two $1,000,000 notes held by the Company for the sale of HWSP in March 2001. The foreclosure on the shares gave the Company rights to the machinery and equipment owned by HWPS. Effective March 22, 2003, the Company sold the machinery and equipment to an individual for $499,200. The compensation for the sale consists of a note in the amount of $499,200. The note bears interest at 4%, which is due in monthly installments, and the principal balance is due in annual installments of $20,000 for the first three years, with the remaining balance due on March 21, 2007.

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

Consolidated revenues, net operating losses for the six months ended June 30, 2003 and 2002, and identifiable assets as of June 30, 2003 and 2002, were as follows:

	2003	2002
Revenues:
Industrial/Commercial	$1,788,618	$2,882,348
Real estate	86,000	6,000,000
Oil and gas	-	-
	$1,874,618	$8,882,348
Operating income (loss):
Industrial/Commercial	$(115,593)	$(27,143)
Real estate	(14,000)	4,660,121
Oil and gas	-	-
Corporate expenses	(467,562)	322,292
	$(597,222)	$4,955,270
Identifiable assets:
Industrial/Commercial	$3,590,515	$4,266,837
Real estate	5,520,379	5,536,504
Oil and gas	77,361	77,694
Corporate	2,264,970	3,163,305
	$11,453,225	$13,044,340

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

Overview

We are a holding company and during the six-month period ended June 30, 2003, we have two operating subsidiaries. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2002 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

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

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Consolidated net earnings (losses) for the three and six-month periods ended June 30, 2003 were $(503,911) and $(493,859), respectively, compared to consolidated net earnings (losses) $4,994,652 and $4,870,630, respectively, for the comparable period of the prior year. During the three and six-month periods ended June 30, 2003, NPI posted net losses of $48,037 and $113,910, respectively. The holding company operating expenses amounted to $467,562, offset by the gain of $469,400 on the sale of assets. Unrealized losses on investment securities amounting to $320,391 were recorded. Realized losses on the sale of trading securities amounted to $41,375.

Net revenues for the three and six months ended June 30, 2003 were $1,535,244 and $1,874,618, respectively, compared to $7,080,283 and $8,882,348, respectively, for the three and six-months period ended June 30, 2002. The reduction in revenue is attributable to the sale of Marald, Inc., which posted sales of $820,771 during the first quarter of last year and the sale of land for $6,000,000 by TREE during the second quarter of 2002. Selling, general and administrative expenses during the three and six-month periods ended June 30, 2003, were $637,144 and $957,356, respectively, which compares to $570,268 and $1,103,981 for the three and six months ended June 30, 2002.

Liquidity and Capital Resources - AIII

Total assets at June 30, 2003 and December 31, 2002 were $11,453,225 and $11,167,149 respectively. Total liabilities at June 30, 2003 were $3,325,287 compared to $3,043,422 at December 31, 2002. At June 30, 2003 consolidated working capital was $8,057,427 as compared to working capital of $8,008,868 at December 31, 2002.

The Company’s consolidated cash position at June 30, 2003 was $745,819 compared to $909,648 at December 31, 2002. Accounts receivable net of reserves at June 30, 2003 was $384,206 compared to $487,779 at December 31, 2002. Inventories totaled $1,128,383 at June 30, 2003, compared to $618,783 at December 31, 2002.

For the six months ended June 30, 2003, AIII used $246,357 in its operating activities compared to net cash used in operating activities of $655,893 during the same period of the prior year. We had net cash used in investing activities of $56,547 during the six-month period ended June 30, 2003, compared to net cash used in investing activities of $70,374 during the same period of the prior year. Financing activities provided $139,075 for the six months ended June 30, 2003, compared to $695,072 for the same period in prior year.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 19, 2003, the Company held its annual meeting of shareholders. At the meeting, the following proposals were voted upon by the Company's shareholders. At the record date, May 9, 2003, there were 1,930,003 shares issued and 1,755,402 (91,05%) of the shares, which represents the necessary quorum, voted on the proposals.

Proposal I: To elect the following nominees as directors:

It was proposed that five directors will be elected at the meeting, each to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified. All of the nominees are presently members of the Board of Directors of the Company.

Proposal I	For	Against	Abstain
Daniel Dror	1,713,461(88.87%)	3,229(0.17%)	38,712(2.00%)
Thomas J. Craft, Jr.	1,714,539(88.93%)	2,151(0.11%)	38,712(2.00%)
Charles R. Zeller	1,714,539(88.93%)	2,151(0.11%)	38,712(2.00%)
John W. Stump, III	1,714,013(88.90%)	2,677(0.14%)	38,712(2.00%)
Herbert Shapiro, Jr.	1,714,539(88.93%)	2,151(0.11%)	38,712(2.00%)

Proposal II: Our shareholders were asked to ratify the appointment of R. E. Bassie & Co. as our independent accountants for the 2003 fiscal year. The firm of R. E. Bassie & Co. has served as our independent accountants for the past four years.

Proposal II	For	Against	Abstain
Appointment of R.E. Bassie & Co.	1,712,504(88.83%)	9,780(0.51%)	33,118(1.72%)

Proposal III: To approve the Certificate of Amendment to the Company's Articles of Incorporation to increase our authorized shares from 2,100,000 shares, consisting of 2,000,000 shares of common stock and 100,000 shares of preferred stock, to 11,000,000 shares, consisting of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Proposal III	For	Against	Abstain
Amendment to the Company's Articles of Incorporation	980,287(50.85%)	96,034(4.98%)	679,080(35.22%)

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
19	Proxy Statement with Annual Report mailed to shareholders on May 19, 2003

(b) We did not file a Form 8-K during the three-month period ended June 30, 2003.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	Chairman of the Board and Chief Executive Officer	August 4, 2003
Daniel Dror
/s/ John W. Stump, III	Chief Financial Officer	August 4, 2003
John W. Stump, III

CERTIFICATIONS

I, Daniel Dror, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American International Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 4, 2003
American International Industries, Inc.
/s/ Daniel Dror
CEO, President and Chairman

I, John W. Stump, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American International Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 4, 2003
American International Industries, Inc.
/s/ John W. Stump, III
CFO