Form 10QSB/A
period 2003-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2003-08-05
CIK 1073146

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

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and six months ended June, 30 2003 and 2002
(Unaudited - see accompanying accountants' review)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$1,535,244	$7,080,283	$1,874,618	$8,882,348
Costs and expenses:
Cost of sales	1,208,855	1,441,964	1,514,484	2,823,097
Selling, general and administrative	637,144	570,268	957,356	1,103,981
Total operating expenses	1,845,999	2,012,232	2,471,840	3,927,078

Operating loss (loss)	(310,755)	5,068,051	(597,222)	4,955,270

Other income (expenses):
Interest income	9,763	71,242	17,230	74,678
Realized losses on investments	(41,375)	-	(41,375)	-
Unrealized gain and (losses) on trading securities	(141,064)	-	(320,391)	(4,200)
Gain (loss) on sale of subsidiaries	-	(99,958)	-	(99,958)
Gain on sale of assets	-	-	469,400	-
Interest expense	(12,480)	(55,004)	(21,501)	(63,732)
Other income (expense)	(8,000)	10,321	-	8,572
Total other income (expenses)	(193,156)	(73,399)	103,363	(84,640)

Net earnings (loss) before income tax	(503,911)	4,994,652	(493,859)	4,870,630

Provision for income taxes	-	-	-	-
Net earnings (loss)	$(503,911)	$4,994,652	$(493,859)	$4,870,630

Net earnings (loss) per share - basic and diluted:	$(0.26)	$3.22	$(0.26)	$3.16

Weighted average common shares-basic and diluted	1,930,002	1,549,644	1,877,254	1,542,914

Consolidated statements of comprehensive income:
Net earnings (loss)	$(503,911)	$4,994,652	$(493,859)	$4,870,630
Unrealized gain on securities available-for-sale:
Unrealized holding gain arising during the period	548,780	-	-	-
Comprehensive income (loss)	$44,869	$4,994,652	$(493,859)	$4,870,630

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

Consolidated revenues, net operating losses for the six months ended June 30, 2003 and 2002, and identifiable assets as of June 30, 2003 and 2002, were as follows:

	2003	2002
Revenues:
Industrial/Commercial	$1,788,618	$2,882,348
Real estate	86,000	6,000,000
Oil and gas	-	-
	$1,874,618	$8,882,348
Operating income (loss):
Industrial/Commercial	$(115,593)	$(27,143)
Real estate	(14,000)	4,660,121
Oil and gas	(67)	-
Corporate expenses	(467,562)	322,292
	$(597,222)	$4,955,270
Identifiable assets:
Industrial/Commercial	$3,590,515	$4,266,837
Real estate	5,520,379	5,536,504
Oil and gas	77,361	77,694
Corporate	2,264,970	3,163,305
	$11,453,225	$13,044,340

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