Form 10QSB
period 2003-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2003-11-19
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 2,468,750 shares as of November 19, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com
Independent Accountants' Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

/s/ R. E. Bassie & Co.
Houston, Texas
November 7, 2003

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(Unaudited - see accompanying accountants' review)
	2003	2002
Assets		(Audited)
Current assets:
Cash	$496,368	$909,648
Certificate of deposit	300,000	300,000
Trading securities	19,200	1,515,600
Available-for-sale securities	4,500,000	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$1,795,676 at September 30, 2003 and $18,217 at December 31, 2002	2,894,907	487,779
Accounts receivable from related parties	551,857	441,335
Inventories	2,507,089	618,783
Real estate held-for sale	225,000	325,000
Prepaid expenses and other current assets	355,119	1,911
Drilling rigs held for sale	1,687,408	-
Total current assets	13,536,948	9,100,056

Note receivable	970,208	489,443
Property and equipment, net of accumulated
depreciation and amortization	7,513,751	897,771
Excess of cost over net assets of businesses acquired,
less accumulated amortization of $205,295 at September 30, 2003 and December 31, 2002	674,539	674,539
Other assets	12,333	5,340
Total assets	$22,707,779	$11,167,149
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$5,041,630	$592,395
Short-term notes payable	1,016,016	110,000
Current installments of long-term debt	80,686	388,793
Total current liabilities	6,138,332	1,091,188

Long-term notes payable to related parties	33,800	1,474,138
Long-term debt, less current installments	1,843,849	400,000
Minority interest	1,303,089	78,096
Total liabilities	9,319,070	3,043,422

Stockholders' equity:
Preferred stock, $.001par value, 1,000,000 authorized:
Convertible preferred stock, Series A $.001 par value,
5% Cummulative and redeemable. 400,000 shares authorized, issued and outstanding	400	-
Common stock, $.001 par value, 10,000,000 authorized:
2,468,470 shares issued and 2,465,950 shares outstanding at September 30, 2003,
1,748,110 shares issued and 1,745,590 shares outstanding at December 31, 2002	2,466	1,745
Additional paid-in capital	24,560,956	18,378,278
Accumulated deficit	(11,141,085)	(10,222,268)
	13,422,737	8,157,755
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	13,388,709	8,123,727
Commitments and contingent liabilities
Total liabilities and stockholders' equity	$22,707,779	$11,167,149
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and nine months ended September, 30 2003 and 2002
(Unaudited - see accompanying accountants' review)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$2,135,390	$2,792,379	$4,010,008	$11,674,727
Costs and expenses:
Cost of sales	1,824,209	2,243,757	3,338,693	5,066,854
Selling, general and administrative	835,183	707,527	1,792,539	1,811,508
Total operating expenses	2,659,392	2,951,284	5,131,232	6,878,362

Operating income (loss)	(524,002)	(158,905)	(1,121,224)	4,796,365

Other income (expenses):
Interest income	17,779	8,622	35,009	83,300
Realized gains (losses) on sale of trading securities	(191,173)	47,000	(232,548)	-
Unrealized gains on trading securities	320,391	-	-	42,800
Loss on sale of subsidiary	-	-	-	(99,958)
Gain on sale of assets	-	-	469,400	-
Interest expense	(50,241)	(8,462)	(71,742)	(72,194)
Other income	2,288	4,396	2,288	12,968
Total other income (expenses)	99,044	51,556	202,407	(33,084)

Net earnings (loss) before income taxes	(424,958)	(107,349)	(918,817)	4,763,281

Provision for income taxes	-	-	-	-
Net earnings (loss)	$(424,958)	$(107,349)	$(918,817)	$4,763,281

Net earnings (loss) per share - basic and diluted:	$(0.19)	$(0.07)	$(0.44)	$3.06

Weighted average common shares-basic and diluted	2,269,269	1,576,793	2,084,101	1,554,156

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and 2002
(Unaudited - see accompanying accountants' review report)

	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$(918,817)	$4,763,281
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	14,308	19,210
Common stock issued for services	336,680	246,475
Realized losses on the sale of trading securities	232,548	-
Unrealized loss on trading securities	-	42,800
Gain on the sale of assets	(469,400)	-
Loss on the sale of subsidiary	-	99,958
Increase in available for sale securities	-	(6,060,000)
(Increase) decrease of operating assets:
Accounts receivable	(1,258,007)	(1,659,300)
Inventories	(1,656,825)	(87,180)
Decrease in inventory of real estate held for resale	100,000	560,624
Prepaid expenses and other current assets	(8,776)	(5,090)
Other assets	(843)	(92,030)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,483,691	1,654,736
Minority interest	4,001	(23,859)
Net cash used in operating activities	(1,141,440)	(540,375)

Cash flows from investing activities:
Purchase of property and equipment	(172,038)	(12,972)
Proceeds from sale of subsidiary	-	225,000
Proceeds from the sale of other assets	-	5,000
Proceeds from the sale of trading securities	1,128,153	-
Payment for purchase of Delta Seaboard Well Service, Inc.	(670,564)	-
Payments received on notes for sale of subsidiary	16,096	-
Purchase of certificate of deposit	-	(300,000)
Notes receivable	(74,043)	(10,618)
Net cash provided (used) in investing activities	227,604	(93,590)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit	(110,000)	438,902
Proceeds from borrowing from related parties	351,300	405,500
Proceeds from long-term debt	819,462	-
Repayment of long-term notes payable to related parties	(130,800)	-
Principal payments on long-term debt	(429,406)	(30,279)
Net cash provided by financing activities	500,556	814,123

Net increase (decrease) in cash	(413,280)	180,158

Cash at beginning of year	909,648	541,749
Cash at end of period	$496,368	$721,907

Supplemental schedule of cash flow information:
Interest paid	$71,742	$72,194

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), formerly Black Tie Affair, Incorporated, operates as a diversified holding company with wholly-owned and majority-owned subsidiaries.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the U. S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

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

(2) Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(3) Recent Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements became effective for the first quarterly report in 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial statements with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the nine-month periods ended September 30, 2003 and 2002 is eliminated by net operating loss carry forwards.

(5) Har-Whit/Pitts & Spitts, Inc.

Effective March 3, 2003, the Company foreclosed on the 90,000,000 shares of common stock (100% of all outstanding capital stock) of Har-Whit/Pitts & Spitts, Inc. (HWPS) that the Company held as collateral for payment of the two $1,000,000 notes held by the Company for the sale of HWPS in March 2001. The foreclosure on the shares gave the Company rights to the machinery and equipment owned by HWPS. Effective March 22, 2003, the Company sold the machinery and equipment to an individual for $499,200. The compensation for the sale consists of a note in the amount of $499,200. The note bears interest at 4%, which is due in monthly installments, and the principal balance is due in annual installments of $20,000 for the first three years, with the remaining balance due on March 21, 2007.

(6) Acquisition

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. ("Delta"), located in Houston Texas, for cash consideration in the amount of $1,272,826, of which, $670,564 was paid to Delta's shareholders as of September 30, 2003. The balance sheet of Delta is included in the consolidated balance sheet of the Company at September 30, 2003.

(7) Employee Stock-Based Compensation

The Company accounts for its employee stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all employee options granted has an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company also grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" based on the grant date fair values.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net earnings (loss) as reported	$(424,958)	$(107,349)	$(918,817)	$4,763,281
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	(17,621)	(11,857)	(52,864)	(35,572)
Pro forma net earnings (loss)	(442,579)	(119,206)	(971,681)	4,727,709

Earnings (loss) per share:
Basic net earnings (loss) per share-as reported	(0.19)	(0.07)	(0.44)	3.06
Basic net earnings (loss) per share-pro forma	(0.20)	(0.08)	(0.47)	3.04

The above pro forma effects on net earnings (loss) and net earnings (loss) per share are not likely to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.

(8) Industry Segments

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

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained. The Company's areas of operations are principally in the United States. Consolidated revenues, net operating losses for the nine months ended September 30, 2003 and 2002, and identifiable assets as of September 30, 2003 and 2002, were as follows:

Revenues:	2003	2002
Industrial/Commercial	$3,924,008	$5,674,727
Real estate	86,000	6,000,000
Oil and gas	-	-
	$4,010,008	$11,674,727
Operating income (loss):
Industrial/Commercial	$(110,053)	$316,425
Real estate	(14,000)	5,438,115
Oil and gas	(67)	-
Corporate expenses	(997,104)	(958,175)
	$(1,121,224)	$4,796,365
Identifiable assets:
Industrial/Commercial	$5,070,735	$6,514,681
Real estate	5,520,379	5,536,504
Oil and gas	9,913,321	77,694
Corporate	2,203,344	2,775,792
	$22,707,779	$14,904,671

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

The following defined terms are used in this quarterly report: Northeastern Plastics, Inc. (NPI), Unlimited Coatings Corporation (UCC), and Delta Seaboard Well Service, Inc. (Delta).

Overview

The Company is a holding company, which during the period covered by this quarterly report had three operating subsidiaries. Effective September 30, 2003, we acquired 51% of Delta Seaboard Well Services, Inc. and consolidated Delta's financial statements. Our balance sheet as of September 30, 2003 includes the assets and liabilities of Delta. Due to the fact that the acquisition was effective September 30, 2003, our consolidated statement of operations does not include Delta's revenues, which revenues will be reported during the 4th quarter of 2003.

The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Report on Form 10-KSB for our year ended December 31, 2002 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Divestitures" of the Notes to Consolidated Financial Statements which are part of the Consolidated Financial Statements.

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes: (1) NPI, a supplier of automotive after-market and consumer electrical products; (2) the oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas and the recently acquired Delta;and (3) the real estate segment.

Corporate overhead includes our investment activities aimed at financing current operations, expanding our current holdings, , and evaluating potential mergers and acquisitions. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis.

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Revenues for the three and nine months ended September 30, 2003 were $2,135,390 and $4,010,008, respectively, compared to $2,792,379 and $11,674,727, respectively, for same periods of the prior year. The decrease in our revenues during the three month period ended September 30, 2003 was due to a decline in revenues of NPI attributable to the general economy. The decrease in revenues during the nine month period ended September 30, 2003 was a result of the sale of real estate recognized during the second quarter of 2002 and the sale of Marald, Inc., an operating entity wholly owned by our subsidiary, UCC during the same period.

Our selling, general and administrative expenses during the three month period ended September 30, 2003 increased to $835,183 compared to $707,527 for the same period of 2002. The increase was attributable to higher compensation associated with legal, accounting and compliance costs related to the Delta acquisition. Our selling, general and administrative expenses during nine-month period ended September 30, 2003 and 2002 did not change materially.

During the three month period ended September 30, 2003, we had a net loss of $424,958 compared to a net loss of $107,349 during the same period of 2002. The increase in our net loss is mainly due to higher non-cash compensation of $236,680, and legal and accounting fees related to merger and acquisition activities. Our net earnings (loss) for the nine-month periods ended September 30, 2003 were $(918,817), compared to net earnings of $4,763,281 for the same period of the prior year. We had net income during the nine-month period of 2002 as a result of our sale of real estate and a manufacturing subsidiary.

The results of operations of NPI, our wholly-owned manufacturing subsidiary, is expected to account for most of its annual revenues during the 4th quarter of the year. This will likely result in a net income for the year ending December 31, 2003 for NPI.

The Company also expects that its recent acquisition of Delta will have a significant impact on its consolidated revenues and anticipates a net income of the Company for the full fiscal year

Liquidity and Capital Resources - AIII

Total assets at September 30, 2003 increased due to the acquisition of Delta. Our total assets at September 30, 2003 and December 31, 2002 were $22,707,779 and $11,167,149 respectively. Total liabilities at September 30, 2003, which reflect the acquisition of Delta, were $9,319,070 compared to $3,043,422 at December 31, 2002. At September 30, 2003 consolidated working capital was $7,398,616 as compared to working capital of $8,008,868 at December 31, 2002.

The Company's consolidated cash position at September 30, 2003 was $496,368 compared to $909,648 at December 31, 2002. Accounts receivable net of reserves at September 30, 2003 was $2,894,907 compared to $487,779 at December 31, 2002, principally due to the Delta acquisition. Inventories totaled $2,507,089 at September 30, 2003, compared to $618,783 at December 31, 2002. The increase in inventories principally reflects NPI's inventory in anticipation of NPI's 4th quarter sales.

For the nine months ended September 30, 2003, AIII used $1,141,440 in its operating activities compared to net cash used in operating activities of $540,375 during the same period of the prior year. We had net cash increase in investing activities of $227,604 during the nine-month period ended September 30, 2003, compared to net cash used in investing activities of $93,590 during the same period of the prior year. Financing activities provided $500,556 compared to $814,123 for the same period in prior year.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

During the three-month period ended September 30, 2003, we issued 481,948 restricted shares to International Diversified Corporation Limited (fka Elk International Corporation Limited), a related party, in connection with the conversion of a long-term note and repayment of advances. In August 2003, the Company issued 15,000 restricted shares to its CEO and President as additional compensation.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are to be filed or incorporated by reference as part of the Quarterly Report:

Exhibit No.	Description
19	Proxy Statement with Annual Report mailed to shareholders on May 19, 2003

(b) We did not file a Form 8-K during the three-month period ended September 30, 2003 reporting disclosure under Item 5.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	CEO, President and Chairman of the Board	November 19, 2003
Daniel Dror

/s/ Gary D. Woerz	Chief Financial Officer	November 19, 2003
Gary D. Woerz

Certification of Daniel Dror, CEO and President of American International Industries, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 19, 2003
American International Industries, Inc.
/s/ Daniel Dror
CEO and President

Certification of Gary D. Woerz, Chief Financial Officer of American International Industries, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Gary D. Woerz, certify that:

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

Date: November 19, 2003
American International Industries, Inc.
/s/ Gary D. Woerz, CFO

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and President of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended September 30, 2003.

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc and results of its operations.

By:/s/ Daniel Dror
Daniel Dror, CEO and President

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Gary D. Woerz, CFO of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended September 30, 2003.

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

By:/s/ Gary D. Woerz
Gary D. Woerz, CFO