Form 10KSB
period 2003-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2004-04-14
CIK 1073146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
For the fiscal year ended December 31, 2003

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

Registrant's telephone number, including area code: (281) 334-9479

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $7,928,943

The aggregate market value of the 1,261,538 shares of common stock held by non-affiliates of the registrant at March 31, 2004, based on the average of the bid and asked price of the shares on the OTC:BB of $10.70 on April 12, 2004 was $13,498,457. As of March 31, 2004, the registrant had 2,673,658 shares of Common Stock issued and outstanding. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB of American International Industries, Inc. (AMIN or the Company) for its year ended December 31, 2003 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. The term AMIN or the Company refers to American International Industries, Inc. or to American International Industries, Inc. and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

General

American International Industries, Inc., a Nevada corporation, began conducting its current operations in September 1996, when it made its first acquisition. The Company's business model calls for it to periodically acquire businesses in various industries, support the development and growth of those subsidiaries, and as opportunities present themselves from time to time to sell or merge those subsidiaries or assets in order to bring value to the holding company and its shareholders and to enable the Company to acquire larger companies. The Company is filing this Annual Report on Form 10-KSB for its year ended December 31, 2003, having previously filed other reports that had been due under the Exchange Act. The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure).

We are a holding company, and, at the time of this filing, operate the following wholly owned and partially owned subsidiaries:

Delta Seaboard Well Service, Inc., an onshore rig-based well servicing contractor providing service to the oil and gas industries. AMIN's owns 51% of the common stock of Delta;
Northeastern Plastics, Inc. a supplier of automotive after-market products and consumer durables;
T.R.E.Enterprises, Inc. (f/k/a Texas Real Estate Enterprises, Inc.), which buys and sells real estate in the Houston, Texas area;
Brenham Oil & Gas, Inc. is an owner of an oil and gas royalty interest;
Unlimited Coatings Corporation (UCCD), a public entity traded on the Pink Sheets under the symbol UCCD, (f/k/a World Wide Net, Inc., WWNT) which sold its wholly owned subsidiary, Marald, Inc. in June 2002. AMIN's owns 87.4 % of the common stock of UCCD.

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

American International Industries, Inc.

The Company was incorporated under the laws of the State of  Nevada in September 1994 under the name Black Tie Affair, Inc. In September and October 1997, a new investor group (1997 Group) including Mr. Daniel Dror, our present Chairman and Chief Executive Officer, and certain related parties, gained control of the Company.

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and our telephone number is (281) 334-9479. Our operations as a holding company include the operation and control of our subsidiaries, Delta Seaboard Well Service, Inc., a majority owned subsidiary, and Northeastern Plastics, Inc.,  T. R. E. Enterprises, Inc. and Brenham Oil & Gas, Inc., wholly owned subsidiaries, and Unlimited Coatings Corporation, a majority owned subsidiary. As of March 31, 2004, the Company, excluding its subsidiaries, employed 8 persons, none of whom are covered by a collective bargaining agreement.

Delta Seaboard Well Service, Inc.

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. and related entities, Seaboard Equipment Company and Seaboard Well Service (collectively "Delta"), all Texas corporations, for cash consideration in the amount of $1,000,000 pursuant to a Stock Purchase Agreement.

Overview

Delta's well site services segment provides a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, Louisiana, Mississippi and Alabama. Delta's services include workover services, plugging and abandonment, and well completion and recompletion services.

Well Service Market

Demand for Delta's workover and related services has historically been tied to the level of expenditures by oil and gas producers which is a function of prices they receive for oil and gas. In general, we expect activity levels to continue to be highly correlated to oil and gas expenditures which is a function of many factors that affect well economics. Demand for such workover services is impacted significantly by activity both in the United States and international areas. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area. Delta faces competition from many larger companies in the U.S. Gulf of Mexico market.

Products and Services

Workover Services. We provide our workover products and services primarily to customers in our market. Workover products and services are used in operations on a producing well to restore or increase production. Workover services are typically used during the development, production and abandonment stages of the well. Typically, our hydraulic workover units are contracted on a short-term dayrate basis. As a result, utilization of our workover units varies from period to period. The length of time to complete a job depends on many factors, including the number of wells and the type of workover or pressure control situations involved. Usage of our workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate multiple simultaneous jobs involving our workover units. Our largest customers for our services in 2003 were El Paso Production Company, The Houston Exploration Company, Burlington Resources Company, The Railroad Commission of Texas, Pogo Producing/North Central Oil Corporation and Dominion Exploration and Production, Inc.

Delta is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta's executive officers and owners of 49% of Delta. Mr. Derrick was recently elected as a director of the Company in February 2004. Delta was founded in 1958 and has its headquarters in Houston and maintains administrative and sales offices in both Lafayette, LA and Houston, TX. Delta's offices in Houston are located at 1212 West Sam Houston Parkway North, Houston, TX 77043.

Competition

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting casing and tubing as part of Delta's services. Delta also plans to pursue strategic acquisitions and enter into ventures for long-term growth and market expansion.

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability and loss of market share for Delta. In its markets, in South and East Texas, Louisiana, Mississippi and Alabama, Delta competes principally with the following entities: Tetra Applied Technologies, Key Energy Services, Basic Energy and other small companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta has had historically and may continue to have as a subsidiary of the Company. Delta will rely upon the ability of the Company to provide working capital and secure debt and equity financing in order for Delta to continue to expand its oil and gas well services business and to develop its plan to participate in exploration and drilling operations.

Government Regulation

The business of Delta is significantly affected by federal, state and local laws and regulations relating to the oil and natural gas industry. Changes in these laws and regulations, including more restrictive administrative regulations and enforcement of these laws and regulations, could significantly affect our business and results of operations. We cannot predict changes in existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our future operations or earnings. We also cannot predict whether additional laws and regulations will be adopted. Delta depends on the demand for its products and services from oil and natural gas companies. This demand is affected by economic cycles, changing taxes, price controls and other laws and regulations relating to the oil and gas industry, including those specifically directed to oilfield and offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation could also adversely affect our operations by limiting demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations or enforcement.

Although Delta believes that it is in compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of more restrictive environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.

Employees

As of  March 31, 2004, Delta had 40 employees.

Facilities

Delta's facilities in Houston consist of 2,500 square feet of office space and 10,000 square feet of warehouse and it has warehouse and office facilities in Lafayette, LA of 6,500 square feet. We have recently consolidated Delta's facilities to create operating efficiencies, by consolidating the Louisiana facilities with those of Delta in Houston.

Northeastern Plastics, Inc.

In June 1998, we entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation incorporated in December 1995 (Acqueren). Acqueren owned 100% of its subsidiary, Northeastern Plastics, Inc., a New York corporation, incorporated in January 1986 (NPI). The purchase agreement provided for the issuance of 67,500 shares of our Common Stock to the two largest shareholders of Acqueren in exchange for approximately 55% of the outstanding capital stock of Acqueren, and provided for the remaining shareholders of Acqueren to be issued 200,000  shares or approximately 0.25 shares of our Common Stock for each share of Acqueren common stock exchanged (these remaining shares of Acqueren common stock had been issued pursuant to a private placement and included a warrant to purchase one share of Acqueren common stock, which is included in the above share exchange). The transaction was closed effective July 1, 1998. Based upon the estimated fair market value of the restricted shares that were issued in this transaction ($8.00 per share at date of acquisition), the total purchase consideration for Acqueren was approximately $2,140,000. Based on the representations made to us at the time of the transaction, management believed the terms of the acquisition was fair and reasonable, and was based on arms-length negotiations with unaffiliated third parties. NPI is located at 14221 Eastex Freeway, Houston, TX 77032. NPI relocated from its former facilities in Nicholls, GA to a warehouse and office facility owned by the Company in Houston, TX in September 2003 because of the ability to hire and retain qualified sales and executive personnel in the growing Houston market, compared to the rural Georgia market, and because the Company owned and had available the necessary office and warehouse facilities for NPI in Houston.

Business

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

The Mechanix Choice brand of booster cables was introduced in 1995. NPI's Bitty Booster Cable brand of booster cables is currently distributed in the automotive after-market and through well-established food and drug retail channels.

NPI's consumer durable electrical products include flood light kits, clamp on lamps, household extension cords, tri-tap extension cords, heavy-duty extension cords, night-lights, and surge protection devices. All of NPI's consumer durable electrical products are UL Listed.

Beginning in late 1996, management changed its business strategy, and began to target what it believed to be the less competitive food and drug and variety retail industry. By adding more food and drug related items such as power strips, multiple outlet devices, cord sets, and night lights, NPI has been able to enter the consumer durables market.

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

NPI orders the materials for its principal products from various third party suppliers. To date, NPI has typically received shipments from its suppliers within 8-10 weeks of order. Management believes that if NPI should be unable to utilize any of its suppliers, it would be able to find alternative suppliers on comparable terms.

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

NPI also sells a substantial portion of its products under a direct import program (D/I program). The D/I program offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders. NPI can also arrange for the complete turn key deliveries of its products to its customer's place of business in the United States. Under a turnkey D/I program, NPI arranges, at an additional cost to its customers, on site factory inspections of the goods prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. Currently, management estimates that 70% of sales are made through the use of its D/I program. Management believes the D/I program provides its customers the most cost-effective means of obtaining large volumes of products. The average volume of NPI's direct import shipments are substantially larger than its warehouse shipments (management estimates that D/I program orders average a minimum of $40,000 to a high of $1,200,000, as compared to warehouse shipments which average $1,200). However, NPI is unable to realize the same gross profit margins on D/I program orders, as compared to warehouse shipments. For the year ended December 31, 2003, over sixty-three percent of NPI's sales were to one customer. NPI's management performs ongoing credit evaluations and makes provision for uncollectible amounts when deemed necessary. NPI's management believes that it could replace this customer with one or more customers if necessary.

Competition

In the safety product category of the automotive after-market, of which a substantial portion of NPI's products fall, NPI competes against a large number of suppliers many, of which have far greater financial resources than NPI. In addition, management has seen little movement between suppliers at major national retailers, and as such, NPI's ability to increase market share will be limited. Management believes its primary competitors in the safety products market include Coleman Cable, Deka, Bayco and many other producers and importers. Based on current sales, management believes its market share of this safety product category to be approximately 4%. There can be no assurance that NPI will be able to successfully compete in this marketplace.

In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. Management believes its primary competitors in the consumer durables market include Pacific Electricord Company, Woods Wire, General Electric, Coleman Cable and various other producers. Based on current sales, management believes its market share of the consumer durables electrical product market to be approximately 1.4%. There can be no assurance that NPI will be able to successfully compete in this marketplace.

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

Employees

As of  March 31, 2004, NPI employed 7 persons, including management, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

Facilities

NPI currently operates from one facility in Houston, TX. Its facility is 38,500 square feet owned by the Company.

T. R. E. Enterprises, Inc.

In December 1997, the Company in consideration for 100,000 shares of our Common Stock, purchased all of the capital stock of T. R. E. Enterprises, Inc. ("TREE"), f/k/a Texas Real Estate Enterprises, Inc. TREE is  a Texas corporation, incorporated in March 1996. The Company purchased TREE from International Diversified Corporation, Ltd. ("IDC"), formerly Elk International Corporation, Ltd., which is controlled by Mr. Dror's brother. Mr. Dror has no interest in IDC. The Company also purchased G.C.A. Incorporated (GCA) which entity was wholly owned by an unrelated third party individual for 60,000 shares of our Common Stock. TREE and GCA are collectively referred to in this Annual Report on Form 10-KSB as TREE. In May 1998, the Company through TREE issued 80,000 shares of our Common Stock to Daniel Dror & Company, Inc. (DD&Company), which, at the time of the transaction, was controlled by Mr. Dror, in exchange for additional real estate. Mr. Dror is no longer affiliated with DD&Company. In June 1998, the Company through TREE purchased all of the capital stock of MidTowne Properties, Inc., now MidCity Houston Properties, Inc. ("MidCity)" for 11,000 shares of our Common Stock, from two parties, one of which was the DDII76Trust, which received 6,600 shares of the Company's common stock. The other 4,400 shares were issued to an unaffiliated third party. TREE is located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive office.

Effective June 4, 2002, the Company's real estate subsidiaries sold approximately 63% of its inventory, classified as available-for-sale real estate to an unaffiliated third party,  SurgiCare, Inc. (AMEX Symbol: SRG). The total consideration for the sale of real estate was $6,000,000, and the cost basis was $560,624. The transaction resulted in a gross profit of $5,439,376. The consideration of $6,000,000 was evidenced by 1,200,000 shares of SRG's Series AA Preferred Stock. The Series AA Preferred Stock may be redeemed, in whole or in part, at any time prior to its redemption date, at the option of SRG, at a redemption price is $5.00 per share.

On December 3, 2002, the Company and SRG agreed to convert 300,000 SRG Series AA Preferred shares into 3,658,537 shares of SRG common stock, which shares were sold by the Company pursuant to Rule 144 during 2003. SRG has the option to redeem the remaining 900,000 Series AA Preferred issued to AMIN as follows: 300,000 shares on June 1, 2004, and 300,000 shares on June 1 of each of the following two years by payment of $1,500,000 each year. In the alternative, SRG may elect to issue to AMIN a number of SRG common shares, based on the average closing bid price for the twenty trading days prior to redemption, but not less than $ 0.41 per share.

Business

TREE and its wholly owned subsidiary, MidCity, owned seven tracts of land in Harris, Chambers, and Galveston Counties in Texas. TREE is operated from our office in Kemah, Texas. As noted above, the Company sold approximately 63% of its real estate to SRG.

The remaining property is undeveloped commercial property that was transferred from the subsidiary, TREE, directly to the Company. Such property is available for sale and is being actively marketed. Management will continue to explore opportunities to sell or develop the property, if such possibilities are presented. At this time no development plans are being considered, but several opportunities to sell the property are being pursued. Management is actively negotiating the potential purchase of additional properties.

Competition

There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other factors.

The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. There is no assurance that the Company will be able to compete in this market.

Regulation

Real estate operations are subject to comprehensive federal, state, and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies. In the future, if the Company decides to develop its properties, periodic approval is required from various agencies in connection with the design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect the the Company's real estate development and marketing operations. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject it to liability to a buyer or lessee of property. Property management services also could subject the Company to environmental liabilities pursuant to applicable laws and contractual obligations to property owners. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner, which have not, but could adversely affect the Company. The Company's financial results have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

Employees

As of March 31, 2004, TREE had no full-time employees and its business is conducted from our office in Kemah, Texas.

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

Business

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

Employees

As of  March 31, 2004, Brenham had no full-time employees and its business is conducted from our office in Kemah, Texas.

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

Effective June 5, 2002, the Company sold, through its majority owned subsidiary UCCD 100% of its investment in Marald, Inc. for total consideration of $725,000. The $725,000 received consisted of $225,000 in cash and one long-term note of $300,000 and a second long-term note of $300,000. We recorded  a $100,000 valuation reserve due to a note provision allowing satisfaction by a payment of $200,000 for early retirement of the note. The Company recorded a loss on the sale in the amount of $179,608, based upon our basis at June 5, 2002. Marald, Inc. had annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

Business

Effective June 5, 2002, the Company sold, through its majority owned subsidiary UCCD, 100% of its investment in Marald, Inc. for total consideration of $725,000. The $725,000 received consisted of $225,000 in cash and one long-term note of $300,000 and a second long-term note of $300,000. We recorded   a $100,000 valuation reserve due to a note provision allowing satisfaction by a payment of $200,000 for early retirement of the note. The Company recorded a loss on the sale in the amount of $179,608, based upon our basis at June 5, 2002. Marald, Inc. had annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

Unlimited Coatings Corporation (UCCD)

In May 1999, the Company purchased for investment purposes, 400,000 unrestricted shares (giving effect to a 1 for 5 reverse split) of UCCD f/k/a World Wide Net, Inc. for a total of $300,000, representing 20% of the total outstanding common shares of UCCD. At the date of the transaction, UCCD was an inactive, non-operating public company, with shares subject to quotation on the Pink Sheets, and having only nominal assets.

On September 12, 1999, we signed an agreement to acquire 3,100,000 restricted shares of UCCD from UCCD, constituting approximately 60.8% of the then total of 5,100,000 issued and outstanding  shares of UCCD. We acquired the 3.1 million UCCD shares in exchange for 100% of the shares of Modern Film Effects, Inc., d/b/a Cinema Research Corporation (CRC). Prior to this transaction, UCCD had only nominal assets and had no operations during the three prior years. The investment in UCCD was recorded at the historical cost basis of CRC at the effective date of the transaction. As a result of the fact that the purchase of the 3.1 million shares in September 1999 resulted in our ownership of a majority of UCCD, the Company consolidated UCCD as of September 30, 1999.

During 2000, we increased our interest in UCCD as a result of the transfer of Unlimited Coatings (see Marald above) to UCCD. Our consolidated financial statements for 2000 and 2001 include UCCD. Until October 1, 2000, we had an equity ownership of 61% of UCCD, which increased to 87.4% as a result of the transfer of Unlimited Coatings, as discussed above. See Part III, Item 12, Certain Relationships and Related Transactions, as well as Note 2 to the Notes to Consolidated Financial Statements.

As stated above, during 2000, we increased our interest in UCCD as a result of the transfer of Unlimited Coatings (see Marald above) to UCCD. Our consolidated financial statements for 2000 and 2001 include UCCD. Until October 1, 2000, we had an equity ownership of 61% of UCCD, which increased to 87.4% as a result of the transfer of Unlimited Coatings, as discussed above. UCCD is located at the Company's executive office at 601 Cien Street, Suite 235, Kemah, Texas 77565. At present there are no operations conducted by UCCD. Effective October 1, 2003, as a result of a share recapitalization, the symbol of Unlimited Coatings was changed from UCCC to UCCD.

ITEM 2. DESCRIPTION OF PROPERTY

The Company during the year ended December 31, 2003 operated Brenham, TREE and UCCD from our executive office in Kemah, Texas. The Company's  majority owned subsidiary, Delta, has executive offices and a warehouse in Houston, TX and sales offices in Houston and Lafayette, LA. Delta's facilities of 12,500 square feet in Houston are leased from an unaffiliated third party at $8,500 per month and its facilities in Louisiana of 6,500 square feet are leased from an unaffiliated third party at $1,500 per month. See Item 1. The Company owns the warehouse and office facility utilized by NPI. The Company's executive offices of 1,380 square feet are leased from an unaffiliated third party for $1,335 per month, which lease expires in May 2004. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

The Company holds 286 acres of undeveloped commercial property for sale, located in Galveston County, TX, although management may pursue, without a vote of shareholders, development opportunities it believes to be economically favorable. At the present time, the Company has no plans to develop any of its property. Management is evaluating several proposals regarding the potential sale of the property; however, there is no assurance that any of those proposals will be accepted or completed.

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

	High	Low
Fiscal Year 2002
First Quarter Ending March 31,	$3.90	$2.50
Second Quarter Ending June 30,	$3.50	$1.50
Third Quarter Ending September 30,	$4.25	$1.20
Period Ending December 31,	$1.55	$7.50

Fiscal Year 2003
First Quarter Ended March 31,	$4.35	$2.55
Second Quarter Ending June 30,	$3.20	$2.75
Third Quarter Ending September 30,	$3.70	$2.35
Period Ending December 31,	$3.60	$2.73

Fiscal Year 2004
First Quarter Ended March 31,	$8.40	$3.10
Period Ending April 12,	$11.50	$7.80

The Company believes that as of April 12, 2004, there were approximately 1,000 owners of its common stock.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, the Company issued 121,772 restricted shares of common stock to International Diversified Corporation, Ltd. (IDC), formerly Elk International Corporation, Ltd., in connection with the conversion of $345,832 debt owed to IDC under a revolving credit note. The shares were valued at $2.84 based upon the average closing price of the shares during the period December 12, 2003 to December 18, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Company is a holding company, which currently has three wholly owned subsidiaries and two majority owned subsidiaries. Delta, a majority owned subsidiary, is an oil field well drilling service company. NPI, a wholly owned subsidiary, is a supplier of automotive after-market products and consumer durable goods. TREE, a wholly owned subsidiary, is in the Real Estate business, acquiring and marketing properties, which are available for resale and actively being marketed. During 2003 TREE transferred its available for sale property to the Company. Brenham, a wholly owned subsidiary, has a royalty interest in a producing gas well. During the past year the Company received no revenues from this well. The Company's other majority owned subsidiary is UCCD, a public company. The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

We intend to continue our efforts to grow through the acquisition of additional and complimentary businesses and by expanding the operations of our various businesses. With our recent acquisition of Delta and the expansion of our board, we plan to expand our oil and gas segment through internal growth and acquisitions. We will evaluate whether additional and complimentary businesses can be acquired at reasonable terms and conditions, at attractive earnings multiples and which present opportunity for growth and profitability. These efforts will include the application of improved access to financing and management expertise afforded by synergistic relationships with the Company and its subsidiaries. Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the projected growth in earnings and cash flows are attainable and consistent with minimum expectations to yield desired returns to investors, and that management is capable of guiding the growth of operations, working in concert with others in the group to maximize opportunity. Periodically as opportunities present themselves, we may sell or merge the subsidiaries in order to bring value to the holding company and our shareholders and to enable the Company to acquire larger companies.

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

New Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interest's method. The Company has consistently applied the purchase method of accounting for business combinations. SFAS No. 142 also refines the definition of intangible assets acquired in a purchase method business combination.

SFAS No. 142 introduced the concept of indefinite life intangible assets, eliminates the amortization of goodwill effective January 1, 2002, and requires an annual testing of goodwill balances for impairment, with write-downs to reflect such conditions as might arise. As required under the new rules, we conducted testing of intangibles as of January 1, 2003 and determined there is no impairment of goodwill. The impact to future period's net income will be the discontinuation of goodwill amortization, offset by any adjustments for impairment as may be appropriate. The financial statements for 2001 reflect a full year's amortization of goodwill, while the current year includes no such amortization.

New Standards Implemented

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.

SFAS 149  In April 2003, the FASB issued SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company's financial condition or results of operations.

SFAS 150  In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

FASB Interpretation No. 45  In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", including indirect Guarantees of Indebtedness of Others (FIN 45). Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45 the Company will record guarantees entered into after December 31, 2002, as a liability, at fair value.

Results of Operations

Consolidated

Year Ended December 31, 2003 Compared With the Year Ended December 31, 2002. The net sales for the year ended December 31, 2003 were $7,928,943 as compared to $13,378,040 for December 31, 2002. The principal reason for the decrease in net sales is related to the divestiture of Marald, Inc. in 2002.

The sales by our segments were as follows: Industrial/Commercial had sales of $6,361,776 for the year ended December 31, 2003 compared to $6,040,523 for the year ended December 31, 2002. Our Industrial/Commercial segment consisted of NPI. Our Oil and Gas segment reported revenues in 2003 in the amount of $1,481,167 because of the acquisition of Delta, an oil field drilling service subsidiary at September 30, 2003. The Oil and Gas segment report no revenues in 2002. Our Real Estate segment had revenues of $86,000 in 2003 compared to $6,067,116 in 2002. Our corporate segment, which consisted of the holding company, had no revenues in either year.

Cost of sales for the year ended December 31, 2003 was $7,385,482 compared to $6,817,904 for the year ended December 31, 2002. The gross margins for the respective years were 16.2% and 49.0%. The Industrial/Commercial segment posted an operating loss of $58,017 for the current year as compared to the $243,380 operating income of the prior year. The Real Estate segment reported operating loss of $15,927 for 2003, having posted an operating income of $5,503,191 the prior year. Oil & Gas operating loss for 2003 amounted to $4,666, while the prior year operating loss was $266. Corporate expenses for 2003 of $842,384 compare to $1,286,158. Consolidated SG & A expenses for the year ended December 31, 2003 were $1,610,518 compared to $2,099,989 for 2002.

Total other income was $128,639 in 2003 compared to other expense of $2,534,552 for 2002.

The loss $943,036 was attributable to the discontinued operations of Delta's Louisiana subsidiary and the moving cost and one-time charges for relocation of NPI to Houston, Texas.

DELTA

At September 30, 2003, the Company acquired Delta Seaboard Well Service, Inc. (Delta), a Texas corporation engaged in the business of well plugging and abandonment, workovers, and completions. Delta had revenues of $1,481,167 for the three month period ended December 31, 2003. Delta was acquired as of September 30, 2003; therefore, only revenues and expenses for the fourth quarter 2003 are reflected in the consolidated financial statements of the Company.

NPI

During the year 2003 NPI generated net sales of $6,361,776 compared to $6,040,523 during the previous year. NPI is highly reliant upon a small customer base, with over 85% of its sales being generated through its top five customers. There is significant risk in having such a large portion of revenues concentrated to this extent. The loss of a single customer could have a significant adverse impact to the Company. The sales of NPI have historically been subject to sharp seasonal variation in levels of activity. Another significant trend influencing the activities of NPI has been the increase in the percentage of large orders direct shipped to customers. Order size is a factor in pricing and larger orders typically sustain lower margins than those of smaller orders shipped from the NPI warehouse. Margins on sales for 2003 averaged 8.6% compared to 13.3% during the prior year. Operating expenses during the year 2003 of $604,556 compared negatively to the $573,235 experienced during the prior year. NPI generated operating loss of $58,017 during 2003 as compared to $222,422 last year. The 2003 loss is attributed to the expense of moving the subsidiary from Nicholls, GA to Houston, TX.

TREE

Effective June 4, 2002, the Company's real estate subsidiaries sold approximately 63% of its inventory classified as available-for-sale real estate to SurgiCare, Inc. (AMEX Symbol: SRG) for total consideration of $6,000,000. SRG's principal business is as an operator of ambulatory surgical centers. The real estate subject to the sale had a cost basis of $560,624, which resulted in a gross profit on the sale in the amount of $5,439,376. The consideration received consists of 1,200,000 shares of SRG's Series AA Preferred Stock. On December 3, 2002, the Company and SRG agreed to convert 300,000 SRG Series AA Preferred shares into 3,658,537 shares of SRG common stock. SRG has the option to redeem the remaining 900,000 Series AA Preferred issued to AMIN as follows: 300,000 shares on June 1, 2004, and 300,000 shares on June 1 of each of the following two years by payment of $1,500,000 each year. In the alternative, SRG may elect to issue to AMIN a number of SRG common shares, based on the average closing bid price for the twenty trading days prior to redemption, but not less than $0.41 per share.

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

Loss on Sale of Subsidiaries

Effective March 3, 2003, the Company foreclosed on the 90,000,000 shares of common stock (100% of all outstanding capital stock) of Har-Whit/Pitts & Spitts, Inc (HWPS) that the Company held as collateral for payment of the two $1,000,000 notes held by the Company for the sale of HWPS in March 2001 (see below). The foreclosure on the shares gave the Company rights to the machinery and equipment owned by HWPS. Effective March 22, 2003, the Company sold the machinery and equipment to an individual for $499,200. The compensation for the sale consists of a note secured and personally guaranteed in the amount of $499,200. The note bears interest at 4%, which is due in monthly installments, and the principal balance is due in annual installments of $20,000 for the first three years, with the remaining balance due on March 21, 2007.

Effective June 5, 2002, the Company sold, through its majority owned subsidiary, UCCD, 100% of its investment in Marald, Inc., for total consideration of $725,000. The $725,000 received consists of $225,000 in cash and one long-term personally guaranteed note of $300,000 and a second long-term note of $300,000. The second long-term note was recorded with a $100,000 valuation reserve due to a provision, which allows for a payment of $200,000 for early retirement of this note. The Company recorded a loss on the sale in the amount of $179,608. Marald, Inc. had revenues of $1,270,401 and generated operating income of $17,045 during the current year and annual sales of approximately $2,900,000 and operating income of approximately $113,000 in 2001.

Effective March 30, 2001 the Company sold its 100% interest in HWPS to Oxford Knight International, Inc. (OXFD). As part of the consideration the Company received two secured 5 year promissory notes with 8.5 % interest in the amount of $1,000,000 each, and 10,000,000 shares of restricted common stock of OXFD. The notes are secured by the real estate and improvements thereon, by all machinery and equipment, and all assets sold, including all shares of HWPS and the personal guarantees of the principals of OXFD. The valuation of the consideration received at that time was $2,500,000. The Company recorded a gain of the transaction in the amount of $1,555,435. During the first quarter of 2001, prior to its sale HWPS had sales of $324,435, cost of sales of $219,489 and sustained an operating loss of $54,726.

The Company believed throughout the fiscal year 2002 that the two secured notes received in consideration for HWPS was fully collectible due to the security agreements, mortgages, and personal guarantees. However, as a result of the decline in the share price of the OXFD shares, the Company recorded a reserve of $450,000 attributable to these shares during 2002. On January 16, 2003 the Company, the OXFD principals and their related entities entered into written agreements containing representations and warranties to the Company regarding previous agreements and the secured promissory notes in the amount of $2,000,000 plus all accrued interest. Shortly thereafter, a default occurred based upon the previous agreements and agreements of January 16, 2003. Following the default, the Company posted the real estate and its improvements for foreclosure, which resulted in the Company receiving a Deed in Lieu of Foreclosure on January 24, 2003 transferring back to the Company the title to the land, building and improvements. This Deed in Lieu of Foreclosure did not release any obligations to the Company on the two underlying secured notes. The real estate received by the Company was subject to a first lien held by  Southwest Bank of Texas in the amount of $388,793. The real estate has been brought back to the financial statements at the original basis before it was sold, less depreciation for 2002 and 2001. Following the year ended December 31, 2002, the Company elected to establish evaluation adjustments to write off the remaining balance of the long term notes, as well as the value of the original 10,000,000 restricted shares of OXFD received in the sale. As a result of our management's determination regarding the business and financial conditions of OXFD and HWPS the entire balance of the secured promissory notes receivable has been written off. The Company is aggressively pursuing its interest in seeking recovery of the full amounts owed under the secured notes and all other obligations owed to the Company. Further, the Company believes that it has available recourse against certain collateral including equipment and business trademarks transferred as part of the original sale, as well as personal guarantees of the principals of the obligors. In order to take a conservative accounting treatment the Company has elected to write off all balances due on the two secured notes. Should additional recovery be realized through any collection actions, any income would be recognized at that time. There can be no assurance that we will recover any balances on the OXFD notes or the guarantors on such notes.

Net Income and Comprehensive Income

Consolidated net loss of $943,036 for the year ended December 31, 2003 compares to a net income of $2,102,024 for the year ended December 31, 2002, partially due to the restructuring and consolidation of Delta's Louisiana and Texas operations and closing of Delta's Louisiana subsidiary.

Liquidity and Capital Resources

Total assets at December 31, 2003 and 2002 were $20,537,605 and $11,167,149 respectively. Total liabilities at December 31, 2003 were $7,151,309 compared to $3,043,422 at December 31, 2002. The increase in total liabilities was principally attributable to the acquisition of Delta at September 30, 2003.

At December 31, 2003 our working capital was $12,871,773 compared to $8,008,868 at December 31, 2002. The increase in working capital was principally attributable to the acquisition of Delta at September 30, 2003.

Net cash inflow in 2003 was $34,585 compared to a total cash inflow of $367,899 in 2002. Cash flows provided by operating activities were $618,334 in 2003 compared to $3,989,751 in 2002. Cash flows from investing activities during 2003 used $1,364,149, while investing activities used $4,425,422 during 2002.

Cash flows provided by financing activities during 2003 were $780,400 as compared to cash flows provided by financing activities of $803,570 during 2002.

The Company, in December, 2001 entered into a Revolving Credit arrangement with IDC, under which IDC agreed to advance up to $1,000,000, from time to time, as required by the Company. The Company granted to IDC a security position in its assets and will be required to repay such amounts drawn under the agreement, in full and with interest at prime, on or before July 5, 2003. The parties agreed to a temporary increase in the amount available under the financing agreement to $1,500,000 and to extend the agreement until July 5, 2005. Management believes such arrangement will provide sufficient financing and has no commitments for any additional financing. At December 31, 2002 the Company owed IDC $1,270,423 under the Revolving Credit Note. On February 26, 2003 the company issued 129,762 shares of Common Stock to IDC to convert $300,000 principal and $30,893 interest due through December 31, 2002 on the Revolving Credit Note. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

During the years 2003 and 2002 we entered into transactions involving the sale of restricted  shares of Common Stock to IDC, and IDC converted debt into equity as discussed in (i) below. We also sold restricted shares of Common Stock to the DDII Trust98 as discussed in (ii) below. These transactions were for the purpose of providing the Company with additional working capital and improving debt to equity ratios, as follows:
(i) On May 17, 2000 the Company and IDC agreed that IDC would convert $250,000 of debt owed to IDC into 150,000 restricted shares of Common Stock, which conversion was based upon a price of $1.66 per share. On December 12, 2000, the conversion price was adjusted to $4.00 per share effective as of May 17, 2000, based upon the closing price of the Company's Common Stock on May 17, 2000. Consequently the number of shares issued to IDC upon the conversion was adjusted from 150,000 shares of Common Stock to 62,500 shares of Common Stock. In addition, On May 17, 2000 the Company sold to IDC 150,000 shares of Common Stock for cash consideration of $250,000 or $1.66 per share, which was paid to the Company prior to September 30, 2000. The price per share of this transaction was also adjusted on December 12, 2000, as of May 17, 2000, to a price of $4.00 per share, the closing bid  price on May 17, 2000. As a result, the number of shares sold in this transaction was adjusted from 150,000 shares to 62,500 shares. The Company and IDC agreed to a two-year lock-up of the restricted shares without registration rights, and the waiver of the availability to IDC of Rule 144 under the Act to resell these shares. The Company expects to be funded from time to time by IDC in amounts necessary to assist the Company in its working capital requirements.
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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

Independent Auditors'; Report

The Board of Directors and Stockholders

American International Industries, Inc.:

We have audited the consolidated balance sheets of American International Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ R. E. Bassie & Co.

Houston, Texas

March 12, 2004

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash	$944,233	$909,648
Certificate of deposit	300,000	300,000
Trading securities	8,400	1,515,600
Available-for-sale securities	4,500,000	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$1,008,466 in 2003 and $18,217 in 2002	3,412,514	487,779
Accounts receivable from related parties	294,214	441,335
Inventories	1,181,085	618,783
Real estate held-for sale	225,000	325,000
Drilling rigs held for sale	5,317,956	-
Prepaid expenses and other current assets	577,249	1,911
Total current assets	16,760,651	9,100,056

Note receivable	964,866	489,443
Property and equipment, net of accumulated
depreciation and amortization	2,126,059	897,771
Excess of cost over net assets of businesses acquired,
less accumulated amortization of $205,295 in 2003 and 2002	674,539	674,539
Other assets	11,490	5,340
Total assets	$20,537,605	$11,167,149
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,376,025	$592,395
Short-term notes payable	312,000	110,000
Current installments of long-term debt	200,853	388,793
Total current liabilities	3,888,878	1,091,188
Long-term notes payable to related parties	-	1,474,138
Long-term debt, less current installments	2,187,359	400,000
Minority interest	1,075,072	78,096
Total liabilities	7,151,309	3,043,422

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: 400,000 shares issued and outstanding
at December 31, 2003, none issued and outstanding at December 31, 2002	400	-
Common stock, $.001 par value. Authorized 10,000,000 shares:
2,603,242 shares issued and 2,600,722 outstanding at December 31, 2003,
1,748,110 shares issued and 1,745,590 shares outstanding at December 31, 2002	2,601	1,745
Additional paid-in capital	24,582,627	18,378,278
Accumulated deficit	(11,165,304)	(10,222,268)
	13,420,324	8,157,755
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	13,386,296	8,123,727
Total liabilities and stockholders' equity	$20,537,605	$11,167,149
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2003 and 2002

	2003	2002
Revenues	$7,928,943	$13,378,040
Costs and expenses:
Cost of sales	7,385,482	6,817,904
Selling, general and administrative	1,610,518	1,923,560
Total operating expenses	8,996,000	8,741,484

Operating income (loss)	(1,067,057)	4,636,576

Other income (expenses):
Interest income	46,555	36,051
Realized losses on marketable securities available for sale	-	(614,935)
Realized losses on marketable trading securities	(251,566)	(97,100)
Unrealized losses on marketable trading securities	-	(13,200)
Loss on sale of subsidiary	-	(179,608)
Gain (loss) on the sale of assets	499,600	(37,030)
Loss on write-off of long-term notes receivable	-	(1,536,004)
Interest expense	(235,295)	(100,378)
Other income	69,345	7,652
Total other income (expenses)	128,639	(2,534,552)

Net income (loss) from operations before income tax and minority interest	(938,418)	2,102,024

Provision for income tax	-	-
Net income (loss) from operations before minority interest	(938,418)	2,102,024
Minority interest	(4,618)	-
Net income (loss) applicable to common shareholders	$(943,036)	$2,102,024

Net income (loss) applicable to common shareholders:
Basic	$(0.44)	$1.30
Diluted	$(0.41)	$-

Weighted average common shares:
Basic	2,132,646	1,611,514
Diluted	2,315,744	-

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders'; Equity
Years ended December 31, 2003 and 2002
														Accumula-
														ted other
								Additional						compre-		Total
	Preferred Stock			Common Stock				paid-in		Accumulated		Treasury		hensive		stockholders'
	shares		amount	shares		amount		capital		deficit		stock		loss		equity
Balance,		$			$		$		$		$		$		$
December 31, 2001				1,526,324		1,526		17,976,289		(12,324,292)		(34,028)		(100,000)		5,519,495
Issuance of restricted
shares under
private placement				5,000		5		9,995		-		-		-		10,000
Issuance of common
stock for services				214,150		214		391,994								392,208
Rounding difference
related to reverse split				116
Unrealized gain
on securities
available-for-sale				-		-		-		-		-		100,000		100,000
Net income				-		-		-		2,102,024		-		-		2,102,024
Balance,
December 31, 2002	-		-	1,745,590		$1,745		$18,378,278		$(10,222,268)		$(34,028)		$-		$8,123,727

Issuance of shares
for services				152,747		153		339,896		-		-		-		340,049
Issuance of preferred
shares for
reduction of debt	400,000		400	-		-		3,999,600		-		-		-		4,000,000
Issuance of common
stock for
reduction of debt				702,385		703		1,864,853		-		-		-		1,865,556
Net loss				-		-		-		(943,036)		-		-		(943,036)
Balance,
December 31, 2003	400,000		$400	2,600,722		$2,601		$24,582,627		$(11,165,304)		$(34,028)		$-		$13,386,296

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(943,036)	$2,102,024
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	131,847	35,686
Common stock issued for services	340,049	392,208
Realized losses on marketable securities available for sale	-	614,935
Realized losses on marketable trading securities	251,566	97,100
Unrealized losses on trading securities	-	13,200
Gain (loss) on disposal of assets	(499,600)	86,744
Gain (loss) on sale of subsidiary	-	179,608
Provision for uncollectible long-term notes receivable	-	1,536,004
Purchase of trading securities	-	(97,100)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Trading securities	1,255,634	(1,500,000)
Accounts receivable	(781,960)	86,557
Inventories	(379,144)	275,987
Real estate held for sale	100,000	560,624
Drilling rigs held for sale	1,000,000	-
Prepaid expenses	(238,565)	(891)
Other assets	-	793
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	376,925	(346,638)
Minority interest	4,618	(47,090)
Net cash provided by operating activities	618,334	3,989,751

Cash flows from investing activities:
Capital expenditures for property and equipment	(278,545)	(28,973)
Purchase of certificates of deposit	-	(64,660)
Increase in available for sale securities	-	(4,500,000)
Proceeds from sale of subsidiary	-	225,000
Proceeds from disposition of assets	-	5,000
Receipts of principal payments on long-term notes receivable	24,177	10,557
Accounts receivable from related parties	(109,781)	(72,346)
Cash paid for subsidiary	(1,000,000)	-
Net cash used in investing activities	(1,364,149)	(4,424,425)

Cash flows from financing activities:
Proceeds from issuance of stock	-	10,000
Proceeds from long-term debt	1,190,000	400,000
Proceeds from long-term borrowings from related parties	413,418	647,800
Net borrowings under lines of credit agreements	35,227	38,902
Principal payment on long-term debt	(858,245)	(293,132)
Net cash provided by financing activities	780,400	803,570

Net increase in cash	34,585	367,899

Cash at beginning of year	909,648	541,749
Cash at end of year	$944,233	$909,648

Supplemental schedule of cash flow information:
Interest paid	$235,295	$100,378
Taxes paid	$30,384	$110,489
Non-cash transactions:
Issuance of preferred shares for payment of debt	$4,000,000	$-
Issuance of common shares for payment of debt	1,865,556	-
Sale of subsidiaries
Assets received:
Long-term notes receivable	-	500,000
Available for sale securities	-	-
Less commission to be paid	-	-
Less liabilities assumed	-	-
Assets and liabilities disposed of:
Cash	-	-
Accounts receivable	-	150,182
Note receivable	-	79,650
Inventories	-	115,007
Prepaid expenses	-	-
Property and equipment, net	-	58,599
Goodwill, net	-	628,700
Other assets	-	1,885
Accounts payable	-	(8,417)
Short-term note payable	-	(100,780)
Long-term debt	-	(20,218)
Net assets disposed of	-	904,608
Less consideration received	-	725,000
Gain (loss) of sale of subsidiary	$-	$(179,608)
See accompanying notes to consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Industries, Inc. (the "Company" or "AMIN"), a Nevada corporation, operates as a diversified holding company with a number of wholly owned subsidiaries and two majority-owned subsidiaries.

Principles of Consolidation

The consolidated financial statements includes the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc.,  T.R.E. Enterprises, Inc.,  Brenham Oil & Gas, Inc., Marald, Inc., Har-Whit/Pitt's & Spitt's, Inc. and its majority owned subsidiaries, Unlimited Coatings Corporation and Delta Seaboard Well Service, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Real Estate Held for Sale

Real estate held for sale is carried at the lower-of-cost, predecessor carryover historical cost basis, or fair market value, net of selling costs. Management assesses the value of real estate held for sale on a quarterly and annual basis to determine if any impairment to this net realizable value has occurred. Management closely monitors any changes in the real estate market, which would indicate that a change in the value of its holdings has occurred and also obtains independent third party appraisals on its holdings on an as-needed basis. The appraised value of the property is substantially higher than recorded in the Company's financial statements.

Intangible Assets

SFAS No. 142 eliminates the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002.

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2003 and 2002.

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2003 and 2002, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer's financial condition but generally does not require collateral.

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

New Standards Implemented

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation; Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.

SFAS 149  In April 2003, the FASB issued SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company's financial condition or results of operations.

SFAS 150  In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

FASB Interpretation No. 45  In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others (FIN 45)". Beginning with transactions entered into after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from prior accounting practices, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined in SFAS 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. In accordance with FIN 45 the Company will record guarantees entered into after December 31, 2002, as a liability, at fair value.

Reclassifications

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

(2) Acquisitions and Divestitures

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. (Delta) and certain assets and assumed certain liabilities of two related entities for cash consideration in the amount of $1,000,000. Delta is an onshore rig-based well servicing contractor, providing services to oil companies and independent oil and natural gas companies operating in South and East Texas, Louisiana, Mississippi and Alabama. These services include rig-based workover, plugging and abandonment, and well completion and recompletion services.

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting, casing and tubing as part of Delta's services. Delta also believes that with the economic resources of the Company and its access to the public capital markets, it can pursue strategic acquisitions and enter into ventures for long-term growth and market expansion.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $1,000,000 had been allocated at follows:

Current assets	$9,248,941
Property and equipment, net	1,081,590
Other non-current assets	6,150
Current liabilities	(2,874,189)
Long-term liabilities	(5,501,708)
49% interest not acquired	(960,784)
$ 1,000,000

Revenues and expenses are included in the Company's statement of operations from October 1, 2003 through December 31, 2003.

The following unaudited pro forma data summarizes the results of operations of the Company for the years ended December 31, 2003 and 2002 as if the acquisition had been completed on January 1, 2002. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2002 or may be achieved in the future.

	2003	2002
Revenues	$13,159,066	$27,914,115
Net income (loss)	(928,875)	1,961,987
Basic net earnings (loss) per share	(.44)	1.22

Subsequent to the acquisition of Delta, the Company issued 400,000 shares of Series A 5% cumulative redeemable convertible preferred stock to retire $4,000,000 of debt previously owed by Delta to a third party. (See Note 10)

Marald, Inc.

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

Har-Whit/Pitt's & Spitt's, Inc.

Effective March 3, 2003, the Company foreclosed on the 90,000,000 shares of common stock (100% of all outstanding capital stock) of Har-Whit/Pitts & Spitts, Inc. (HWPS) that the Company held as collateral for payment of the two $1,000,000 notes held by the Company for the sale of HWPS in March 2001 (see below). The foreclosure on the shares gave the Company rights to the machinery and equipment owned by HWPS. Effective March 22, 2003, the Company sold the machinery and equipment to an individual for $499,200. The compensation for the sale consists of a note in the amount of $499,200. The note bears interest at 4%, which is due in monthly installments, and the principal balance is due in annual installments of $20,000 for the first three years, with the remaining balance due on March 21, 2007.

Effective March 30, 2001, the Company sold its 100% interest in HWPS, a manufacturer and distributor of barbeque pits and custom sheet metal fabricator, to Oxford Knight International, Inc. (OXFD) in exchange for two long-term notes receivable (five years at 8 1/2% interest) in the amount of $1,000,000 each and 10,000,000 shares of restricted common stock of OXFD valued at $500,000, representing $2,500,000 in total consideration. In addition, OXFD assumed $495,000 in long-term debt. The machinery and equipment and a Deed of Trust on the land and buildings sold to OXFD secured the notes. The Company recorded a gain on the sale in the amount of $1,555,435 or $.01 per share, based on the Company's investment in HWPS in the amount of $944,565 at March 30, 2001. HWPS had annual sales of approximately $1,900,000 and operating loss of approximately $182,000 in 2000.

In January 2003, the Company and OXFD executed a Deed In Lieu of Foreclosure on the land and buildings. Effective December 31, 2002, the Company transferred the land and buildings back on the books of the Company. The property was recorded on the books at the previously recorded cost, net of depreciation through December 31, 2002. A mortgage note on the property in the amount of $388,793 was also transferred back to the Company. The mortgage is due in March 2003. In addition, the Company wrote-off the $500,000 investment it had in OXFD's common stock. At December 31, 2002, the Company established an allowance for the total amount of the long-term notes outstanding at December 31, 2002, ($1,988,607). The provision for the allowance was offset by the net book value of the land and buildings repossessed by the Company, resulting in a provision in the amount of $1,536,004. The Company subsequently foreclosed on OXFD, repossessed the corporation (HWPS) and the machinery and equipment, as well all other collateral. In addition to the establishment of an allowance for uncollectible notes receivable, the Company realized a loss of $500,000 in connection with OXFD common stock, which it received as part of the consideration for the sale of HWPS. The Company also realized a loss of $97,100 on OXFD common stock, which the Company purchased in the open market in December 2002.

(3) Investment Securities

Trading

The securities are carried at market value, with any changes in market value during the period, included as a component of net income. For the years ended December 31, 2003 and 2002, the Company recognized net decreases in the market value of such equity securities of $0 and $13,200, respectively, as components of net income.

As of December 31, 2003 and 2002, the trading securities are as follows:
				2003
				Unrealized		Market
		Cost		Gain (Loss)		Value
New Century Holdings	$		$		$
15,000 shares of common stock		9,032		(632)		8,400
		$9,032		$(632)		$8,400

				2002
				Unrealized		Market
		Cost		Gain (Loss)		Value
SurgiCare, Inc.	$		$		$
3,658,537 shares of common stock		1,500,000		-		1,500,000
New Century Holdings
60,000 shares of common stock		300,000		(284,400)		15,600
		$1,800,000		$(284,400)		$1,515,600

Securities Available-for-Sale

In accordance with provisions of SFAS No. 115, the Company's investment in preferred stock and restricted common stock of a publicly traded company was classified as available-for-sale equity securities and, accordingly, is carried at fair value. For the year ended December 31, 2003, the Company did not have any securities available for sale. For the year ended December 31, 2002, the Company recognized realized losses of $614,935 as a component of net income.

At December 31, 2002, securities available for sale are as follows:

				2002
				Unrealized		Market
		Cost		Gain (Loss)		Value
SurgiCare, Inc.	$		$		$
900,000 shares of preferred stock		4,500,000		-		4,500,000
		$4,500,000		$-		$4,500,000

See Note (5) below for a detailed description of the preferred stock issued by SRG.

(4) Inventories

Inventories consisted of the following:
	December 31
	2003	2002
Raw materials	$-	$-
Finished goods	1,181,085	618,783
	$1,181,085	$618,783

(5) Real Estate Held for Sale

Real estate held for sale is summarized as follows:
	December 31
	2003	2002
286 undeveloped acres on Galveston Bay, Texas	$225,000	$225,000
Greens Road property	-	100,000
	$225,000	$325,000

Effective June 4, 2002, the Company's real estate subsidiaries sold approximately 63% of its inventory of real estate held for sale to Surgicare, Inc. (SRG), an operator of ambulatory surgical centers, for total consideration in the amount of $6,000,000. The real estate sold had a cost basis of $560,624 (appraised value of $5,995,000), which resulted in a gross profit on the sale in the amount of $5,439,376. The consideration received consists of 1,200,000 shares of SRG's Series AA Preferred Stock. The Series AA Preferred Stock (the Preferred Stock) may be redeemed, in whole or in part at any time prior to its Conversion Date, at the option of SRG. The redemption price is $5.00 per share. The original agreements call for conversion of 300,000 shares of the Preferred Stock on June 4, 2003, 2004, 2005 and 2006, into SRG's common stock on a one-to-one basis at a guaranteed price of $5.00 per share. If the common stock were trading for less than $5.00 per share, then SRG would either issue SRG's Series B Preferred Stock or pay the difference in cash at the option of SRG.

On December 3, 2002, the Company and SRG revised the original agreement whereby SRG immediately converted the first 300,000 shares of Preferred Stock into 3,658,537 shares of SRG unrestricted common stock at a price of $0.41 per share or $1,500,000, and issued a new certificate for 900,000 shares of SRG AA Preferred Stock. On June 1, 2004, 2005 and 2006, SRG has the option to redeem 300,000 shares of Preferred Stock for a cash payment of $1,500,000 or to convert 300,000 shares of Preferred Stock into SRG's common stock equivalent of $1,500,000, calculated by dividing $1,500,000 by the average closing price for the 20 previous trading days prior to conversion, but not less than $0.41. As part of the revised agreement, the Company's Chief Executive Officer, individually, and the Company, collectively, agreed for a period of three years to use their best effort to assist SRG in selling the land acquired by SRG. If, by June 1, 2006, SRG is unable to sell any or all of the property for net sales proceeds to SRG in an amount equal to or greater than $4,000,000, the Company agreed on June 1, 2006 to return to SRG shares of SRG common stock valued at $0.41 per share or cash equal to the difference between $4,000,000 and the net sales proceeds received by SRG from the sale of any of the property during the three year period from December 3, 2002. Based on the fact that the property had an appraised value of $5,995,000 at the time of the sale, management feels certain that the property will sell for at least $4,000,000 by June 1, 2006.

(6) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2003	2002
Land		$420,145	$386,811
Drillings rigs and related equipment	7-15	1,308,177	-
Building and improvements	20	871,853	683,062
Machinery and equipment	8	541,063	30,998
Office equipment	7	140,025	76,636
Automobiles	5	427,289	-
		3,708,552	1,177,507
Less accumulated depreciation and amortization		(1,582,493)	(279,736)
Net property and equipment		$2,126,059	$897,771

(7)  Short-term Notes Payable To Banks
	December 31
	2003	2002
Demand note with a bank, rate at prime plus 1%, interest due in quarterly installments, with the final payment of principal and interest on May 1, 2005. (A)	$260,000	-
Demand note with a bank, rate at prime plus 1%, principal and interest due in three quarterly installments of $10,000, with the final payment of principal and interest on December 17, 2003.	-	110,000
Other	52,000	-
	$312,000	$110,000

(A) At December 31, 2003, the Company had a $1,250,000 line of credit agreement that expires May 1, 2005 for Northeastern Plastics, Inc. (NPI). Outstanding borrowings against the line of credit bear interest at the lender's prime rate plus 1% (4% at December 31, 2003). The line of credit is secured by NPI's accounts receivable, inventories and equipment.

Each of AMIN's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary's inventory, accounts receivable, property and equipment and guarantees from AMIN.

(8) Long-term Debt

Long-term debt consisted of the following:
	December 31
	2003	2002
Note payable to a bank, interest due monthly at prime plus 3%, principal payment due July 30, 2005, secured by a Deed of Trust on the company's property	$1,000,000	$400,000
Note payable, with interest at 5%, interest payments due quarterly, with the principal balance due on March 31, 2005, secured by two of the drilling rigs reported as drilling rigs held for resale	500,000	-
Note payable to a bank, due in monthly installments of $6,175, including interest at 6.6% through May 2018, secured property	682,025	-
Note payable to a bank, 9.75% per annum, due in monthly payments of principal and interest of $7,895 through February 2003 with remaining amount due in March 2003	-	388,793
Other notes with various terms	206,187	-
	2,388,212	788,793
Less current portion	(200,853)	(388,793)
	$2,187,359	$400,000

Each of AMIN's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary's inventory, accounts receivable, property and equipment and guarantees from AMIN.

Principal repayment provisions of long-term debt are as follows at December 31, 2003:
2004	$200,853
2005	1,552,041
2006	49,182
2007	36,407
2008	38,884
Thereafter	510,845
Total	$2,388,212

(9) Notes Payable to Related Parties

The Company had the following notes payable to related parties outstanding at December 31, 2003 and 2002:
	December 31
	2003	2002
Note payable to Elk International Ltd., $1,000,000 financing agreement, interest imputed at prime, due July 2004. Note was converted to common stock during 2003	$-	$1,403,138
Note payable to Daniel Dror II Trust of 1998, interest at 7%, principal and interest payable on March 27, 2004. Note was converted to common stock during 2003	-	71,000
Total notes payable to related parties	$-	$1,474,138

(10) Capital Stock and Stock Options

Effective June 18, 2002, the Company's shareholders authorized a 1 for 100 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this reverse stock split. In addition, the Company amended its Certificate of Incorporation to decrease the number of authorized shares from 200,000,000 to 2,000,000 for common shares and from 10,000,000 to 100,000 for preferred shares. Effective with the re-capitalization, the Company common stock began trading on the OTC Bulletin Board under the new symbol "AMIN" (old symbol OTCBB: "EDII"). On June 19, 2003, the Company's shareholders authorized an increase in capital stock to 11,000,000 shares consisting of 10,000,000 shares of common stock and 1,000,000 shares of preferred stock.

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.001 par value per share of which 400,000 are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The 400,000 shares of Preferred Stock are Series A Preferred Stock. Each share of the Series A Preferred Stock shall be convertible at the option of the holder into shares of Common stock as is determined by dividing the Original Issue Price ($10.00 per share of common stock) by the Series A Conversion Price ($8.00 per share of common stock). If any shares of Series A Preferred Stock remain outstanding on the fifth anniversary of the Original Issue Date (November 13, 2003), each share of the Series A Preferred Stock then outstanding shall automatically be converted into shares of common stock at the then effective Series A Conversion Ratio. As of any date after December 31, 2003, and from time to time thereafter and upon not less than 30 days prior written notice from the Company to the holders of the shares of Series A Preferred Stock then outstanding, the Company may redeem all or portion of the Preferred Stock for cash in minimum increments of $100,000.

The Company is authorized to issue up to 10,000,000 shares of Common Stock, of which 50,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 2003.

The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002 as follows:

	December 31
	2002	2001
Dividend yield	0%	0%
Expected volatility	33.9%	41.8%
Risk free interest	4.49%	4.49%
Expected lives	1.75 years	2.75 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:
	December 31
	2003	2002
Net income (loss) applicable to common stockholders:
As reported	$(943,036)	$2,102,024
Pro forma	$(954,376)	$2,054,594
Income (loss) per share:
As reported	$(.44)	$.01
Pro forma	$(.44)	$.01

A summary of the status of the Company's stock options to employees as of December 31, 2003, and 2002 changes during the periods ending on those dates is presented below:
	Shares	Weighted-Average Exercise Price December 31, 2003	Shares	Weighted-Average Exercise Price December 31, 2002
Outstanding at beginning of period	50,000	$3.00	30,000	$4.00
Granted	20,000	3.00	20,000	4.00
Exercised	-	-	-	-
Canceled	-	-	-	3.00
Outstanding and exercisable at end of period	50,000	$3.00	50,000	$3.00
Weighted average fair value of options granted during the period	None	N/A	None	N/A

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2003:
Exercise Price	Number Outstanding and Exercisable at December 31, 2002	Weighted Average Remaining Contractual Life (Years) at December 31, 2003
$3.00	50,000	1.75

(11) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:
	December 31
	2003	2002
Tax expense/(benefit) computed at statutory rate for continuing operations	$(320,600)	$239,300
Tax (benefit) of operating loss carryforwards	320,600	(239,300)
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $2,000,000 as of December 31, 2003, to offset future taxable income, which expire 2021.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2003		2002
Deferred tax assets:	$		$
Net operating loss		2,028,800		1,708,200
Total deferred tax asset		2,028,800		1,708,200
Valuation allowance		(2,028,800)		(1,708,200)
Net deferred asset		$-		$-

At December 31, 2003, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(12) Commitments and Contingencies

NPI sells automotive and electrical products primarily to companies in the United States and Canada. For the year ended December 31, 2003, over sixty-three percent of its sales were to one customer. Management of the Company performs ongoing credit evaluations and makes provision for uncollectible amounts when deemed necessary.

Various key officials of the Company have entered into employment agreements with the Company. The CEO of the Company entered into a two-year employment agreement which provides for a monthly salary of $2,000 plus a bonus as determined by the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $124,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment.

(13) Related Party Transactions

During 2003, the Company issued 724,253 shares of common stock to convert $1,865,557 of debt to related parties to equity and to pay for $56,569 of interest expense related to that debt. During 2003, the Company issued 36,000 shares of common stock to the Chief Executive Officer for services representing $96,400 of cost to the Company. During 2003, the Company issued 16,500 shares of common stock to officers and Board members for services representing $51,960 of cost to the Company. During 2003, the Company issued 20,000 shares of common stock to a shareholder related to the CEO for services representing $53,800 of cost to the Company.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		December 31
		2003		2002
Revenues:	$		$
Industrial/Commercial		6,361,776		7,310,924
Oil and gas		1,481,167		-
Real estate		86,000		6,067,116
Corporate		-		-
		$7,928,943		$13,378,040
Income (loss) from operations:
Industrial/Commercial		(61,706)		243,380
Oil and gas		(4,666)		(266)
Real estate		(15,927)		5,503,191
Corporate expenses		(984,758)		(1,141,302)
		$(1,067,057)		$4,605,003
Identifiable assets:
Industrial/commercial		$3,908,577		3,226,337
Oil and gas		5,290,382		77,428
Real estate		5,518,452		5,534,379
Corporate		5,820,194		2,329,005
		$20,537,605		$11,167,149

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the chief  executive officer and chief financial officer of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the  Exchange Act. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During the most recent fiscal quarter, there have been no changes in internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

The executive officers of the Managing General Partner do not expect that the Partnership's disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Pursuant to the Company's Certificate of Incorporation and its By Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

Name	Age	Position
Daniel Dror	63	Chairman of the Board, Chief Executive Officer
Gary D. Woerz	57	Chief Financial Officer
John W. Stump, III	59	Director
Charles R. Zeller	62	Director
Herbert Shapiro, Jr.	55	Former Director
Thomas J. Craft, Jr.	39	Director
Robert W. Derrick, Jr.	43	Director

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

John W. Stump, III has been a director of the Company since November 2002 and served as Chief Financial Officer of the Company from August 1998 through October 23, 2003. From December 1996 to October 1997, Mr. Stump served as Chief Executive Officer of Changes International. From April 1996 to December 1996, Mr. Stump served as Chief Operating Officer and Chief Financial Officer of Nutrition Resources, Inc. From February 1993 to April 1996, Mr. Stump served as Acquisitions Analyst for Movie Gallery, Inc. Mr. Stump is a Certified Public Accountant and has over twenty years of financial and accounting management experience including public reporting and investor relations.

Charles R. Zeller, a director, former president of TREE, a wholly owned subsidiary of the Company, as well as President of MidCity Houston Properties, Inc., a wholly owned subsidiary of TREE. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of  Gulf Crest in downtown Pearland, Texas. He has experience as a real estate investor and developer for 35 years,  including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

Herbert Shapiro, Jr. is an experienced businessman and investor. He has been a commercial real estate broker in Texas for over 25 years and has had dealings and ownership of large commercial properties, including office buildings, shopping centers, apartment complexes, warehouses and undeveloped land. Mr. Shapiro resigned as a director of the Company on February 19, 2004 upon his appointment as president of TREE.

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

Gary D. Woerz, Chief Financial Officer of the Company since October 23, 2003, served as its Assistant Chief Financial Officer from April 2003 until October 23, 2003. From 2000 to 2002, Mr. Woerz served as chief financial officer of Phymetrics, Inc., which was a subsidiary of High Voltage Engineering, (HVE). Phymetrics was a multi-divisional manufacturing and laboratory service company. From 1998 to 2000, Mr. Woerz served as chief financial officer of Virtual Founders LLC, San Jose, CA, whose business involved investment banking and management consulting services to development stage high technology companies.

Robert W. Derrick, Jr.  was appointed to the board of directors on February 19, 2004. Mr. Derrick has served as Delta's president since September 2002 and was Delta's vice president from December 1989 until September 2002. Delta has been in the oil and gas business for more than 35 years, engaged in the sale of oil field pipe, tubular, well-completion work and provides work-over services for existing oil and gas wells. Delta is also expanding into exploration.

Advisory Director

On February 19, 2004, the board of directors of the Company appointed M. Truman Arnold as an Advisory Director to the Company's board of directors. Mr. Arnold has served as vice president of administrative services for The Coastal Corporation, a major multinational oil and gas company, from 1995 through January 2001, and served as an executive officer to Mr. Oscar S. Wyatt, Jr. for many years. Mr. Arnold brings to the Company and its board of directors over 40 years experience in the oil and gas industries.

The addition of Mr. Arnold and Mr. Derrick to the Company's board of directors is part of the Company's planned expansion of its operations in the oil and gas business.

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messrs. John W. Stump III, Charles R. Zeller and Thomas J. Craft, Jr., all of whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD's definition of independent director (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that Mr. Stump, a Certified Public Accountant with over 20 years of financial and accounting experience, qualifies as an audit committee financial expert within the meaning of Item 401 of Regulation SB of the Securities Exchange Act. Mr. Stump is independent of management based on the independence requirements set forth in the NASD's definition of independent director. The Audit Committee has furnished the following report:

The Audit Committee is appointed by the Company's Board of Directors to assist the Board in overseeing (1) the quality and integrity of the financial statements of the Company, (2) the independent auditor's qualifications and independence, (3) the performance of the Company's internal audit function and independent auditor and (4) the Company's compliance with legal and regulatory requirements. The authority and responsibilities of the Audit Committee are set forth in a written Audit Committee Charter adopted by the Board, filed as a part of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on June 19, 2003. The Charter includes sole responsibility for the appointment, compensation and evaluation of the Company's independent auditor and the internal auditors for the Company, as well as establishing the terms of such engagements. The Audit Committee has the authority to retain the services of independent legal, accounting or other advisors as the Audit Committee deems necessary, with appropriate funding available from the Company, as determined by the Audit Committee, for such services. The Audit Committee reviews and reassesses the Charter annually and recommends any changes to the Board for approval.

The Audit Committee is responsible for overseeing the Company's overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for fiscal year 2003, the Audit Committee:

Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2003 with management and R. E. Bassie & Co., the Company's independent auditor;
Discussed with management, R. E. Bassie & Co.and the Company's internal auditors the adequacy of the system of internal controls;
Discussed with R. E. Bassie & Co. the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
Received written disclosures and a letter from R. E. Bassie & Co. regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed with R. E. Bassie & Co. its independence.

The Audit Committee also considered the status of pending litigation, if any, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate. In addition, the Audit Committee's meetings included, when appropriate, executive sessions with the Company's independent auditors and the Company's internal auditors, in each case without the presence of the Company's management.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. Also, in its oversight role, the Audit Committee relies on the work and assurances of the Company's management, which has the primary responsibility for financial statements and reports, and of the independent auditor, who, in their report, express an opinion on the conformity of the Company's annual financial statements to accounting principles generally accepted in the United States of America.

Based on the Audit Committee's review of the audited financial statements and discussions with management and L&C, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for filing with the SEC.

Audit Committee

John W. Stump, III , Chairman

Charles R. Zeller

Thomas J. Craft, Jr.

Independent Public Accountants

The Company's Audit Committee has appointed R. E. Bassie & Co. as independent public accountants for the current fiscal year ending December 31, 2004, subject to ratification of shareholders at the Annual Meeting to be held. A representative of R. E. Bassie & Co. will be present at the Annual Meeting and will be given the opportunity to make a statement and respond to appropriate questions from the shareholders.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by R. E. Bassie & Co. for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by R. E. Bassie & Co. during those periods.

	Year Ended December 31,
	2003	2002
Audit fees [1]	$138,500	$58,500
Audit-related fees [2]	N/A	N/A
Tax fees [3]	9,500	9,500
All other fees	N/A	N/A
________________
(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the Company's Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company's independent auditor. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent auditor in order to assure that the provisions of such services does not impair the auditor's independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the Audit Committee regarding the specific service to be provided pursuant to a given pre-approval of the Audit Committee. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Company's Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence.

Code of Ethics

The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Company's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2003, 2002 and 2001:

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Daniel Dror, President, CEO	2003	104,000(1)	52,800(2)	5,750(3)	45,100(4)	0	0	0
Daniel Dror, President, CEO	2002	64,000(1)	0	5,750(3)	0	20,000(5)	0	0
Daniel Dror, President, CEO	2001	51,000(1)	0	5,750(3)	4,000(4)	10,000(5)	0	0
Marc H. Fields, President NPI	2003	124,332	25,000	0	0	0	0	0
Marc H. Fields, President NPI	2002	124,332	0	0	0	0	0	0
Marc H. Fields, President NPI	2001	124,332	0	0	0	0	0	0
(1) Mr. Dror began serving as CEO of the Company in September 1997. The salary paid to Mr. Dror during each of 2003, 2002 and 2001 includes bonuses and  certain personal expenses of Mr. Dror that were paid by the Company.
(2) During 2003 Mr. Dror received 20,000 shares under the Company's 2003 Employee Benefit Plan, valued at $2.64, the average price of the shares during the week of issuance.
(3) Represents total payments made by the Company for an automobile owned by the Company which Mr. Dror utilizes for the fiscal year.
(4) In 2001 and 2003 Mr. Dror, as a director, received 1,000 as a restricted stock award valued at $4.00. In addition, in 2003 Mr. Dror received a restricted stock award of 15,000 restricted shares valued at $2.64.
(5) In May 1998, Mr. Dror was granted an option to purchase 20,000 shares of restricted Common Stock. In October 2001, Mr. Dror was granted an option to purchase 10,000 shares of restricted Common Stock. In September 2002, Mr. Dror was granted an option to purchase 20,000 shares of restricted Common Stock at an exercise price of $1.50 per share expiring in September 2005, and on the same date the May 1998 and October 2001 option grants were amended to provide for an expiration date of September 2005 at an exercise price of $1.50. None of these options to purchase 50,000 shares have been exercised to date.

In October 2001, Mr. Dror entered into a two-year employment agreement with the Company, which provided for compensation of $2,000 per month,  bonuses,  restricted stock awards and the grant of certain options as noted above. The employment agreement provides for a bonus to be determined by the Board of Directors. The employment agreement may be terminated by the Company, upon death or disability of Mr. Dror, or with cause, which includes, without limitation, gross negligence, the failure to perform essential duties, and the willful engaging in misconduct injurious to the Company. In connection with Mr. Dror's employment agreement, the Company has paid certain personal expenses of Mr. Dror, which it has treated as salary to Mr. Dror during the respective periods set forth in the above table. The Company is negotiating a new employment agreement with Mr. Dror.

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

Aggregate Option Exercises In Fiscal Year 2003 and Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money Options($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Dror	0	0	50,000	0	$92,500(1)	0
(1) Based upon the closing bid price of $3.35 on December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2004, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

Name and address of beneficial owner(a)	Number of shares of common stock beneficially owned	Percentage of ownership(5)
International Diversified Corporation, Ltd.(1)	1,082,796	40.50%
Daniel Dror (2)	73,000	2.73%
Marc H. Fields	2,000	0.01%
Charles R. Zeller (3)	21,000	0.80%
John W. Stump, III	2,000	0.01%
Gary D. Woerz	1,300	0.01%
Thomas J. Craft, Jr.	1,000	0.01%
Robert W. Derrick, Jr.	0	0.00%
Daniel Dror II (4)	229,024	8.56%
All executive officers and directors as a group (7 persons)	100,300	3.75%

(a) The business addresses for Daniel Dror, Charles Zeller, John W. Stump III, Gary D. Woerz and Daniel Dror II is the same as the address of the Company's principal executive offices. The business address of Mr. Fields is 14221 Eastex Freeway, Houston, TX 77032. The business address for Mr. Derrick is 1212 West Sam Houston Parkway North, Houston, TX 77043. The business address of Mr. Craft is 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33401. The business address of Mr. Faiwuszewicz, the owner of IDC, is Shirlaw House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas.

(1) IDC holds 1,072,282 shares of common stock and Mr. Elkana Faiwuszewicz, the president of IDC and who is Mr. Dror's brother, owns 10,514 shares personally, as listed above. Mr. Dror disclaims any beneficial interest in nor is he an officer or director of IDC.

(2) Includes options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share.
(3) Mr. Zeller holds 1,000 restricted shares and J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 20,000 restricted.

(4) Includes 3,910 shares beneficially owned by Daniel Dror II individually, 119,100 shares owned by the Daniel Dror II 1976 Trust and 106,014 shares owned by the Daniel Dror II Trust of 1998. Daniel Dror II is a beneficiary but is not the trustee of the Daniel Dror II 1976 Trust and does not control this DDII76Trust. Daniel Dror II, the adult son of Daniel Dror, who has no affiliation with this Trust and disclaims any beneficial ownership interest.

(5) Based upon 2,673,658 shares of Common Stock outstanding at March 31, 2004.

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

The Company has a $1,000,000 revolving credit line with IDC, which is owned by Mr. Dror's brother. Mr. Dror has no record or beneficial interest in IDC. During the past year, IDC has converted $1,865,557 in debt under the revolving credit line into restricted shares of common stock, based upon the closing bid price of the shares on the dates of conversion.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
3(i) (1)	Certificate of Incorporation of the Company, and Amendments thereto.
3(ii) (1)	Amended and Restated By-laws of the Company
4.1 (1)	Common Stock Certificate, American International Industries, Inc.
4.2 (1)	Common Stock Certificate, Acqueren, Inc.
4.3 (1)	Common Stock Certificate, Har-Whit/Pitt's & Spitt's, Inc.
10.1 (1)	Daniel Dror Employment Agreement dated May 14, 1998
10.2 (1)	Daniel Dror Employment Agreement dated October 16, 1998
10.3 (1)	Marc H. Fields Employment Agreement
10.4 (2)	Shabang Merchant Service Agreement
10.5 (3)	American International Industries, Inc. Lease
10.6 (2)	Brenham Oil and Gas, Inc. Royalty Interest
10.7 (2)	Brenham Oil and Gas Interest Lease
10.8 (2)	Northeastern Plastics, Inc. Lease
10.9 (4)	Juan Carlos Martinez Employment Agreement
10.10 (4)	Marald, Inc. Acquisition Agreement
10.11 (5)	Security Agreement between the Company and Elk International Corporation Ltd.
10.12 (5)	Revolving Credit Note between the Company and Elk International Corporation Ltd.
10.13 (6)	Delta Seaboard Well Service, Inc.
10.14 (7)	SurgiCare Agreement filed herewith
17	Resignation of Herbert Shapiro, Jr. filed as an exhibit to the Form 8-K on March 11, 2004
19.1	Definitive Proxy Statement for Annual Meeting of Shareholders filed on May 14, 2002
19.2	Definitive Proxy Statement for Annual Meeting of Shareholders filed on May 9, 2003
21.2 (7)	List of Subsidiaries filed herewith

1.	Filed previously on registration statement Form 10-SB/12G filed on December 30,1998, SEC File No. 0-25223.
2.	Filed previously on the Company's annual report for the year ended December 31, 1998 on Form 10-KSB.
3.	Filed previously on registration statement Form 10-SB/A for the year ended December 31, 1999.
4.	Filed previously on registration statement Form 10-SB/A, second amendment, filed December 21, 1999.
5.	Filed previously on the Company's annual report for the year ended December 31, 2001 on Form 10-KSB
6.	Filed previously on the Company's Form 8-K dated December 30, 2003
7.	Filed herewith

b. Form 8-K Reports: The Company filed a Form 8-K on February 6, 2003 with disclosure under Item 5. Other Evens and FD Disclosure. The Company also filed a Form 8-K on December 30, 2003 with disclosure under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the disclosure under Item 9 with respect to principal accountant fees and services.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
April 13, 2004

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
April 13, 2004

Certification of Daniel Dror, CEO, President and Chairman of American International Industries, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Daniel Dror, certify that:

1. I have reviewed this annual report on Form 10-KSB of American International Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2004

Daniel Dror, CEO, President and Chairman
/s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO, President and Chairman of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Annual Report of Form 10-KSB for the year ended December 31, 2003.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: April 13, 2004

By: Daniel Dror, CEO, President and Chairman
/s/ Daniel Dror

Certification of Gary D. Woerz, CFO of American International Industries, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

I, Gary D. Woerz, certify that:

1. I have reviewed this annual report on Form 10-KSB of American International Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the undersigned by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report management's conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2004

Gary D. Woerz, CFO
/s/ Gary D. Woerz

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Gary D. Woerz, CFO of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Annual Report of Form 10-KSB for the year ended December 31, 2003.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: April 13, 2004

By: Gary D. Woerz, CFO
/s/ Gary D. Woerz