Form 10QSB
period 2004-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2004-05-12
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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
State the number of shares outstanding of the issuer's common equity outstanding as of the latest practicable date: 2,749,158 as of April 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074-2220
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com
Independent Accountants' Report

The Board of Directors and Stockholders
American International Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American International Industries, Inc. and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ R. E. Bassie & Co.
Houston, Texas
May 10, 2004

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Unaudited - see accompanying accountants' review report)
	2004	2003
Assets
Current assets:
Cash	$574,755	$944,233
Certificate of deposit	300,000	300,000
Trading securities	8,400	8,400
Available-for-sale securities	4,500,000	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$910,630 at March 31, 2004 and $1,008,466 at December 31, 2003	3,700,787	3,412,514
Accounts and notes receivable from related parties	236,289	294,214
Inventories	1,552,152	1,181,085
Real estate held-for sale	225,000	225,000
Drilling rigs held for sale	5,317,956	5,317,956
Prepaid expenses and other current assets	371,279	577,249
Total current assets	16,786,619	16,760,651

Note receivable	940,581	964,866
Property and equipment, net of accumulated
depreciation and amortization	2,183,791	2,126,059
Excess of cost over net assets of businesses acquired,
less accumulated amortization of $205,295 at March 31, 2004 and December 31, 2003	674,539	674,539
Other assets	11,640	11,490
Total assets	$20,597,170	$20,537,605
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,050,472	$3,376,025
Short-term notes payable	260,000	312,000
Current installments of long-term debt	290,739	200,853
Total current liabilities	3,601,211	3,888,878
Long-term notes payable to related parties	412,424	-
Long-term debt, less current installments	2,139,858	2,187,359
Minority interest	1,171,784	1,075,072
Total liabilities	7,325,277	7,151,309

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 400,000 shares issued and outstanding at March 31, 2004 and
December 31, 2003.	400	400
Common stock, $.001 par value. Authorized 10,000,000 shares:
2,678,242 shares issued and 2,675,722 shares outstanding at March 31, 2004,
2,603,242 shares issued and 2,600,722 shares outstanding at December 31, 2003	2,676	2,601
Additional paid-in capital	24,849,942	24,582,627
Accumulated deficit	(11,547,097)	(11,165,304)
	13,305,921	13,420,324
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	13,271,893	13,386,296
Total liabilities and stockholders' equity	$20,597,170	$20,537,605
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended March 31, 2004 and 2003
(Unaudited - see accompanying accountants' review report)
	2004	2003
Revenues	$2,861,084	$1,056,205
Costs and expenses:
Cost of sales	1,075,775	873,900
Selling, general and administrative	1,977,847	491,656
Total operating expenses	3,053,622	1,365,556

Operating loss	(192,538)	(309,351)

Other income (expenses):
Interest income	22,432	8,632
Realized gain on sale of investments	37,500	8,000
Unrealized losses on investments	-	(179,327)
Gain on disposition of assets	-	484,300
Interest expense	(80,859)	(9,021)
Total other income (expenses)	(20,927)	312,584

Net earnings (loss) before income tax	(213,465)	3,233
Provision for income taxes	-	-
Net earnings (loss) from operations before minority interest	(213,465)	$3,233

Minority interest	(68,328)	-

Net earnings (loss)	$(281,793)	$3,233

Net income (loss) applicable to common shareholders:
Basic	$(0.11)	$0.00
	$(0.09)	$0.00

Weighted average common shares:
Basic	2,655,382	1,824,247
Diluted	$3,055,382	$1,824,247
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
March 31, 2004 and March , 2003
(Unaudited - see accompanying accountants' review report)
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(281,793)	$3,233
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	30,302	9,882
Common stock issued for services	267,390	94,120
Gain on the sale of assets	-	(484,300)
Unrealized losses on trading securities	-	179,327
(Increase) decrease of operating assets:
Accounts receivable	(288,273)	46,949
Inventories	(371,068)	(452,738)
Properties held for resale	-	100,000
Prepaid expenses and other current assets	148,506	(21,146)
Other assets	(150)	(843)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(270,551)	285,177
Minority interest	63,710	-
Net cash used in operating activities	(701,927)	(240,339)

Cash flows from investing activities:
Purchase of property and equipment	(88,034)	(3,597)
Accounts and notes receivable from related parties	20,400	(24,580)
Long-term notes receivable	3,885	5,418
Net cash used in investing activities	(63,749)	(22,759)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit agreements	-	21,994
Proceeds from long-term debt	49,552	-
Proceeds from borrowing from related parties	448,349	120,100
Principal payments on long-term debt	(7,167)	(388,793)
Repayment of short-term borrowings	(52,000)	-
Payment of dividends on preferred stock	(100,000)	-
Net cash provided by (used in) financing activities	338,734	(246,699)

Net decrease in cash	(426,942)	(509,797)
Cash at beginning of year	1,001,697	909,648
Cash at end of period	$574,755	$399,851

Supplemental schedule of cash flow information:
Interest paid	$80,859	$9,021

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII") operates as a diversified holding company with a number of wholly-owned subsidiaries and two majority-owned subsidiaries.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the U. S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

(3) Recent Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements became effective for the first quarterly report in 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

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

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2004 and 2003 is eliminated by net operating loss carry forwards.

(5) Employee Stock-Based Compensation

The Company accounts for its employee stock options under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all employee options granted have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three months ended
	March 31, 2004	March 31, 2003
Net earnings (loss) as reported	$(281,793)	$3,233
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	(73,991)	(11,857)
Pro forma net earnings (loss)	(355,784)	(15,090)

Earnings (loss) per share:
Basic net earnings (loss) per share-as reported	(0.11)	(0.00)
Basic net earnings (loss) per share-pro forma	(0.13)	(0.01)

The above pro forma effects on net earnings (loss) and net earnings (loss) per share are not like to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.

(6) Industry Segments

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products and (2) a holding company for future commercial ventures. The real estate segment includes sales of commercial real estate (undeveloped land). The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas and an onshore rig-based well servicing contracting company providing service to the oil and gas industry. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained. The Company's areas of operations are in the United States.

Consolidated revenues, net operating losses for the three months ended March 31, 2004 and 2003, and identifiable assets as of March 31, 2004 and 2003, were as follows:

	2004	2003
Revenues:
Industrial/Commercial	$741,975	$970,205
Real estate	-	86,000
Oil and gas	2,119,109	-
	$2,861,084	$1,056,205
Operating income (loss):
Industrial/Commercial	$(21,774)	$(66,557)
Real estate	(482)	(14,000)
Oil and gas	262,400	(67)
Corporate expenses	(432,682)	(309,351)
	$(192,538)	$(309,351)
Identifiable assets:
Industrial/Commercial	$3,831,486	$3,151,167
Real estate	5,517,970	225,000
Oil and gas	5,542,367	77,361
Corporate	5,705,347	7,330,472
	$20,597,170	$10,784,000

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

Overview

We are a holding company and during the three-month period ended March 31, 2004, we have two operating subsidiaries. The historical financial statements of AMIN include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain  subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Report on Form 10-KSB for our year ended December 31, 2003 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements. Our business model as a holding company provides that we periodically evaluate business opportunities presented to us, acquire or merge them as subsidiaries in order to bring value to AMIN and our shareholders.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes:  a supplier of automotive after-market and consumer electrical products. The oil and gas segment includes Delta, a majority owned subsidiary, which is an onshore rig-based well servicing contractor providing services to the oil and gas industry. We also own an oil, gas and mineral royalty interest in Washington County, Texas. We also have a real estate segment. One of our properties is carried on the corporation's balance sheet at its historical cost of $225,000 because it was acquired in a related party transaction. GAAP accounting rules do not permit a related party transfer of property to reflect an appraised revaluation and the Company therefore reported the transfer of the property at original cost. The Company believes that the current market value of this property shows a substantial increase over the original cost of the property.

See Note 2 to the Notes to Consolidated Financial Statements.

Corporate overhead includes our investment activities including financing current operations and expansion of our current holdings, as well as evaluating the feasibility of entering into additional businesses. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments". See Note 4 to the Notes to Consolidated Financial Statements under Item 1, Financial Statements above. Results of Operations - American International Industries, Inc. - Consolidated.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Consolidated net losses for the three-month period ended March 31, 2004 were $281,793 compared to consolidated net earnings of $3,233 for the comparable period of the prior year. During the current quarter Delta reported net earnings of $146,965. NPI reported a net loss of $30,233. The holding company operating expenses were $331,731.

Net revenues for the three-month period ended March 31, 2004 were $2,861,084 compared to $1,056,205 for the three-month period ended March 31, 2003, or an increase of 171%. The increase in revenue was attributable to the September 30, 2003 acquisition of Delta, which posted sales of $2,119,109 during the first quarter of 2004. Selling, general and administrative expenses during the three-month period ended March 31, 2004 were $1,977,847, compared to $491,656 for the three-month period ended March 31, 2003. Interest income of $22,432 and interest expense of $80,859 were recorded during the quarter ended March 31, 2004, compared to interest income of $8,632 and interest expense of $9,021 during the comparable period of 2003.

Liquidity and Capital Resources - AMIN

Total assets at March 31, 2004 and December 31, 2003, were $20,597,170 and $20,537,605, respectively. Total liabilities at March 31, 2004 were $7,325,277 compared to $7,151,309 at December 31, 2003. At March 31, 2004, consolidated working capital was $12,907,784 as compared to working capital of $12,871,773 at December 31, 2003.

The Company's consolidated cash position at March 31, 2004 was $574,755 compared to $944,233 at December 31, 2003. Accounts receivable net of reserves at March 31, 2004 were $3,700,787 compared to $3,412,514 at December 31, 2003. Inventories totaled $1,552,153 at March 31, 2004, compared to $1,181,085 at December 31, 2003.

For the three month period ended March 31, 2004, AMIN used $701,927 in its operating activities compared to net cash used in operating activities of $240,339 during the same period of the prior year. We had net cash used in investing activities of $63,749 during the three-month period ended March 31, 2004, compared to net cash used in investing activities of $22,759 during the same period of the prior year. Financing activities provided $338,734 primarily due to borrowing from related parties, as compared to $246,699 used during the comparable period of the prior year.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) On March 11, 2004, we filed a Form 8-K reporting disclosure under Item 5. Other Events and Regulation FD Disclosure and Item 6. Resignation of Registrant's Directors and Executive Officers.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	CEO, President and Chairman of the Board	May 12, 2004
Daniel Dror

/s/ Gary D. Woerz	Chief Financial Officer	May 12, 2004
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

Date: May 12, 2004
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

Date: May 12, 2004
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

Quarterly Report of Form 10-QSB for the period ended March 31, 2004.

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

Quarterly Report of Form 10-QSB for the period ended March 31, 2004.

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

By:/s/ Gary D. Woerz
Gary D. Woerz, CFO