Form 10QSB/A
period 2004-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2004-05-13
CIK 1073146

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2004 (Unaudited) and December 31, 2003

	2004	2003
Assets
Current assets:
Cash	$574,755	$944,233
Certificate of deposit	300,000	300,000
Trading securities	8,400	8,400
Available-for-sale securities	4,500,000	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$910,630 at March 31, 2004 and $1,008,466 at December 31, 2003	3,700,787	3,412,514
Accounts and notes receivable from related parties	236,289	294,214
Inventories	1,552,153	1,181,085
Real estate held-for sale	225,000	225,000
Drilling rigs held for sale	5,317,956	5,317,956
Prepaid expenses and other current assets	371,279	577,249
Total current assets	16,786,619	16,760,651

Note receivable	940,581	964,866
Property and equipment, net of accumulated
depreciation and amortization	2,183,791	2,126,059
Excess of cost over net assets of businesses acquired,
less accumulated amortization of $205,295 at March 31, 2004 and December 31, 2003	674,539	674,539
Other assets	11,640	11,490
Total assets	$20,597,170	$20,537,605
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,050,472	$3,376,025
Short-term notes payable	260,000	312,000
Current installments of long-term debt	290,739	200,853
Total current liabilities	3,601,211	3,888,878
Long-term notes payable to related parties	412,424	-
Long-term debt, less current installments	2,139,858	2,187,359
Minority interest	1,171,784	1,075,072
Total liabilities	7,325,277	7,151,309

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
(Unaudited)
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
(Unaudited)
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

	Three months ended
	March 31, 2004	March 31, 2003
Net earnings (loss) as reported	$(281,793)	$3,233
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	(73,991)	(11,857)
Pro forma net earnings (loss)	(355,784)	(8,624)

Earnings (loss) per share:
Basic net earnings (loss) per share-as reported	(0.11)	(0.00)
Basic net earnings (loss) per share-pro forma	(0.13)	(0.01)

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

Consolidated revenues, net operating losses for the three months ended March 31, 2004 and 2003, and identifiable assets as of March 31, 2004 and 2003, were as follows:

	2004	2003
Revenues:
Industrial/Commercial	$741,975	$970,205
Real estate	-	86,000
Oil and gas	2,119,109	-
	$2,861,084	$1,056,205
Operating income (loss):
Industrial/Commercial	$(21,774)	$(66,557)
Real estate	(482)	(14,000)
Oil and gas	262,400	(67)
Corporate expenses	(432,682)	(228,727)
	$(192,538)	$(309,351)
Identifiable assets:
Industrial/Commercial	$3,831,486	$3,151,167
Real estate	5,517,970	225,000
Oil and gas	5,542,367	77,361
Corporate	5,705,347	7,330,472
	$20,597,170	$10,784,000

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

Liquidity and Capital Resources - AMIN

Total assets at March 31, 2004 and December 31, 2003, were $20,597,170 and $20,537,605, respectively. Total liabilities at March 31, 2004 were $7,325,277 compared to $7,151,309 at December 31, 2003. At March 31, 2004, consolidated working capital was $13,185,408 as compared to working capital of $12,871,773 at December 31, 2003.

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

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel Dror	CEO, President and Chairman of the Board	May 13, 2004
Daniel Dror

/s/ Gary D. Woerz	Chief Financial Officer	May 13, 2004
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

Date: May 13, 2004
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

Date: May 13, 2004
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