Form 10QSB
period 2004-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2004-08-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

(MARK ONE)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period Ended June 30, 2004
OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For The Transition Period From  ___________ To ___________

Commission File No.: 0-25223

AMERICAN INTERNATIONAL INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0326480
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (212) 688-5688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No [  ]

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

At June 30, 2004, the Registrant had 2,780,158 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the six-month periods ended June 30, 2004 and 2003 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

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

Overview

We are a holding company and during the six-month period ended June 30, 2004, we have five operating subsidiaries. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2003 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

We have three reportable segments and corporate overhead: industrial/commercial, oil and gas and real estate. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas and Delta Seaboard Well Services. We also have a real estate segment. See Note 2 to the Notes to Consolidated Financial Statements.

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

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Texas Real Estate Enterprises, Inc. (TREE), Brenham Oil & Gas, Inc. (Brenham) and Delta Seaboard Well Service, Inc. (Delta).

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003.

Consolidated net earnings (losses) for the three and six-month periods ended June 30, 2004 were $(491,401) and $(773,194), respectively, compared to consolidated net earnings (losses) $(503,911) and $(493,859), respectively, for the comparable period of the prior year. During the three and six-month periods ended June 30, 2004, Delta posted net earnings of $353,583 and $500,548. Delta's business although very strong was less than expected due to the weather conditions during the June period. Delta expects the strong business environment to prevail during the last six months of the year. NPI posted net earnings of $28,783 and $(1,439), respectively. NPI's business is distribution and is seasonal therefore most of its profits are expected in the fourth quarter. The holding company operating expenses amounted to $1,135,965 due to the issuance of shares and costs associated with the operation of the business.

Net revenues for the three and six months ended June 30, 2004 were $3,527,298 and $6,388,382 respectively, compared to $1,535,244 and $1,874,618 respectively, for the three and six-month period ended June 30, 2003. Selling, general and administrative expenses during the three and nine-month periods ended June 30, 2004, were $373,341 and $2,351,188, respectively, which compares to $637,144 and $957,356 for the three and nine months ended June 30, 2003.

Liquidity and Capital Resources - AIII

Total assets at June 30, 2004 and December 31, 2003 were $20,605,960 and $20,537,605 respectively. Total liabilities at June 30, 2004 were $7,257,648 compared to $7,151,309 at December 31, 2003. At June 30, 2004 consolidated working capital was $14,016,439 as compared to working capital of $12,871,773 at December 31, 2003.

The Company's consolidated cash position at June 30, 2004 was $373,963 compared to $944,233 at December 31, 2003. Accounts receivable net of reserves at June 30, 2004 was $3,701,836 compared to $3,412,514 at December 31, 2003. Inventories totaled $1,589,599 at June 30, 2004, compared to $1,181,085 at December 31, 2003.

For the six months ended June 30, 2004, AIII used $1,121,760 in its operating activities compared to net cash used in operating activities of $246,357 during the same period of the prior year. We had net cash used in investing activities of $191,163 during the six month period ending June 30, 2004, compared to net cash used in investing activities of $56,547 during the same period of the prior year. Financing activities provided $742,673 compared to $139,075 for the same period in prior year.

SRG Agreements

In June 2002, the Company's real estate subsidiary sold real estate consisting of approximately 63% of its real estate portfolio to SurgiCare, Inc. (AMEX:   SRG). The purchase price for the real estate was of $6 million evidenced by 1,200,000 shares of SRG Series AA Convertible Preferred Stock, redeemable by SRG at $5.00 per share, was determined following receipt by SRG of independent appraisals of the real estate. In December 2002, the Company agreed to convert 300,000 Series AA shares into 3,658,537 shares of SRG common stock, which were sold by the Company during 2003. SRG had the right to redeem the remaining 900,000 Series AA shares for $4,500,000 in cash or SRG common stock in increments of 300,000 Series AA shares on June 2004, 2005 and 2006.

During the quarter ended June 30, 2004, SRG proposed a transaction pursuant to which SRG would issue to the Company 8,750,000 shares of SRG common stock, having a value of approximately $3 million in exchange for the conversion of the remaining 900,000 Series AA SRG shares owned by the Company. The closing of this transaction was subject to listing of such SRG common stock by the AMEX. In addition, SRG agreed and as additional consideration to transfer to Company the real estate owned by SRG, subject to approximately $1.1 million in first liens. The SRG proposal was based upon and a condition to new third party financing that SRG was negotiating as part of its new business plan. On June 30, 2004, the Company signed an agreement with SRG to accept 8,750,000 SRG shares, subject to AMEX listing, and as additional consideration the Company signed an agreement with SRG to acquire the real estate, subject to the first liens and that all other grantees would become null and void. The Company agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. The agreement provided that if AMEX listing of the 8,750,000 SRG shares was not approved, the Company would continue to own the SRG Series AA shares and SRG would be obligated to redeem for $1.5 million 300,000 Series AA shares on each of July 30, 2004, June 1, 2005 and June 1, 2006. The Company would also retain the right to convert 300,000 Series AA shares on each such date for SRG common stock having a value of $1.5 million, during each period.

On July 30, 2004, the Company sold the real estate to an unaffiliated third party including the assumption of the liens and the cash payment in consideration for a $5.0 million secured mortgage note secured by a second lien on the real estate. The note is payable in 5 years and bears interest of 3% per annum. Using conservative accounting principles the Company determined that it will record a reserve of $1.0 million in connection with the note. The Company understands that SRG is proceeding with the AMEX listing approval for the 8,750,000 shares of SRG common stock.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

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

The executive officers of American International Industries, Inc. do not expect that the Company's disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3(i) (1)	Certificate of Incorporation of the Company, and Amendments thereto.
3(ii) (1)	Amended and Restated By-laws of the Company
4.1 (1)	Common Stock Certificate, American International Industries, Inc.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
1.	Filed previously on registration statement Form 10-SB/12g filed on December 30,1998, SEC File No. 0-25223.

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant has not filed a Form 8-K during the Period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR CEO, PRESIDENT AND CHAIRMAN Daniel Dror CEO, President and Chairman Dated: August 12, 2004

/s/ GARY D. WOERZ CHIEF FINANCIAL OFFICER Gary D. Woerz Chief Financial Officer Dated: August 12, 2004

Certification of Daniel Dror, CEO, President and Chairman of American International Industries, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2004, Daniel Dror, CEO, President and Chairman
                                   /s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO, President and Chairman of American International Industries, Inc, a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-QSB for the period ended June 30, 2004.

The undersigned certifies that the above quarterly report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: August 12, 2004, Daniel Dror, CEO, President and Chairman
                                   /s/ Daniel Dror

Certification of Gary D. Woerz, Chief Financial Officer of American International Industries, Inc, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2004, Gary D. Woerz, Chief Financial Officer
                                   /s/ Gary D. Woerz

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Gary D. Woerz, Chief Financial Officer of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-QSB for the period ended June 30, 2004.

The undersigned certifies that the above quarterly report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: August 12, 2004, Gary D. Woerz, Chief Financial Officer
                                   /s/ Gary D. Woerz

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
June 30, 2004 and December 31, 2003
(Unaudited)
	2004	2003
Assets		(Audited)
Current assets:
Cash	$373,983	$944,233
Certificate of deposit	300,000	300,000
Trading securities	8,400	8,400
Available-for-sale securities	4,500,000	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$18,217 at June 30, 2004 and $1,008,466 at December 31, 2003	3,701,836	3,412,514
Accounts and notes receivable from related parties	411,059	294,214
Inventories	1,589,599	1,181,085
Real estate held-for sale	225,000	225,000
Drilling rigs held for sale	5,317,956	5,317,956
Prepaid expenses and other current assets	337,915	577,249
Total current assets	16,765,748	16,760,651

Note receivable	934,669	964,866
Property and equipment, net of accumulated
depreciation and amortization	2,160,152	2,126,059
Excess of cost over net assets of businesses acquired,
less accumulated amortization of $205,295 at June 30, 2004 and December 31, 2003	674,539	674,539
Other assets	70,852	11,490
Total assets	$20,605,960	$20,537,605
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,253,450	$3,376,025
Short-term notes payable	458,565	312,000
Current installments of long-term debt	37,294	200,853
Total current liabilities	2,749,309	3,888,878
Long-term notes payable to related parties	644,246	-
Long-term debt, less current installments	2,424,780	2,187,359
Minority interest	1,457,313	1,075,072
Total liabilities	7,275,648	7,151,309

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 400,000 shares issued and outstanding at June 30, 2004 and
December 31, 2003.	400	400
Common stock, $.001 par value. Authorized 10,000,000 shares:
2,740,042 shares issued and 2,737,522 shares outstanding at June 30, 2004,
2,603,242 shares issued and 2,600,722 shares outstanding at December 31, 2003	2,738	2,601
Additional paid-in capital	25,399,700	24,582,627
Accumulated deficit	(12,038,498)	(11,165,304)
	13,364,340	13,420,324
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	13,330,312	13,386,296
Total liabilities and stockholders' equity	$20,605,960	$20,537,605
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three and six months ended June, 30 2004 and 2003
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$3,527,298	$1,535,244	$6,388,382	$1,874,618
Costs and expenses:
Cost of sales	3,390,280	1,208,855	4,466,055	1,514,484
Selling, general and administrative	373,341	637,144	2,351,188	957,356
Total operating expenses	3,763,621	1,845,999	6,817,243	2,471,840

Operating loss (loss)	(236,323)	(310,755)	(428,861)	(597,222)

Other income (expenses):
Interest income	3,754	9,763	26,186	17,230
Realized losses on investments	-	(41,375)	37,500	(41,375)
Unrealized gain and (losses) on trading securities	-	(141,064)	-	(320,391)
Gain on sale of assets	-	-	-	469,400
Interest expense	(44,601)	(12,480)	(125,460)	(21,501)
Other income (expense)	(48,749)	(8,000)	(48,749)	-
Total other income (expenses)	(89,596)	(193,156)	(110,523)	103,363

Net earnings (loss) before income tax	(325,919)	(503,911)	(539,384)	(493,859)
Provision for income taxes	-	-	-	-
Net earnings (loss) from operations before minority interest	(325,919)	-	(539,384)	(493,859)
Minority interest	(165,482)	-	(233,810)	-
Net earnings (loss)	$(491,401)	$(503,911)	$(773,194)	$(493,859)

Net earnings (loss) applicable to common shareholder
Basic	$(0.18)	$(0.26)	$(0.29)	$(0.26)
Diluted	$(0.16)	$-	$(0.25)	$-

Weighted average common shares
Basic	2,733,122	1,930,002	2,695,632	1,877,254
Diluted	3,133,122	-	3,095,632	-

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(773,194)	$(493,859)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	70,422	11,393
Common stock issued for services	817,210	94,120
Realized losses on the sale of trading securities	-	41,375
Unrealized loss on trading securities	-	320,391
(Gain) loss on the sale of other assets	-	(469,400)
(Increase) decrease of operating assets:
Accounts receivable	(293,940)	103,573
Inventories	(408,514)	(509,600)
Decrease in inventory of real estate held for resale	-	100,000
Prepaid expenses and other current assets	239,334	(20,538)
Other assets	(59,362)	(843)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(947,526)	577,031
Minority interest	233,810	-
Net cash used in operating activities	(1,121,760)	(246,357)

Cash flows from investing activities:
Purchase of property and equipment	(104,515)	(82,661)
Proceeds from sale of subsidiary	-	-
Proceeds from the sale of other assets	-	72,511
Payments received on notes for sale of subsidiary	9,797	10,452
Notes receivable	20,400	(56,849)
Loans from related parties	(116,845)	-
Net cash used in investing activities	(191,163)	(56,547)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit	124,565	-
Proceeds from borrowing from related parties	644,246	-
Proceeds from long-term debt	88,316	819,462
Repayment of borrowing from related parties	-	(181,594)
Repayment of short-term notes payable	-	(110,000)
Principal payments on long-term debt	(14,454)	(388,793)
Payment of dividends on preferred stock	(100,000)	-
Net cash provided by financing activities	742,673	139,075

Net decrease in cash	(570,250)	(163,829)

Cash at beginning of year	944,233	909,648
Cash at end of period	$373,983	$745,819

Supplemental schedule of cash flow information:
Interest paid	$125,460	$21,501

See accompanying notes to consolidated financial statements

American International Industries, Inc. Back to Table of Contents
Notes to Consolidated Financial Statements

(1) General
American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the U. S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

(4) Income Taxes
Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the six-month periods ended June 30, 2004 and 2003 is eliminated by net operating loss carry forwards.

(5) Acquisition
Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. ("Delta"), located in Houston Texas, for cash consideration in the amount of $1,272,826, of which, $670,564 was paid to Delta's shareholders' as of September 30, 2003. The balance sheet of Delta is included in the consolidated balance sheet of the Company at September 30, 2003.

(6) Employee Stock-Based Compensation
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

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net earnings (loss) as reported	$(491,401)	$(503,911)	$(773,194)	$(493,859)
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	(74,076)	(14,228)	(148,153)	(28,455)
Pro forma net earnings (loss)	(565,477)	(518,139)	(921,347)	(522,314)
Earnings (loss) per share:
Basic net earnings (loss) per share - as reported	(0.18)	(0.26)	(0.29)	(0.26)
Basic net earnings (loss) per share - pro forma	(0.21)	(0.27)	(0.34)	(0.28)

The above pro forma effects on net earnings (loss) and net earnings (loss) per share are not like to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year.

(7) Industry Segments
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

Consolidated revenues, net operating losses for the six months ended June 30, 2004 and 2003, and identifiable assets as of June 30, 2004 and 2003, were as follows:

		2004		2003
Revenues:	$		$
Industrial/Commercial		2,055,504		1,788,618
Real estate		-		86,000
Oil and gas		4,332,878		-
		$6,388,382		$1,874,618
Operating income (loss):
Industrial/Commercial		$(20,822)		$(115,593)
Real estate		(964)		(14,000)
Oil and gas		690,047		(67)
Corporate		(1,097,122)		(467,562)
		$(428,861)		$(597,222)
Identifiable assets:
Industrial/commercial		$2,980,720		$3,590,515
Real estate		5,517,488		5,520,379
Oil and gas		5,489,528		77,361
Corporate		6,618,224		2,264,970
		$20,605,960		$11,453,225

(7) Subsequent Events

SRG Agreements

In June 2002, the Company's real estate subsidiary sold real estate consisting of approximately 63% of its real estate portfolio to SurgiCare, Inc. (AMEX:   SRG). The purchase price for the real estate was of $6 million evidenced by 1,200,000 shares of SRG Series AA Convertible Preferred Stock, redeemable by SRG at $5.00 per share, was determined following receipt by SRG of independent appraisals of the real estate. In December 2002, the Company agreed to convert 300,000 Series AA shares into 3,658,537 shares of SRG common stock, which were sold by the Company during 2003. SRG had the right to redeem the remaining 900,000 Series AA shares for $4,500,000 in cash or SRG common stock in increments of 300,000 Series AA shares on June 2004, 2005 and 2006.

During the quarter ended June 30, 2004, SRG proposed a transaction pursuant to which SRG would issue to the Company 8,750,000 shares of SRG common stock, having a value of approximately $3 million in exchange for the conversion of the remaining 900,000 Series AA SRG shares owned by the Company. The closing of this transaction was subject to listing of such SRG common stock by the AMEX. In addition, SRG agreed and as additional consideration to transfer to Company the real estate owned by SRG, subject to approximately $1.1 million in first liens. The SRG proposal was based upon and a condition to new third party financing that SRG was negotiating as part of its new business plan. On June 30, 2004, the Company signed an agreement with SRG to accept 8,750,000 SRG shares, subject to AMEX listing, and as additional consideration the Company signed an agreement with SRG to acquire the real estate, subject to the first liens and that all other grantees would become null and void. The Company agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. The agreement provided that if AMEX listing of the 8,750,000 SRG shares was not approved, the Company would continue to own the SRG Series AA shares and SRG would be obligated to redeem for $1.5 million 300,000 Series AA shares on each of July 30, 2004, June 1, 2005 and June 1, 2006. The Company would also retain the right to convert 300,000 Series AA shares on each such date for SRG common stock having a value of $1.5 million, during each period.

On July 30, 2004, the Company sold the real estate to an unaffiliated third party including the assumption of the liens and the cash payment in consideration for a $5.0 million secured mortgage note secured by a second lien on the real estate. The note is payable in 5 years and bears interest of 3% per annum. Using conservative accounting principles the Company determined that it will record a reserve of $1.0 million in connection with the note. The Company understands that SRG is proceeding with the AMEX listing approval for the 8,750,000 shares of SRG common stock.