Form 10QSB
period 2004-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2004-11-10
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

(MARK ONE)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period Ended September 30, 2004
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

 Registrant's Telephone Number, Including Area Code: (281) 334-9479

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

At September 30, 2004, the Registrant had 2,873,091 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended September 30, 2004 and 2003 are attached to this quarterly report.

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

Overview

We are a holding company and during the nine-month period ended September 30, 2004, we had the following operating subsidiaries: Northeastern Plastics, Inc. (NPI), Brenham Oil & Gas, Inc. (Brenham) and Delta Seaboard Well Service, Inc. (Delta). The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2003 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

We have two reportable segments and corporate overhead: industrial/commercial and oil and gas. Due to the sale of the real estate division we no longer have the real estate as a reportable segment. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products, and (2) the oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas and Delta Seaboard Well Services.

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

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Brenham Oil & Gas, Inc. (Brenham), Delta Seaboard Well Service, Inc. (Delta) and Unlimited Coatings Corporation (UCC).

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003.

Consolidated net earnings for the three and nine-month periods ended September 30, 2004 were $1,907,847 and $1,134,653 respectively, compared to consolidated net losses of $(424,958) and $(918,817), respectively, for the comparable period of the prior year. During the three and nine-month periods ended September 30, 2004, Delta posted net earnings of $193,775 and $694,323. Delta's business although very strong was less than expected due to the weather conditions during the September period. Delta expects the strong business environment to prevail during the last three months of the year. NPI posted net earnings of $519,022 and $547,805, respectively. NPI's business is distribution and is seasonal therefore most of its profits were in the third quarter, but expects a strong fourth quarter. The holding company operating expenses amounted to $1,831,208 due to the sale of shares and costs associated with the operation of the business.

Net revenues for the three and nine months ended September 30, 2004 were $6,359,534 and $12,747,916 respectively, compared to $2,135,390 and $4,010,008 respectively, for the three and nine-months period ended September 30, 2003. The increase is due to acquisition of Delta and the strong performance of NPI during the period. The Selling, general and administrative expenses during the three and nine-month periods ended September 30, 2004, were $1,407,055 and $3,758,243, respectively, which compares to $835,183 and $1,792,539 for the three and nine months ended September 30, 2003.

Liquidity and Capital Resources - AIII

Total assets for the nine month period ended September 30, 2004 were $26,132,033 compared to $20,537,605 at December 31, 2003. Total liabilities at September 30, 2004 $9,895,462 compared to $7,151,309 at December 31, 2003. At September 30, 2004 consolidated working capital was $13,312,077 as compared to working capital of $12,871,773 at December 31, 2003.

The Company's consolidated cash position at September 30, 2004 was $262,931 compared to $944,233 at December 31,2003. Accounts receivable net of reserves at September 30, 2004 was $6,376,392 compared to $3,412,514 at December 31, 2003. Inventories totaled $1,667,851 at September 30, 2004, compared to $1,181,085 at December 31, 2003.

For the nine months ended September 30, 2004, AIII used $(4,644,426) in its operating activities compared to net cash used in operating activities of $(13,287) during the same period of the prior year. We had net cash used in investing activities of $ 4,254,330 during the nine month period ending September 30, 2004, compared to net cash used in investing activities of $(900,549) during the same period of the prior year. Financing activities provided $ (291,206) compared to $ 500,556 for the same period in prior year.

SRG Agreements

In June 2002, the Company's real estate subsidiary sold real estate consisting of approximately 63% of its real estate portfolio to SurgiCare, Inc. (AMEX: SRG). The purchase price of $6 million evidenced by 1,200,000 shares of SRG Series AA Convertible Preferred Stock, redeemable by SRG at $5.00 per share, for the real estate was determined following receipt by SRG of independent appraisals of the real estate. In December 2002 the Company agreed to convert 300,000 Series AA shares into 3,658,537 shares of SRG common stock, which were sold by the Company during 2003. SRG had the right to redeem the remaining 900,000 Series AA shares for $4,500,000 in cash or SRG common stock in increments of 300,000 Series AA shares on June 2004, 2005 and 2006.

During the quarter ended September 30, 2004, SRG issued 8,750,000 shares of SRG's common stock to the Company, having a market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA SRG shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in common stock, SRG transferred to the Company the real estate owned by SRG to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

On July 30, 2004, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 owed to SRG and a note receivable in the amount of $5,000,000, secured by a lien on the real estate. The buyer financed the cash payment by borrowing against the property. The note is payable in 20 years, with a 5-year balloon payment, and bears interest of 3% per annum. The Company recorded a gain in the amount of $1,813,070 on the sale of this real estate based on discounting the $5,000,000 note at an 8% interest rate (approximating the market rate for real estate transactions).

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

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

The Registrant has not filed a Form 8-K during the Period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR CEO, PRESIDENT AND CHAIRMAN Dated: November 10, 2004

/s/ GARY D. WOERZ CHIEF FINANCIAL OFFICER Dated: November 10, 2004

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

Date: November 10, 2004, Daniel Dror, CEO, President and Chairman
                                   /s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO, President and Chairman of American International Industries, Inc, a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-QSB for the period ended September 30, 2004.

The undersigned certifies that the above quarterly report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: November 10, 2004, Daniel Dror, CEO, President and Chairman
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

Date: November 10, 2004, Gary D. Woerz, Chief Financial Officer
                                   /s/ Gary D. Woerz

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Gary D. Woerz, Chief Financial Officer of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-QSB for the period ended September 30, 2004.

The undersigned certifies that the above quarterly report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: November 10, 2004, Gary D. Woerz, Chief Financial Officer
                                   /s/ Gary D. Woerz

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
September 30, 2004 and December 31, 2003
(Unaudited)
	2004	2003
Assets		(Audited)
Current assets:
Cash	$262,931	$944,233
Certificate of deposit	300,000	300,000
Trading securities	4,118,400	8,400
Available-for-sale securities	-	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$281,164 at September 30, 2004 and $1,008,466 at December 31, 2003	6,376,392	3,412,514
Accounts and notes receivable from related parties	268,390	294,214
Inventories	1,667,851	1,181,085
Real estate held-for sale	225,000	225,000
Drilling rigs held for sale	5,017,956	5,317,956
Prepaid expenses and other current assets	488,858	577,249
Total current assets	18,725,778	16,760,651

Note receivable	4,330,569	964,866
Property and equipment, net of accumulated
depreciation and amortization	2,305,295	2,126,059
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 at September 30, 2004 and December 31, 2003	674,539	674,539
Other assets	95,852	11,490
Total assets	$26,132,033	$20,537,605
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,871,789	$3,376,025
Short-term notes payable	825,000	312,000
Short-term loans to related parties	517,572	-
Current installments of long-term debt	199,340	200,853
Total current liabilities	5,413,701	3,888,878
Long-term debt, less current installments	2,884,667	2,187,359
Minority interest	1,597,094	1,075,072
Total liabilities	9,895,462	7,151,309

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 390,000 shares issued and outstanding at September 30, 2004 and
400,000 shares issued and outstanding at December 31, 2003.	390	400
Common stock, $.001 par value. Authorized 10,000,000 shares:
2,873,475 shares issued and 2,870,955 shares outstanding at September 30, 2004,
2,603,242 shares issued and 2,600,722 shares outstanding at December 31, 2003	2,871	2,601
Additional paid-in capital	26,447,989	24,582,627
Accumulated deficit	(10,180,651)	(11,165,304)
	16,270,599	13,420,324
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	16,236,571	13,386,296
Total liabilities and stockholders' equity	$26,132,033	$20,537,605
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three and nine-months ended September, 30 2004 and 2003
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$6,359,534	$2,135,390	$12,747,916	$4,010,008
Costs and expenses:
Cost of sales	4,786,945	1,824,209	9,253,000	3,338,693
Selling, general and administrative	1,407,055	835,183	3,758,243	1,792,539
Total operating expenses	6,194,000	2,659,392	13,011,243	5,131,232

Operating loss (loss)	165,534	(524,002)	(263,327)	(1,121,224)

Other income (expenses):
Interest income	89,764	17,779	115,950	35,009
Realized gains (losses) on sale of trading securities	213,846	(191,173)	251,346	(232,548)
Unrealized gain on trading securities	-	320,391	-	-
Gain on sale of real estate	1,813,070	-	1,813,070	-
Gain on sale of assets	-	-	-	469,400
Interest expense	(234,677)	(50,241)	(360,137)	(71,742)
Other income (expense)	(48,751)	2,288	(97,500)	2,288
Total other income (expenses)	1,833,252	99,044	1,722,729	202,407

Net earnings (loss) before income tax	1,998,786	(424,958)	1,459,402	(918,817)
Provision for income taxes	-	-	-	-
Net earnings (loss) from operations before minority interest	1,998,786	(424,958)	1,459,402	(918,817)
Minority interest	(90,939)	-	(324,749)	-
Net earnings (loss)	$1,907,847	$(424,958)	$1,134,653	$(918,817)

Net earnings (loss) applicable to common shareholder
Basic	$0.68	$(0.19)	$0.42	$(0.44)
Diluted	$0.60	$(0.19)	$0.36	$(0.44)

Weighted average common shares
Basic	2,790,066	2,269,269	2,729,838	2,084,101
Diluted	3,180,066	2,269,269	3,119,838	2,084,101

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$1,134,653	$(918,817)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	108,071	14,308
Common stock issued for services	1,123,251	336,680
Realized losses on the sale of trading securities	-	232,548
Gain on the sale of real estate	(1,813,070)	-
(Gain) loss on the sale of other assets	-	(469,400)
(Increase) decrease of operating assets:
Trading securities	(3,150,000)	1,128,153
Accounts receivable	(2,710,107)	(1,258,007)
Inventories	(486,766)	(1,656,825)
Drilling rigs held for sale	300,000	-
Real estate held for resale	-	100,000
Prepaid expenses and other current assets	88,391	(8,776)
Other assets	(59,362)	(843)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	495,764	2,396,753
Minority interest	324,749	90,939
Net cash used in operating activities	(4,644,426)	(13,287)

Cash flows from investing activities:
Purchase of property and equipment	(287,307)	(172,038)
Proceeds from sale of real estate	1,350,000	-
Available for sale securities	3,150,000	-
Payments received on notes for sale of subsidiary	-	(670,564)
Notes receivable	15,813	16,096
Loans from related parties	25,824	(74,043)
Net cash provided by (used) in investing activities	4,254,330	(900,549)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit agreement	565,000	(110,000)
Proceeds from borrowing from related parties	-	351,300
Proceeds from long-term debt	717,535	819,462
Repayment of borrowing from related parties	-	(130,800)
Repayment of short-term notes payable	(1,402,000)	-
Principal payments on long-term debt	(21,741)	(429,406)
Payment of dividends on preferred stock	(150,000)	-
Net cash provided by (used in) financing activities	(291,206)	500,556

Net decrease in cash	(681,302)	(413,280)

Cash at beginning of year	944,233	909,648
Cash at end of period	$262,931	$496,368

Supplemental schedule of cash flow information:
Interest paid	$360,137	$71,742

See accompanying notes to consolidated financial statements

American International Industries, Inc. Back to Table of Contents
Notes to Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly-owned subsidiaries and majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted the U. S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

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

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the nine-month periods ended September 30, 2004 and 2003 is eliminated by net operating loss carry forwards.

(5) Marketable Securities

In June 2002, the Company's real estate subsidiary sold real estate consisting of approximately 63% of its real estate portfolio to SurgiCare, Inc. (AMEX: SRG). The purchase price for the real estate was of $6 million evidenced by 1,200,000 shares of SRG Series AA Convertible Preferred Stock, redeemable by SRG at $5.00 per share, was determined following receipt by SRG of independent appraisals of the real estate. In December 2002 the Company agreed to convert 300,000 Series AA shares into 3,658,537 shares of SRG common stock, which were sold by the Company during 2003. SRG had the right to redeem the remaining 900,000 Series AA shares for $4,500,000 in cash or SRG common stock in increments of 300,000 Series AA shares on June 2004, 2005 and 2006.

During the quarter ended September 30, 2004, SRG issued 8,750,000 shares of SRG's common stock to the Company, having a market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA SRG shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in common stock, SRG transferred to the Company the real estate owned by SRG to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

On July 30, 2004, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 owed to SRG and a note receivable in the amount of $5,000,000, secured by a lien on the real estate. The buyer financed the cash payment by borrowing against the property. The note is payable in 20 years, with a 5-year balloon payment, and bears interest of 3% per annum. The Company recorded a gain in the amount of $1,813,070 on the sale of this real estate based on discounting the $5,000,000 note at an 8% interest rate (approximating the market rate for real estate transactions).

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

Three months ended, Nine months ended
	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net earnings (loss) as reported	$1,907,847	$(424,958)	$1,134,653	$(918,817)
Deduct: Total stock-based employee compensation (expense determined
under the fair value method for all awards), net of tax effect	(84,474)	(17,621)	(253,421)	(52,864)
Pro forma net earnings (loss)	1,823,373	(442,579)	881,232	(971,681)
Earnings (loss) per share:
Basic net earnings (loss) per share - as reported	0.68	(0.19)	0.42	(0.44)
Basic net earnings (loss) per share - pro forma	0.64	(0.20)	0.32	(0.47)

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

Consolidated revenues, net operating losses for the nine months ended September 30, 2004 and 2003, and identifiable assets as of September 30, 2004 and 2003, were as follows:
		2004		2003
Revenues:	$		$
Industrial/Commercial		6,560,190		3,924,008
Real estate		-		86,000
Oil and gas		6,187,726		-
		$12,747,916		$4,010,008
Operating income (loss):
Industrial/Commercial		$581,287		$(110,053)
Real estate		-		(14,000)
Oil and gas		991,297		(67)
Corporate		(1,309,257)		(997,104)
		$263,327		$(1,121,224)
Identifiable assets:
Industrial/commercial		$6,823,790		$5,070,735
Real estate		-		5,520,379
Oil and gas		5,645,704		9,913,321
Corporate		13,662,539		2,203,344
		$26,132,033		$22,707,779