Form 10KSB
period 2004-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2005-03-31
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

(MARK ONE)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2004
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

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2004, the aggregate market value of the 1,777,198 voting common stock held by non-affiliates of the registrant was approximately $13,328,985. At December 31, 2004, the registrant had 2,945,325 shares of common stock outstanding.

Issuer's revenues for its most recent fiscal year: $21,440,342.

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-KSB of American International Industries, Inc. (hereinafter the "Company", "AMIN", "We" or the "Registrant") for its year ended December 31, 2004 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

General

American International Industries, Inc., a Nevada corporation, began conducting its current operations in September 1996, when it made its first acquisition. The Company's business model calls for it to periodically acquire businesses in various industries, support the development and growth of those subsidiaries, and as opportunities present themselves from time to time to sell or merge those subsidiaries or assets in order to bring value to the holding company and its shareholders. The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure).

We are a holding company and operate the following wholly-owned and majority-owned subsidiaries:

Delta Seaboard Well Service, Inc. ("Delta"), an onshore rig-based well servicing contractor providing service to the oil and gas industry. We own 51% of the common stock of Delta.
Northeastern Plastics, Inc. ("NPI") a supplier of automotive after-market products and consumer durables. We own 100% of the common stock of NPI.
Brenham Oil & Gas, Inc. ("Brenham") a company that owns oil and gas royalty interest. We own 100% of the common stock of Brenham.
International American Technologies, Inc. ("IMTG"), a publicly traded Exchange Act reporting entity (f/k/a Unlimited Coatings Corporation, "UCDD"). On February 28, 2005, IMTG entered into an agreement to acquire 51% of Hammonds Technical Services, Inc. The agreement's effective date is April 2, 2005. Hammonds is in the business of water treatment, fuel handling equipment for military and industrial customers, a provider of fuel injection services for the aviation industry, and designer of a new omni directional vehicle for a wide variety of uses. We own 81.60% of the common stock of IMTG.

Our long-term strategy is to expand the operations of each of our subsidiaries in their respective fields. AMIN provides managerial and financial support to our subsidiaries. As part of our business model, we also explore mergers, acquisitions and disposition of businesses and assets from time to time, based upon the reasonable discretion of management and the value added of each potential transaction.

We encounter substantial competition in each of our subsidiaries product and service areas. Such competition is expected to continue. Depending on the particular market involved, our subsidiaries compete on a variety of factors, such as price, quality, delivery, customer service, performance, product innovation and product recognition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability.

American International Industries, Inc.

The Company was incorporated under the laws of the State of  Nevada in September 1994. In 1997 Daniel Dror, our Chairman and Chief Executive Officer, and certain related parties, gained control of the Company.

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and our telephone number is (281) 334-9479. Our operations as a holding company include the operation and control of our subsidiaries, Delta Seaboard Well Service, Inc., a 51% owned subsidiary, and Northeastern Plastics, Inc., a 100% owned subsidiary, Brenham Oil & Gas, Inc., a 100% owned subsidiaries, and International American Technologies, Inc., a 81.60% owned subsidiary that recently entered into an agreement to acquire 51% of Hammonds Technical Services, Inc. As of March 31, 2005, the Company and its wholly-owned and majority owned subsidiaries, employed 48 persons.

Delta Seaboard Well Service, Inc.

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. and related entities, Seaboard Equipment Company and Seaboard Well Service (collectively "Delta"), all Texas corporations, for cash consideration in the amount of $1,000,000 pursuant to a stock purchase agreement. We also issued 400,000 shares of series A 5% cumulative redeemable convertible preferred stock ("Series A Preferred Stock") to a creditor of Delta in consideration for the release of the creditors interest in certain of Delta's coastal rigs and in satisfaction of certain Delta indebtedness. The Series A Preferred Stock issued to the former creditor is convertible into shares of the Company's restricted common stock at $10.00 per share.

Delta's Business

Delta's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. During 2004 Delta consolidated its Louisiana operations into its Houston operations and sold three rigs in Louisiana to third parties. Delta continues to own one land-based rigs in Louisiana and six land-based rigs in the Houston area.

Well Service Market

Demand for Delta's workover and related services is correlated to the level of expenditures by oil and gas producers which is a function of oil and gas prices. In general, we expect that demand for Delta's services to increase significantly due to expending activities of oil and gas producers in the United States. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area. Delta faces competition from many larger companies in the U.S. Gulf of Mexico market.

Products and Services

Workover Services. We provide our workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the development, production and abandonment stages of the well. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of our workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. Usage of our workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate multiple jobs simultaneously. In 2004, our largest customers for our workover services were El Paso Production Company, The Houston Exploration Company, Burlington Resources Company, The Railroad Commission of Texas, Pogo Producing/North Central Oil Corporation and Dominion Exploration and Production, Inc.

Delta is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta's executive officers and owners of the 49% minority interest of Delta. Mr. Derrick was elected as a director of the Company in February 2004. Delta was founded in 1958 and has its headquarters in Houston and maintains administrative and sales offices in  Houston, TX. Delta's offices in Houston are located at 1212 West Sam Houston Parkway North, Houston, TX 77043. In addition, Delta maintains an office and small warehouse facility in Louisiana.

Delta's Competition

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting casing and tubing as part of Delta's services. Delta also believes that with the financial resources of AMIN and its access to the public capital markets, Delta will be able to pursue strategic acquisitions and enter into ventures that should result into long-term growth and market expansion.

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability and loss of market share for Delta. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies, Key Energy Services, Basic Energy as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta has had historically and may continue to have as a subsidiary of AMIN. Delta will rely upon the ability of AMIN to provide working capital and secure debt and equity financing in order for Delta to continue to expand its oil and gas well services business and to develop its plan to participate in land-based exploration and drilling operations.

Government Regulation

The business of Delta is significantly affected by federal, state and local laws and regulations relating to the oil and natural gas industry. Changes in these laws and regulations, including more restrictive administrative regulations and enforcement of these laws and regulations, could significantly affect Delta's business and results of operations. Delta cannot predict changes in existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on Delta or its future operations or earnings. Delta cannot predict whether additional laws and regulations will be adopted. Delta depends on the demand for its products and services from oil and natural gas companies. This demand is affected by economic cycles, changing taxes and price and other laws and regulations relating to the oil and gas industry, including those specifically directed to oilfield and offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation could also adversely affect Delta's operations by limiting demand for its products and services. Delta cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations or enforcement.

Although Delta believes that it is in compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of more restrictive environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that Delta cannot currently quantify.

Employees

As of March 31, 2005, Delta had 30 employees, including its two officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

Facilities

Delta's facilities in Houston consist of 2,500 square feet of office space and 10,000 square feet of warehouse. These facilities are leased from unaffiliated third parties with annual rental of $120,000. During 2004 Delta consolidated its Louisiana operations and offices into its Texas facilities, to create operating efficiencies and has retained a small office and warehouse facility consisting of 5,000 square feet leased from a third party at an annual rental of $18,000.

Northeastern Plastics, Inc.

In June 1998, we entered into a purchase agreement to acquire all of the capital stock of Acqueren, Inc., a Delaware corporation that owned 100% of Northeastern Plastics, Inc., a Texas corporation. NPI is located at 14221 Eastex Freeway, Houston, TX 77032.

NPI's Business

NPI is a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets.

Products and Services

NPI's diversified products are sold in the automotive after-market and include a variety of booster cables sold under the brand name Mechanix Choice and Bitty Booster Cable. NPI also markets portable hand lamps, cord sets, a variety of battery testers, battery repair kits, and miscellaneous battery accessories under the brand name Mechanix Choice. NPI acquired the rights to market certain of its products under the name MOTOR TREND™ during 2004. NPI is currently in the process of expanding its worldwide customer base into the fast growing Asian market by offering new products through new distribution and marketing agreements. We believe that with the recent MOTOR TREND™ marketing agreement, NPI's revenues should increase substantially during fiscal 2005.

NPI products are currently available at stores such as Family Dollar, Dollar Tree, and Victor Automotive Products, among others. NPI's Bitty Booster Cable brand of booster cables is currently distributed in the automotive after-market and through well-established retail channels.

NPI's consumer durable electrical products include flood light kits, clamp on lamps, household extension cords, tri-tap extension cords, heavy-duty extension cords, night-lights, and surge protection devices. All of NPI's consumer durable electrical products are Underwriters Laboratory Listed (UL). Its principal customers include consumer durables marketers such as Family Dollar Stores and Dollar Tree Stores. NPI recently was granted the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products and believes that this license shall also improve its revenues during the 2005 fiscal year.

Currently, virtually all of NPI's products are manufactured overseas. NPI's products are manufactured based on NPI's specifications and design. NPI has no long-term agreements with any manufacturers for its products, but relies on management's business contacts with such manufacturers in renewing its agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. The inability of NPI to renew its agreements on economically favorable terms could have a material adverse effect on NPI unless alternative supplies were available.

NPI orders its principal products from the following manufacturers: KAB Enterprise Co., Ltd. supplies NPI's electrical cord sets; Longkou Dongli Wire and Cable supplies NPI's booster cables; Rite Tech supplies NPI's surge strips; and Dashing Electric supplies NPI's night lights. To date, NPI has typically received shipments from the above suppliers within 8-10 weeks of order. NPI's management believes that if it is unable to utilize any of the above suppliers, it would be able to find alternative suppliers on comparable terms.

Sales and Marketing

Currently, NPI has no agreements with distributors, wholesalers, or retailers, but sells its products from its warehouse through the use of independent sales agents and through its in-house personnel. NPI contracts with agents, who are responsible for contacting potential customers in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated solely on a commission basis, calculated on the net sales price of products, which are invoiced to customers. No commissions are paid until NPI receives payment from customers.

NPI also sells a substantial portion of its products under a direct import program that offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders and, for additional cost, on-site factory inspections of the goods prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI can also arrange for the complete turn-key deliveries of its products to its customer’s place of business. Currently, NPI estimates that 70% of its sales are made through the use of its direct import program and the remainder from warehouse sales.

During our fiscal years ended December 31, 2004 and 2003, Family Dollar Stores, Ocean State Jobbers and Dollar Stores accounted for a significant portion of NPI's revenues. The loss of any of these major customers could  have an adverse effect on NPI operating results.

Competition

In the safety product category of the automotive after-market, which accounts for a significant portion NPI's products and sales, NPI competes against a large number of suppliers many of which have far greater financial resources than NPI and therefore NPI's ability to increase market share may be limited. NPI's management believes its primary competitors in the safety products market include General Cable, Coleman Cable, East Penn, Champion, among other large manufacturers and importers.

In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Pacific Electricord Company, Woods Wire, General Cable, Coleman Cable, and various other producers.

Price is primarily significant factor in the safety products market and the consumer durables electrical products markets. Many of NPI's products are made to industry specifications, and are therefore essentially functionally substitutable with those of competitors. However, NPI believes that opportunities exist to differentiate all of its products on the basis of quality, reliability, and customer service.

Intellectual Property

NPI has been issued the following trademarks: Northeastern ™, expiring December 2006, Jumpower ™, expiring February 2009, The Bitty Booster Cable ™, expiring August 2008, Connections With Quality ™, expiring October 2006, and Small Enough to Fit in your Glove Box Strong Enough to Start your Car ™, expiring October 2007.

Employees

As of  March 31, 2005, NPI employed 10 persons, including one executive officer, customer service, and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI currently operates from one facility in Houston, TX. Its 38,500 square feet warehouse and office facility is owned by NPI.

Former Real Estate Business

In June 2002, AMIN's real estate subsidiary T.R.E. Enterprises, Inc. sold real estate consisting of approximately 63% of its real estate portfolio to Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. The purchase price for the real estate of $6,000,000, evidenced by 1,200,000 shares of Series AA Convertible Preferred Stock, redeemable by ONH at face value of $5.00 per share, was based on an independent appraisals. In December 2002, the AMIN agreed to convert 300,000 Series AA Convertible Preferred Shares into 3,658,537 shares of common stock of ONH, which subsequently were sold into market during 2003.

During the third quarter of 2004, AMIN converted the remaining 900,000 shares of Series AA Convertible Preferred Stock into 875,000 shares of ONH's common stock which shares had a market value of $3,150,000 at the day of conversion. ONH sold real estate to AMIN for cash and the real estate was subject to a first lien balance in the amount of $1,100,000. AMIN sold the real estate purchased from ONH to an unaffiliated third party during the third quarter of 2004 for a cash payment of $1,350,000 and a promissory note receivable in the amount of $5,000,000, secured by a lien on the real estate. AMIN recorded a gain in the amount of $1,815,870 on the sale of the real estate to the unaffiliated third party. As of March 31, 2005, AMIN has not sold any of its 875,000 ONH shares.

AMIN continues to own 286 undeveloped acres of real estate in Galveston County, Texas. AMIN is carrying said property on its balance sheet for $225,000. The property's current appraised value is substantially more than the book value.

Brenham Oil & Gas, Inc.

In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation ("Brenham"). The capital stock of Brenham was purchased from Daniel Dror II 1976 Trust. Daniel Dror II is the adult son of the Company's chairman and chief executive officer, Daniel Dror. At the time of the transaction, Mr. Dror was the trustee of the DDII76Trust. Mr. Dror has never had any ownership interest in DDII76Trust. The sole beneficiary of the DDII76Trust is Mr. Dror's adult son. Mr. Dror is no longer the trustee of the trust. Brenham's sole asset is an oil and gas royalty interest. Brenham's office is located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive office.

Brenham's Business

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

Competition

Brenham's royalty revenues are dependent on Anadarko's ability to generate profits from the tract of land. The oil and gas industry is highly competitive, and Anadarko competes against companies with substantially larger financial and other resources. Anadarko's competitors include major integrated oil and gas companies and numerous other independent oil and gas companies and individual producers and operators. Competitive factors include price, contract terms, and types and quality of service, including pipeline distribution logistics and efficiencies, all of which may reduce any royalty payments made to Brenham.

Government Regulation

As stated previously, Brenham's revenues are dependent on Anadarko's profitability. As various state and federal authorities regulate Anadarko there is no assurance that Anadarko's profitability, and therefore Brenham's revenues will not be adversely affected. As Brenham owns a royalty interest on the subject land, it is not directly responsible for any costs in connection with environmental laws, nor is it subject to penalties for non-compliance with any such laws.

Employees

As of  March 31, 2005, Brenham had no full-time employees and its business is conducted from our office in Kemah, Texas.

International American Technologies, Inc. (formerly Unlimited Coatings Corporation)

Effective June 5, 2002, AMIN, through its majority owned subsidiary, Unlimited Coatings Corporation, sold 100% of its investment in Marald, Inc., which had been engaged in the business of supplying spray-on linings for truck for total consideration of $725,000. Since the disposition of Marald and through the 2004 fiscal year, UCCD conducted no business operations and had no revenues. In August 2004, UCCD filed a registration statement on Form 10-SB for the purpose of registering its shares under the Securities Exchange Act of 1934. The registration statement became effective in October 2004, and as a result, UCCD became a reporting company under the Exchange Act.

Recent Acquisition of 51% of Hammonds Technical Services, Inc.

On February 28, 2005, UCCD entered into a Stock Purchase Agreement to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammond"). The consideration for the acquisition included providing: (i) $1,000,000 in cash to Hammonds for working capital; and (ii) a secured revolving long-term line of credit in the amount of $2,000,000. In connection with the Stock Purchase Agreement between UCCD and Hammonds, UCCD issued a $1,450,000 promissory note to AMIN in exchange for the issuance of 145,000 restricted AMIN shares, which shares are to be used to purchase the remaining two minority equity interests in Hammonds owned by third parties. The agreement will be effective on April 2, 2005, and Hammonds will become a subsidiary of the Registrant if the transaction closes as contemplated. In connection with the agreement UCCD changed its name to International American Technologies, Inc. Its common stock is subject to quotation on the pink sheets under the symbol "IMTG".

Business of Hammonds Technical Services, Inc.

Hammonds was founded in 1982 and provides the following diverse products and services:

Water Treatment for Municipal and Industrial Use. The production and treatment of municipal and industrial water is a growing industry in the U.S., as the demand for clean, safe water grows. Hammonds' proprietary solid disinfection technology provides a major alternative to gaseous chlorine used in every phase of water treatment. Hammonds' believes that the areas of municipal drinking water, food processing and industrial waste treatment present a significant growth potential for Hammonds' water treatment patents. Hammonds will distribute 1.2 million pounds of calcium hypochlorite for municipal disinfection through its network of equipment distributors and food processing customers in 2005.

Fuel Handling Equipment, Industrial Utility Vehicles. Hammonds designs and manufactures fluid handling equipment for industrial utility vehicles and its fluid powered additive systems permits use of a single battlefield fuel by supplying both distribution and tactical additive injectors to all branches of the United States military. Hammonds intends to continue to provide military additive injection systems through sole source supply of equipment for long-term contracts for their fuel handling technology.

Additive Injection Fuels for General and Commercial Aviation. Hammonds believes that its truck mounted injectors are the technology of choice for major U.S. marketers of jet fuel in providing custom blending at the end of the hose for not only jet fuel, but a wide range of products including diesel, LPGN (propane), home heating oil, and bio-diesel. In January, 2005, Hammonds began a long-term program to install dye injection systems in over eight hundred Canadian and U.S. stationary and truck mounted diesel delivery installations. In addition to equipment, Hammonds fuel additive division produces and markets motor and aviation fuel additives with Biobor (R) JF as its primary product serving the aviation, stand-by power and marine fuel markets. While Biobor(R)JF is one of only two biocides approved for use in aviation fuels, it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. The expanding use of these manufactured wood products should provide a new expanded market for Biobor(R) JF since products such as arsenic have been removed from the list of approved wood preservatives.

Multi Design Patents. Hammonds began production in March 2005 of the prototype of an entirely new class of industrial utility vehicles called the "Omni Directional Vehicle" ("ODV"). Hammonds believes that this new patented design patent will establish a new standard for utility vehicle safety and performance. Forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles can be enhanced from this patented design. In addition to producing several ODV products at its new plant in Conroe, Texas, Hammonds will enter into license agreements with several major manufacturers to produce a range of vehicles based on ODV patents. "Innovation, Pure and Simple" is a registered trademark of Hammonds Technical Services, Inc. Hammonds is currently negotiating for licensing agreements with major manufacturers of its ODV's.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ended December 31, 2004, the Company operated Brenham and UCCD from our executive offices in Kemah, Texas. During 2004, the Company's  majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities in Houston for economic efficiencies. Delta has executive offices, sales and warehouse in Houston, TX consisting of 12,500 square feet  that are leased from unaffiliated third parties at an annual rental of $120,000. Delta continues to maintain an office and warehouse facility in Louisiana consisting of 5,000 square feet, which are leased from an unaffiliated third party at $1,800 per month. The Company owns the warehouse and office facility utilized by NPI. The Company's executive offices of 1,380 square feet are leased from an unaffiliated third party for $1,335 per month. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low bid prices of our shares on the NASD OTC:BB for the last two fiscal years and as of the most current date. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2003
First Quarter Ended March 31,	$4.35	$2.55
Second Quarter Ended June 30,	$3.20	$2.75
Third Quarter Ended September 30,	$3.70	$2.35
Fourth Quarter Ended December 31,	$3.60	$2.73

Fiscal Year 2004
First Quarter Ended March 31,	$8.40	$3.10
Second Quarter Ended June 30,	$10.00	$6.75
Third Quarter Ended September 30	$9.50	$6.10
Fourth Quarter Ended December 31,	$8.40	$5.00

Fiscal Year 2005
First Quarter Ended March 31,	$7.00	$4.75

The Company believes that as of March 31, 2005, there were approximately 1,200 owners of its common stock.

It is the present policy of the Company not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future. Further, under Nevada Revised Statutes, Section 78.288, "no distribution may be made if, after giving it effect, (a) the corporation would not be able to pay its debts as they become due; or (b) except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution".

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, the Company issued restricted shares as follows: on October 8, 2004, 42,810 restricted shares of common stock to International Diversified Corporation, Ltd. (IDC), a corporation owned by Daniel Dror's brother, in consideration for the conversion of $261,139 in convertible debt owed to IDC under a revolving credit note; 6,885 restricted shares were issued to Daniel Dror II, the adult son on Daniel Dror, in consideration for the conversion of $42,000 in debt; and 5,738 restricted shares of common stock to the DDII76 Trust, in consideration for the conversion of $35,000 in debt. The shares were valued at $6.10 based upon the closing price of the shares on the date of conversion. In addition, on December 30, 2004, the Company issued 41,134 restricted shares of common stock to IDC in consideration for the conversion of $205,462 in debt. The shares were valued at $5.00 per share based upon the closing price of the shares on the date of conversion. Daniel Dror is our Chairman and President and disclaims any beneficial interest in IDC, the DDII76Trust or the shares issued to his adult son. The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

American International Industries, Inc. is a diversified corporation with interests in industrial companies, oil and gas service companies, and interests in undeveloped real estate in the Galveston Bay, TX area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies in which it takes an active role to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and its management's expertise.

As a holding company it operates wholly-owned and majority-owned subsidiaries, as follows: Delta Seaboard Well Service, Inc., a 51% owned subsidiary, is an on-shore oil field well drilling service company; Northeastern Plastics, Inc. (NPI), a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods. NPI has acquired the rights to market automotive products under the MOTOR TREND™. In addition, NPI was recently granted the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products; During the third quarter of 2004, we sold our wholly-owned subsidiary, T.R.E. Enterprises, Inc. to an unaffiliated third party. See the discussion under Item 1, Description of Business, in the subcaption "Former Real Estate Business"; Our wholly-owned subsidiary, Brenham Oil & Gas, Inc., has a royalty interest in a producing gas well; and the Company is the 81.60% owner of International American Technologies, Inc., a public reporting company under the Exchange Act (IMTG.PK), formerly Unlimited Coatings Corporation, which had no operations during fiscal 2004. Subsequent to the year end, IMTG entered into a letter of intent to acquire 51% of Hammonds Technical Services, Inc., which is engaged in the business of water treatment, fuel handling equipment, provider of fuel injector services, and a designer of a new omni directional vehicle. The Company expects to close the transaction with Hammonds during April 2005.

The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

We intend to continue our efforts to grow through the acquisition of additional and complimentary businesses and by expanding the operations of our existing businesses, especially in the energy sector. We will evaluate whether additional and complimentary businesses can be acquired at reasonable terms and conditions, at attractive earnings multiples and which present opportunity for growth and profitability. These efforts will include the application of improved access to financing and management expertise afforded by synergistic relationships between the Company and its subsidiaries. Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the projected growth in earnings and cash flows are attainable and consistent with our expectations to yield desired returns to investors, and that management is capable of guiding the growth of operations, working in concert with others in the group to maximize opportunity. Periodically as opportunities present themselves, we may sell or merge the subsidiaries in order to bring value to the holding company and our shareholders and to enable the Company to acquire larger companies.

We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities. Some or all of which could have a material adverse effect on our business, financial condition and results of operations. The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. It is our current intention to finance future acquisitions by using shares of our common stock and other forms of financing as the consideration to be paid. In the event that the common stock does not have and maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to seek other forms of financing in order to proceed with our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing at terms acceptable to the Company.

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

Results of Operations

Consolidated, Year Ended December 31, 2004 Compared With the Year Ended December 31, 2003,

The revenues for the year ended December 31, 2004 were $21,440,342 compared to $7,928,943 for December 31, 2003, representing an increase of $13,511,399 or 170%. Cost of sales for the year ended December 31, 2004 was $15,565,390 compared to $7,385,482 for the year ended December 31, 2003. We had net income of $1,029,414 or $0.37 per share during the year ended December 31, 2004 compared to a net loss of $943,036 or $0.44 per share during the prior year. The gross margins for 2004 were 27.5% compared to 6.9%, or an increase of approximately 300%. We have three reporting segments: industrial/commercial; oil and gas; and corporate.

Our corporate segment, the holding company, had revenues of $4,752,916 in 2004 due to the sale to an unaffiliated third party of certain real estate holdings which were acquired from Surgicare in 2004. Our corporate segment had no reported revenue in 2003.

The Corporate segment had a loss of $1,877,587 during fiscal 2004 compared to a loss of $984,758 during the prior year. Consolidated SG & A expenses for the year ended December 31, 2004 were $4,797,265 compared to $1,610,518 for 2003. Total other income was $703,842 in 2004 compared to other expense of $128,639 for 2003. The Company had a net income of $1,029,414 for the year ended December 31, 2004 compared to a net loss of $943,036 for the year ended December 31, 2003.

DELTA

At September 30, 2003, we acquired Delta Seaboard Well Service, Inc. Delta had revenues of $8,952,149 in 2004. Margins for the year were 33.7%. Delta’s operating expenses for the 2004 fiscal year were $2,345,662. Delta generated an operating income of $664,260 and a net income of $1,635,032 in 2004 due to the gain of $1,495,812 on the sale of certain oil rig assets. Because we acquired Delta on September 30, 2003, we reported revenues of $1,481,167 during the 4th quarter of 2003. During the 4th quarter of 2004, Delta had revenues of $2,907,949, representing an increase of 96%. Only Delta’s revenues and expenses for the fourth quarter 2003 are reflected in the consolidated financial statements of the Company. During 2004, Delta consolidated most of its operations from Louisiana into its facilities in Houston, TX to create operating efficiencies. Delta intends to continue to focus on land-based oil and gas operations principally in the Texas Gulf Coast area.

NPI

During the 2004 fiscal year NPI generated revenues of $7,735,277 compared to $6,361,776 during the prior year, representing an increase of 22%. NPI generated operating income of $469,378 for the 2004 fiscal year, compared to an operating loss of $58,017 during the prior fiscal year. During fiscal 2004, operating expenses were $579,782 compared to the $604,556 during the prior fiscal year, or an improvement of 4.3%. NPI was able to generate economic efficiencies by moving from facilities in rural Georgia into a Company owned office and warehouse facility in Houston. NPI also believes that its presence in the large Houston market will enhance is market presence and increase revenues in the future.

NPI is highly reliant upon a small customer base, with over 85% of its sales being generated through five principal customers. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations. During 2004, NPI was granted a license to use the MOTOR TREND™ on certain of its automotive aftermarket products and during the last quarter of the 2004 fiscal year NPI was granted the right to use the Good Housekeeping Seal of Approval™ on certain of its electrical home use products. NPI expects that these licensing rights will increase its revenues and income in future periods.

Liquidity and Capital Resources

The Company had total assets $22,745,845 at December 31, 2004 compared to $20,537,605 at the 2003 fiscal year end, or an increase in total assets of approximately 10.8%. Total liabilities at December 31, 2004 were $6,904,448 compared to $7,151,309 at December 31, 2003.

At December 31, 2004 our working capital was $12,065,215 compared to $12,871,773 at December 31, 2003.

Net increase in cash inflow in 2004 was $4,135,640 compared to a total net increase in cash flow of $34,585 in 2003. Cash flows used by operating activities were $1,055,899 in 2004 compared to cash flows provided $618,334 in 2003. Cash flows from investing activities during 2004 provided $4,902,090, while investing activities used $1,364,149 during 2003.

Cash flows provided by financing activities during 2004 were $289,449 as compared to cash flows provided by financing activities of $780,400 during 2003.

In 2001, the Company entered into a revolving credit arrangement with International Diversified Industries, Ltd. (IDC), under which IDC agreed to advance up to $1,000,000, from time to time, as required by the Company. The Company granted to IDC a security position in its assets and will be required to repay such amounts drawn under the agreement, in full and with interest at prime, on or before July 5, 2003. The parties agreed to an increase in the amount available under the financing agreement to $1,500,000 and to extend the revolving credit arrangement until July 5, 2005. Management believes such arrangement will provide the Company with sufficient capital, as needed, and has no commitments for any additional financing. However, the Company believes that if additional debt or other financing is required, such debt or other financing will be available at terms satisfactory to the Company.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Registrant's audited financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this annual report.

Financial Statements

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

The executive officers of the Company do not expect that the Company's disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Issuer have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A)

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	64	Chairman of the Board, Chief Executive Officer and President
Gary D. Woerz	58	Chief Financial Officer
Charles R. Zeller	63	Director
Thomas J. Craft, Jr.	40	Director
Robert W. Derrick, Jr.	44	Director

The Company is subject to the reporting requirements of the Exchange Act. As a result, officers, directors and five percent shareholders are obligated to file reports under Section 16(a) and are in compliance with Section 16(a).

Daniel Dror has served as Chairman of the Board, Chief Executive Officer and President of the Company since September 1997. From 1994 to 1997, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Microtel International, Inc., a public company in the telecommunication business. From 1982 until 1993, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Kleer-Vu Industries, Inc., a public company.

Charles R. Zeller has served as a director of the Company, since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of  Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

Thomas J. Craft, Jr., an attorney admitted to practice under the laws of the State of Florida. Mr. Craft specializes in federal securities laws, and maintains his principal law office in Palm Beach County, Florida and has an office in New York City. Mr. Craft has served on the board of directors of several public companies during the past five years. Mr. Craft was appointed a director of the Company on November 22, 2002.

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

John W. Stump, III, served as a director of the Company from November 2002 until his resignation on December 29, 2004. He also served as its chief financial officer from August 1998 to October 2003. Mr. Stump has been a certified public accountant for more than 20 years.

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

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of two directors, Messrs. Charles R. Zeller and Thomas J. Craft, Jr., all of whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD’s definition of “independent director,” (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that Mr. Zeller with over 20 years of financial experience, qualifies as an “audit committee financial expert” within the meaning of Item 401 of Regulation SB of the Securities Exchange Act. Mr. Zeller is independent of management based on the independence requirements set forth in the NASD’s definition of “independent director.” The Audit Committee has furnished the following report:

The Audit Committee is appointed by the Company’s Board of Directors to assist the Board in overseeing (1) the quality and integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, (3) the performance of the Company’s internal audit function and independent auditor and (4) the Company’s compliance with legal and regulatory requirements. The authority and responsibilities of the Audit Committee are set forth in a written Audit Committee Charter adopted by the Board, filed as a part of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on June 19, 2003. The Charter includes sole responsibility for the appointment, compensation and evaluation of the Company’s independent auditor and the internal auditors for the Company, as well as establishing the terms of such engagements. The Audit Committee has the authority to retain the services of independent legal, accounting or other advisors as the Audit Committee deems necessary, with appropriate funding available from the Company, as determined by the Audit Committee, for such services. The Audit Committee reviews and reassesses the Charter annually and recommends any changes to the Board for approval.

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for fiscal year 2004, the Audit Committee:

•	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2004 with management and R. E. Bassie & Co., the Company’s independent auditor;
•	Discussed with management, R. E. Bassie & Co.and the Company’s internal auditors the adequacy of the system of internal controls;
•	Discussed with R. E. Bassie & Co. the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
•	Received written disclosures and a letter from R. E. Bassie & Co. regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed with R. E. Bassie & Co. its independence.

The Audit Committee also considered the status of pending litigation, if any, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate. In addition, the Audit Committee’s meetings included, when appropriate, executive sessions with the Company’s independent auditors and the Company’s internal auditors, in each case without the presence of the Company’s management.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. Also, in its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for financial statements and reports, and of the independent auditor, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to accounting principles generally accepted in the United States of America.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and R.E. Bassie & Co., the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 for filing with the SEC.

Audit Committee

Charles R. Zeller, Chairman

Thomas J. Craft, Jr.

Independent Public Accountants

The Company’s Audit Committee has appointed R. E. Bassie & Co. as independent public accountants for the current fiscal year ending December 31, 2004, subject to ratification of shareholders at the Annual Meeting to be held. A representative of R. E. Bassie & Co. will be present at the Annual Meeting and will be given the opportunity to make a statement and respond to appropriate questions from the shareholders.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by R. E. Bassie & Co. for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by R. E. Bassie & Co. during those periods.

1831:
	Year Ended December 31,
	2004	2003
Audit fees [1]	$124,027	$138,500
Audit-related fees [2]	N/A	N/A
Tax fees [3]	10,000	9,500
All other fees	N/A	N/A
________________
1836: 1837:
(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent auditor. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent auditor in order to assure that the provisions of such services does not impair the auditor’s independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the Audit Committee regarding the specific service to be provided pursuant to a given pre-approval of the Audit Committee. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Company’s Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2004, 2003 and 2002:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Daniel Dror, CEO (1)	2004	109,000	24,700	5,750(1)	---	---	---
	2003	104,000	52,800	5,750(1)	45,100	---	---
	2002	64,000	---	5,750(1)	4,000	---
Marc H. Fields, President of NPI	2004	124,332	25,000	---	---	---	---
	2003	124,332	25,000	---	---	---	---
	2002	124,332	---	---	---	---	---
Robert W. Derrick, Jr., President of Delta	2004	115,000	---	---	---	---	---
Ron Burleigh, Vice President of Delta	2004	115,000	---	---	---	---	---

(1) Represents total payments for an automobile owned by the Company utilized by Mr. Dror.

In October 2004, Mr. Dror entered into a five-year employment agreement with the Company, which provides for compensation of $10,000 per month, an annual bonuses to be determined by the board of directors and the grant of 100,000 options per annum with an exercise price of $6.55.

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

Aggregate Option Exercises In Fiscal Year 2004 and Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money Options($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Dror	0	0	50,000	0	$300,000(1)	0
(1) Based upon the closing bid price of $7.50 on December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. As of March 31, 2005, the Registrant had 2,945,325 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	65,000 shares(2)	2.16%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	16,500 shares(3)	0.01%
Common Stock	Gary D. Woerz, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	0 shares	0.00%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	1,000 shares	0.00%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	1,000 shares	0.00%
Common Stock	Daniel Dror II 601 Cien Street, Suite 235, Kemah, TX 77565	219,067 shares(4)	7.14%
Common Stock	International Diversified Corporation, Ltd. Shirlaw House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas.	1,083,627(5)	36.80%
Common Stock	All officers and directors as a group (5 people)	83,500 shares	2.86%
(1) Based upon 2,945,325 shares of Common Stock outstanding at March 31, 2005.
(2) Includes options to purchase 50,000 shares of common stock at an exercise price of $1.50 per share.
(3) Mr. Zeller holds 1,000 restricted shares and J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 15,500 restricted.
(4) Includes 7,315 shares beneficially owned by Daniel Dror II individually, 105,738 shares owned by the Daniel Dror II 1976 Trust and 106,014 shares owned by the Daniel Dror II Trust of 1998. Daniel Dror II is a beneficiary but is not the trustee of the Daniel Dror II 1976 Trust and does not control this DDII76Trust. Daniel Dror II is the adult son of Daniel Dror, who has no affiliation with the Trusts and disclaims any beneficial ownership interest.
(5) IDC holds 1,073,113 shares of common stock and Mr. Elkana Faiwuszewicz, the president of IDC and who is Mr. Dror's brother, owns 10,514 shares personally, as listed above. Mr. Dror disclaims any beneficial interest in nor is he an officer or director of IDC.

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Part II, and Recent Sales of Unregistered Securities with regard to the transactions involving the issuance of unregistered shares issued upon conversion of debt to International Diversified Corporation, Ltd., a company controlled by Mr. Dror's brother. Daniel Dror II, Mr. Dror's adult son; the DDII76 Trust, of which Daniel Dror II is beneficiary, were issued shares upon conversion of debt.

The Company has a $1,000,000 revolving credit line with IDC, which is owned by Mr. Dror's brother. During the past year, IDC has converted $466,601 in debt including principal and interest under the revolving credit line into 83,944 restricted shares of common stock, based upon the closing bid price of the shares on the dates of conversion.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
3(i)	Certificate of Incorporation and Amendments, filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
3(ii)	Amended and Restated By-laws, filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
4.1	Common Stock Certificate, American International Industries, Inc., filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
10.1	Daniel Dror Employment Agreement dated May 14, 1998, filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
10.2	Daniel Dror Employment Agreement dated October 16, 1998, filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
10.3	Marc H. Fields Employment Agreement, filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
10.4	Shabang Merchant Service Agreement, filed with the Registrant's Form 10-KSB for the year ended December 31, 1998.
10.5	American International Industries, Inc. Lease, filed with the Registrant's Form 10-KSB for the year ended December 30,1999.
10.6	Brenham Oil and Gas, Inc. Royalty Interest, filed with the Registrant's Form 10-KSB for the year ended December 31, 1998.
10.7	Brenham Oil and Gas Interest Lease, filed with the Registrant's Form 10-KSB for the year ended December 31, 1998.
10.8	Northeastern Plastics, Inc. Lease, filed with the Registrant's Form 10-KSB for the year ended December 31, 1998.
10.9	Juan Carlos Martinez Employment Agreement, attached to the Company's Form 10-SB/A filed December 21, 1999.
10.10	Marald, Inc. Acquisition Agreement, attached to the Company's Form 10-SB/A filed December 21, 1999.
10.11	Security Agreement between the Company and Elk International Corporation Ltd., attached to the Company's Form 10-KSB for the year 2001.
10.12	Revolving Credit Note between the Company and Elk International Corporation Ltd., attached to the Company's Form 10-KSB for the year 2001.
10.13	Delta Seaboard Well Service, Inc., attached to the Company's Form 8-K filed December 30, 2003
10.14	SurgiCare Agreement, attached to the Company's Form 10-KSB for the year 2003.
10.15	Daniel Dror Employment Agreement dated October 1, 2004, filed herewith.
17.1	Resignation of Herbert Shapiro, Jr. filed with Form 8-K on March 11, 2004
17.2	Resignation of John W. Stump, III, filed with Form 8-K on December 29, 2004
19.1	Definitive Proxy Statement for Annual Meeting of Shareholders filed on May 14, 2002
19.2	Definitive Proxy Statement for Annual Meeting of Shareholders filed on May 9, 2003
21.4	List of Subsidiaries filed herewith
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

b. Form 8-K Reports: The Company filed a Form 8-K on December 29, 2004 with disclosure under Item 5.02. Departure of Director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants
The Registrant's Board of Directors has appointed R.E. Bassie & Co. as independent public accountant for the fiscal year ending December 31, 2004 and December 31, 2003.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by R.E. Bassie & Co for the audit of the Registrant's annual financial statements for the years ended December 30, 2004 and 2003, and fees billed for other services rendered by R.E. Bassie & Co during those years.

	Year Ended
	December 31, 2004	December 31, 2003
Audit fees (1)	$124,027	$128,560
Audit-related fees (2)	---	---
Tax fees (3)	10,000	9,500
All other fees	---	---
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

Code of Ethics
The Corporation has adopted a Code of Ethics that are designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that all of its officers and directors and ten percent (10%) shareholders have filed all reports required under Section 16(a).

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
March 31, 2005

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
March 31, 2005

Financial Statements for the Years Ended December 31, 2004 and 2003.

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American International Industries, Inc.:

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ R. E. Bassie & Co.

Houston, Texas

March 15, 2005

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,079,873	$944,233
Certificate of deposit	300,000	300,000
Trading securities	3,874,500	8,400
Available-for-sale securities	-	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$81,162 in 2004 and $1,008,466 in 2003	3,012,398	3,412,514
Accounts receivable from related parties	11,575	294,214
Inventories	1,235,743	1,181,085
Real estate held-for sale	225,000	225,000
Drilling rigs held for sale	1,230,647	5,317,956
Prepaid expenses and other current assets	358,853	577,249
Total current assets	15,328,589	16,760,651

Note receivable	4,324,447	964,866
Property and equipment, net of accumulated
depreciation and amortization	2,406,780	2,126,059
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 in 2004 and 2003	674,539	674,539
Other assets	11,490	11,490
Total assets	$22,745,845	$20,537,605
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,889,070	$3,376,025
Short-term notes payable	609,300	312,000
Short-term loans to related parties	684,654	-
Current installments of long-term debt	80,350	200,853
Total current liabilities	3,263,374	3,888,878
Long-term debt, less current installments	1,698,504	2,187,359
Minority interest	1,942,570	1,075,072
Total liabilities	6,904,448	7,151,309

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 390,000 shares issued and outstanding at December 31, 2004 and
400,000 shares issued and outstanding at December 31, 2003.	390	400
Common stock, $.001 par value. Authorized 10,000,000 shares:
2,907,325 shares issued and 2,905,325 shares outstanding at December 31, 2004,
2,603,242 shares issued and 2,600,722 shares outstanding at December 31, 2003	2,905	2,601
Additional paid-in capital	26,208,020	24,582,627
Accumulated deficit	(10,335,890)	(11,165,304)
	15,875,425	13,420,324
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	15,841,397	13,386,296
Total liabilities and stockholders' equity	$22,745,845	$20,537,605
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	2004	2003
Revenues	$21,440,342	$7,928,943
Costs and expenses:
Cost of sales	15,565,390	7,385,482
Selling, general and administrative	4,797,265	1,610,518
Total operating expenses	20,362,655	8,996,000

Operating income (loss)	1,077,687	(1,067,057)

Other income (expenses):
Interest income	170,419	46,555
Realized losses on marketable trading securities	(8,400)	(251,566)
Unrealized losses on marketable trading securities	(679,710)	-
Gain on the sale of assets	1,495,812	499,600
Interest expense	(277,898)	(235,295)
Other income	3,619	69,345
Total other income (expenses)	703,842	128,639

Net income (loss) from operations before income tax and minority interest	1,781,529	(938,418)

Provision for income tax	-	-
Net income (loss) from operations before minority interest	1,781,529	(938,418)
Minority interest	(752,115)	(4,618)
Net income (loss) applicable to common shareholders	$1,029,414	$(943,036)

Net income (loss) applicable to common shareholders:
Basic	$0.37	$(0.44)
Diluted	$0.33	$-

Weighted average common shares:
Basic	2,763,100	2,132,646
Diluted	3,162,100	2,315,744

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2004 and 2003

								Additional						Total
	Preferred Stock			Common Stock				paid-in		Accumulated		Treasury		stockholders'
	shares		amount	shares		amount		capital		deficit		stock		equity
		$			$		$		$		$		$
Balance, December 31, 2002	-		-	1,745,590		$1,745		$18,378,278		$(10,222,268)		$(34,028)		$8,123,727
Issuance of common shares for services				152,747		153		339,896		-		-		340,049
Issuance of preferred shares reduction of debt	400,000		400	-		-		3,999,600		-		-		4,000,000
Issuance of common shares for reduction of debt				702,385		703		1,864,853		-		-		1,865,556
Net loss				-		-		-		(943,036)		-		(943,036)
Balance, December 31, 2003	400,000		$400	2,600,722		$2,601		$24,582,627		$(11,165,304)		$(34,028)		$13,386,296

Issuance of common shares for services	-		-	198,381		198		1,083,619		-		-		1,083,817
Issuance of common shares for debt reduction	-		-	96,222		96		541,774		-		-		541,870
Conversion of preferred shares for common shares	(10,000)		(10)	10,000		10		-		-		-		-
Net income	-		-	-		-		-		1,029,414		-		1,029,414
Cash dividends on preferred stock	-		-	-		-		-		(200,000)		-		(200,000)
Balance, December 31, 2004	390,000		$390	2,905,325		$2,905		$26,208,020		$(10,335,890)		$(34,028)		$15,841,397

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,029,414	$(943,036)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	141,163	131,847
Common stock issued for services	1,083,717	340,049
Realized losses on marketable trading securities	-	251,566
Unrealized losses on trading securities	679,710	-
(Gain) on sale of drilling rigs	(1,495,812)	-
(Gain) on sale of assets	-	(499,600)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Trading securities	(3,492,534)	1,255,634
Accounts receivable	(3,000,800)	(781,960)
Inventories	(54,658)	(379,144)
Real estate held for sale	-	100,000
Drilling rigs held for sale	4,087,309	1,000,000
Prepaid expenses	203,744	(238,565)
Other assets	(42,658)	-
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(946,609)	376,925
Minority interest	752,115	4,618
Net cash provided by (used in) operating activities	(1,055,899)	618,334

Cash flows from investing activities:
Capital expenditures for property and equipment	(421,884)	(278,545)
Proceeds from sale of drilling rigs	5,000,000	-
Receipts of principal payments on long-term notes receivable	43,335	24,177
Accounts receivable from related parties	280,639	(109,781)
Cash paid for acquisition of subsidiary	-	(1,000,000)
Net cash provided by (used in) investing activities	4,902,090	(1,364,149)

Cash flows from financing activities:
Proceeds from long-term debt	-	1,190,000
Proceeds from long-term borrowings from related parties	1,053,770	413,418
Repayment of borrowings from related parties	(254,557)	-
Net borrowings (repayments) under lines of credit agreements	297,300	35,227
Principal payments on long-term debt	(607,064)	(858,245)
Dividends paid	(200,000)	-
Net cash provided by financing activities	289,449	780,400

Net increase in cash	4,135,640	34,585

Cash and cash equivalents at beginning of year	944,233	909,648
Cash and cash equivalents at end of year	$5,079,873	$944,233

Supplemental schedule of cash flow information:
Interest paid	$277,898	$235,295
Taxes paid	$-	$30,384
Non-cash transactions:
Issuance of preferred shares for payment of debt	$55,614	$4,000,000
Issuance of common shares for payment of debt to related parties	541,870	1,865,556

See accompanying notes to consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Industries, Inc. (the "Company" or "AMIN"), a Nevada corporation, operates as a diversified holding company with a number of wholly owned subsidiaries and two majority-owned subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., Texas Real Estate Enterprises, Inc., MidCity Houston Properties, Inc., Brenham Oil & Gas, Inc., and its majority owned subsidiary, Unlimited Coating Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at December 31, 2004 and 2003.

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

New Standards Implemented

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosures." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements.

SFAS 149 — In April 2003, the FASB issued SFAS 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company’s financial condition or results of operations.

SFAS 150 — In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting, casing and tubing as part of Delta’s services. Delta also believes that with the economic resources of the Company and its access to the public capital markets, it can pursue strategic acquisitions and enter into ventures for long-term growth and market expansion.

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
$ 1,000,000

Revenues and expenses are included in the Company’s statement of operations from October 1, 2003 through December 31, 2003.

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

2003
Revenues	$13,159,066
Net income (loss)	(928,875)
Basic net earnings (loss) per share	(.44)

Subsequent to the acquisition of Delta, the Company issued 400,000 shares of Series A 5% cumulative redeemable convertible preferred stock to retire $4,000,000 of debt previously owed by Delta to a third party. (See Note 10)

Har-Whit’s/Pitt’s & Spitt’s

Effective March 3, 2003, the Company foreclosed on the 90,000,000 shares of common stock (100% of all outstanding capital stock) of Har-Whits/Pitts & Spitts, Inc. (HWPS) that the Company held as collateral for payment of the two $1,000,000 notes held by the Company for the sale of HWPS in March 2001 (see below). The foreclosure on the shares gave the Company rights to the machinery and equipment and the trademark Pits and Spits and other assets owned by HWPS. Effective March 22, 2003, the Company sold the machinery and equipment and the trademark to an individual for $499,200. The compensation for the sale consists of a note in the amount of $499,200. The note bears interest at 4%, which is due in monthly installments, and the principal balance is due in annual installments of $20,000 for the first three years, with the remaining balance due on March 21, 2007.

(3) Investment Securities

Trading

The securities are carried at market value, with any changes in market value during the period, included as a component of net income. For the years ended December 31, 2004 and 2003, the Company recognized net decreases in the market value of such equity securities of $688,110 and $251,566, respectively, as components of net income.

As of December 31, 2004 and 2003, the trading securities are as follows:

				2004
				Unrealized		Market
		Cost		Gain (Loss)		Value
Orion Health Corp, Inc.	$		$		$
875,000 shares of common stock		3,150,000		(787,500)		2,362,500
Transmeridian Exploration, Inc.
800,000 shares of common stock		1,600,000		(88,000)		1,512,000
		$4,750,000		$(875,500)		$3,874,500

				2003
				Unrealized		Market
		Cost		Gain (Loss)		Value
New Century Holdings	$		$		$
15,000 shares of common stock		9,032		(632)		8,400
		$9,032		$(632)		$8,400

Available for Sale

See Note (5) for disposition of securities available for sale at December 31, 2003.

(4) Inventories

Inventories consisted of the following:

	December 31
	2004	2003
Raw materials	$-	$-
Finished goods	1,235,743	1,181,085
	$1,235,743	$1,181,085

(5) Transactions

During the quarter ended September 30, 2004, SRG issued 8,750,000 shares of SRG’s common stock to the Company, having a market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA SRG shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in common stock, SRG transferred to the Company the real estate owned by SRG to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

On July 30, 2004, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 owed to SRG and a note receivable in the amount of $5,000,000, secured by a lien on the real estate. The note is being amortized over a 20-year period, with a balloon payment at the end of the five years and bears interest of 3% per annum. The Company recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at an 8% interest rate (approximating the market rate for real estate transactions).

At December 31, 2004, the Company had one remaining property available for sale. The property consists of 256 acres of undeveloped land located on Galveston Bay, Texas.

(6) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2004	2003
Land		$432,312	$420,145
Drillings rigs and related equipment	7-15	811,446	1,308,177
Building and improvements	20	928,561	871,853
Machinery and equipment	8	1,286,433	541,063
Office equipment	7	149,488	140,025
Automobiles	5	522,196	427,289
		4,130,436	3,708,552
Less accumulated depreciation and amortization		(1,723,656)	(1,582,493)
Net property and equipment		$2,406,780	$2,126,059

(7)  Short-term Notes Payable To Banks

	December 31
	2004	2003
Demand note with a bank, rate at prime plus 1%, interest due in quarterly installments, with the final payment of principal and interest on May 1, 2005. (A)	$-	260,000
Demand note with a bank, rate at prime plus 2.75% interest due monthly with the final payment of principal and interest on August 27, 2006. (B)	690,300	-
Other	-	52,000
	$609,300	$312,000

(A) At December 31, 2004, the Company had a $1,250,000 line of credit agreement that expires May 1, 2005 for Northeastern Plastics, Inc. (NPI). Outstanding borrowings against the line of credit bear interest at the lender's prime rate plus 1% (5.25% at December 31, 2004). The line of credit is secured by NPI's accounts receivable, inventories and equipment.

(B) At December 31, 2004, the Company had a $1,000,000 line of credit agreement that expires on August 27, 2006 for Delta Seaboard Well Services, Inc. (Delta). Outstanding borrowings against the line of credit bear interest at the leader's prime rate plus 2.75% (5.25% at December 31, 2004). The line of credit is secured by Delta's accounts receivable and limited to 80% of the receivable balance (borrowing base).

Each of AMIN’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AMIN.

(8) Long-term Debt

Long-term debt consisted of the following:

	December 31
	2004	2003
Note payable to a bank, interest due monthly at prime plus 3%, principal payment due July 30, 2006, secured by a Deed of Trust on the company's property	$1,000,000	$1,000,000
Note payable, with interest at 5%, interest payments due quarterly, with the principal balance due on March 31, 2005. The note was repaid during 2004.	-	500,000
Note payable to a bank, due in monthly installments of $6,175, including interest at 6.6% through May 2018, secured property	655,324	682,025
Other notes with various terms	123,530	206,187
	1,778,854	2,388,212
Less current portion	(80,350)	(200,853)
	$1,698,504	$2,187,359

Each of AMIN's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary's inventory, accounts receivable, property and equipment and guarantees from AMIN.

Principal repayment provisions of long-term debt are as follows at December 31, 2004:

2005	$80,350
2006	1,079,414
2007	60,778
2008	44,284
2009	41,529
Thereafter	472,499
Total	$1,778,854

(10) Capital Stock and Stock Options

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.001 par value per share of which 390,000 are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The 390,000 shares of Preferred Stock are Series A Preferred Stock. Each share of the Series A Preferred Stock shall be convertible at the option of the holder into shares of Common stock as is determined by dividing the Original Issue Price ($10.00 per share of common stock) by the Series A Conversion Price ($8.00 per share of common stock). If any shares of Series A Preferred Stock remain outstanding on the fifth anniversary of the Original Issue Date (November 13, 2003), each share of the Series A Preferred Stock then outstanding shall automatically be converted into shares of common stock at the then effective Series A Conversion Ratio. As of any date after December 31, 2003, and from time to time thereafter and upon not less than 30 days prior written notice from the Company to the holders of the shares of Series A Preferred Stock then outstanding, the Company may redeem all or portion of the Preferred Stock for cash in minimum increments of $100,000.

The Company is authorized to issue up to 10,000,000 shares of Common Stock, of which 50,000 were reserved for issuance pursuant to the exercise of outstanding stock options as of December 31, 2004.

The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003 as follows:

	December 31
	2004	2003
Dividend yield	0%	0%
Expected volatility	162.8%	33.9%
Risk free interest	4.49%	4.49%
Expected lives	0.75 years	1.75 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	December 31
	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$1,029,414	$(943,036)
Pro forma	$756,019	$(987,046)
Income (loss) per share:
As reported	$.37	$(.44)
Pro forma	$.27	$(.46)

A summary of the status of the Company's stock options to employees as of December 31, 2004, and 2003 changes during the periods ending on those dates is presented below:

	Shares	Weighted-Average Exercise Price December 31, 2004	Shares	Weighted-Average Exercise Price December 31, 2003
Outstanding at beginning of period	50,000	$3.00	50,000	$3.00
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at end of period	50,000	$3.00	50,000	$3.00
Weighted average fair value of options granted during the period	None	N/A	None	N/A

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2004:

Exercise Price	Number Outstanding and Exercisable at December 31, 2002	Weighted Average Remaining Contractual Life (Years) at December 31, 2004
$3.00	50,000	0.75

(11) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2004	2003
Tax expense/(benefit) computed at statutory rate for continuing operations	$131,800	$(320,600)
Tax (benefit) of operating loss carryforwards	(131,800)	320,600
Tax expense/(benefit) for continuing operations	$-	$-

The Company has current net operating loss carryforwards in excess of $9,000,000 as of December 31, 2004, to offset future taxable income, which expire 2022.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2004		2003
Deferred tax assets:	$		$
Net operating loss		9,250,900		2,028,800
Total deferred tax asset		9,250,900		2,028,800
Valuation allowance		(9,250,900)		(2,028,800)
Net deferred asset		$-		$-

At December 31, 2004, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(11) Commitments and Contingencies

NPI sells automotive and electrical products primarily to companies in the United States and Canada. For the years ended December 31, 2004, over sixty-three percent of its sales were to one customer. Management of the Company performs ongoing credit evaluations and makes provision for uncollectible amounts when deemed necessary.

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

(12) Related Party Transactions

During 2004, the Company issued 96,567 shares of common stock to convert $541,870 of debt to related parties to equity and to pay for $1,931 of interest expense related to that debt. During 2004, the Company issued 6,000 shares of common stock to the Chief Executive Officer for services representing $24,430 of cost to the Company. During 2004, the Company issued 39,500 shares of common stock to officers and Board members for services representing $314,340 of cost to the Company. During 2004, the Company issued 21,500 shares of common stock to a shareholder related to the CEO for services representing $142,305 of cost to the Company. During 2003, the Company issued 724,253 shares of common stock to convert $1,865,557 of debt to related parties to equity and to pay for $56,569 of interest expense related to that debt. During 2003, the Company issued 36,000 shares of common stock to the Chief Executive Officer for services representing $96,400 of cost to the Company. During 2003, the Company issued 16,500 shares of common stock to officers and Board members for services representing $51,960 of cost to the Company. During 2003, the Company issued 20,000 shares of common stock to a shareholder related to the CEO for services representing $53,800 of cost to the Company.

(13) Segment Information

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		December 31
		2004		2003
Revenues:	$		$
Industrial/Commercial		7,735,277		6,361,776
Oil and gas		8,952,149		1,481,167
Real estate		4,752,916		86,000
Corporate		-		-
		$21,440,342		$7,928,943
Income (loss) from operations:
Industrial/Commercial		469,378		(61,706)
Oil and gas		673,878		(4,666)
Real estate		1,812,018		(15,927)
Corporate expenses		(1,877,587)		(984,758)
		$1,077,687		$(1,067,057)
Identifiable assets:
Industrial/commercial		$3,502,691		3,908,577
Oil and gas		5,926,931		5,290,382
Real estate		5,428,600		5,518,452
Corporate		7,887,623		5,820,194
		$22,745,845		$20,537,605

(14) Subsequent Events

In March 2005, International American Technologies, Inc., formerly Unlimited Coating Corporation, a wholly-owned subsidiary of the Company, signed a definitive agreement to acquire an equity interest in Hammonds Technical Services, Inc. based in Houston, Texas. The closing of this transaction is planned for April 2005.

6345: