Form 10QSB
period 2005-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2005-05-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-25223

AMERICAN INTERNATIONAL INDUSTRIES, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0326480
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (281) 334-9479

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

At March 31, 2005, the Registrant had 2,925,325 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2005 and 2004 are attached to this quarterly report.

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

Overview

American International Industries, Inc., a Nevada corporation, began conducting its current operations in September 1996, when it made its first acquisition. The Company’s business model calls for it to periodically acquire businesses in various industries, support the development and growth of those subsidiaries, and as opportunities present themselves from time to time to sell or merge those subsidiaries or assets in order to bring value to the holding company and its shareholders. The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure). We are a holding company and operate the following wholly-owned and partially-owned subsidiaries:

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
International American Technologies, Inc. ("IMTG"), a publicly traded entity (f/k/a Unlimited Coatings Corporation). On February 28, 2005, IMTG entered into an agreement to acquire 51% of Hammonds Technical Services, Inc. The agreement was closed in April 2005. Hammonds is in the business of water treatment, fuel handling equipment for military and industrial customers, a provider of fuel injection services for the aviation industry, and designer of a new omni directional vehicle for a wide variety of uses. We own 82.7% of the common stock of IMTG.

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

The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2004 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

During the period ended March 31, 2005, we had two reportable segments and corporate overhead: industrial/commercial and oil and gas. Due to the sale of the real estate division we no longer have the real estate as a reportable segment. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products, and (2) the oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas and Delta Seaboard Well Services.

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

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Brenham Oil & Gas, Inc. (Brenham), Delta Seaboard Well Service, Inc. (Delta) and International American Technologies, Inc., formerly known as Unlimited Coatings Corporation.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Our revenues for the three months ended March 31, 2005 were $4,115,692, compared to revenues of $2,861,084 for the same three months of 2004, or an increase of 43.9%. The increase is due to increased revenues of Delta, from $2,119,109 to $2,768,943 or an increase of 30.8% and an increase in revenues of NPI, from $741,975 to $1,346,749 or an increase of 81.5%. The selling, general and administrative expenses during the three-month period ended March 31, 2005 were $1,366,566 compared to $1,977,847 for the three months ended March 31, 2004 or a decrease in SG&A of 30.9%.

Our consolidated net loss for the three-month period ended March 31, 2005 was $1,760,943, compared to consolidated net loss of $281,793 for the comparable period of the prior year. Excluding an unrealizes loss on investments of $2,006,432, the Company would have reported consolidated net income of $245,489 during the three-month period ended March 31, 2005, compared to a consolidated net loss of $281,793 for the same period of the prior year. The unrealized loss on investments in marketable securities was related to the decline in price of the shares of common stock of Orion Healthcorp, Inc. (AMEX:ONH), which the Company received upon the conversion of a series of preferred stock. The market price of the ONH shares has fluctuated significantly and the Company has not sold any of the ONH shares that it holds. If the market price of the ONH shares increases, the Company will adjust the unrealized loss.

NPI acquired the rights to market certain of its products under the name MOTOR TREND™ and we believe that with the recent MOTOR TREND™ marketing agreement, NPI's revenues should increase substantially during the remainder of fiscal 2005. NPI recently was granted the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products and believes that this license shall also improve its revenues during the 2005 fiscal year.

Liquidity and Capital Resources

Total assets at March 31, 2005 were $21,522,848 compared to $22,745,845 at December 31, 2004. Total liabilities at March 31, 2005 were $7,377,694 compared to $6,904,448 at December 31, 2004. At September 30, 2004 consolidated working capital was $10,652,216 as compared to working capital of $12,065,215 at December 31, 2004. Our consolidated cash position at March 31, 2005 was $5,200,382 compared to $5,079,873 at December 31, 2004.

For the three months ended March 31, 2005, we generated cash flow from operations of $420,077 compared to a negative cash flow from operations of $644,463 during the same period of the prior year. Our net loss of $1,760,943 was offset by an unrealized loss on marketable securities, non-cash compensation of $123,450 and a minority interest in the amount of $96,688. Our investing activities provided $203,255 for the three-month period ended March 31, 2005 compared to cash used for investing activities during the same period in the prior year. The cash provided by investing activities during the three months ended March 31, 2005 was the result of the sale of certain assets and the redemption of a certificate of deposit offset by payments to related parties. We had a negative cash flow of $502,823 in our financing activities during the three months ended March 31, 2005 attributable to repayments of debt in the amount of $584,276. During the three months ended March 31, 2004, our financing activities provided $338,734, principally from a borrowing from related parties in the amount of $448,349.

Our balance sheet reflects a real estate asset at its historical cost of $225,000 due to GAAP accounting rules applicable to the fact that it was acquired from a related party. The Company believes that the current value of this real estate is significantly higher than the historic cost basis of this property.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant has not filed a Form 8-K during the Period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: May 13, 2005
/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: May 13, 2005

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
March 31, 2005 (Unaudited) and December 31, 2004

	March 31, 2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,200,382	$5,079,873
Certificate of deposit	-	300,000
Trading securities	887,722	3,874,500
Accounts receivable, less allowance for doubtful accounts of
$81,162 at March 31, 2005 and December 31, 2004	2,314,758	3,012,398
Accounts receivable from related parties	251,728	11,575
Inventories	3,280,384	1,235,743
Real estate held-for sale	225,000	225,000
Drilling rigs held for sale	1,230,647	1,230,647
Prepaid expenses and other current assets	878,557	358,853
Total current assets	14,269,178	15,328,589

Note receivable	4,298,217	4,324,447
Property and equipment, net of accumulated
depreciation and amortization	2,269,274	2,406,780
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 in 2004 and 2003	674,539	674,539
Other assets	11,640	11,490
Total assets	$21,522,848	$22,745,845
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,699,701	$1,889,070
Short-term notes payable	709,300	609,300
Short-term loans to related parties	100,378	684,654
Current installments of long-term debt	100,581	80,350
Total current liabilities	3,609,960	3,263,374
Long-term debt, less current installments	1,708,476	1,698,504
Minority interest	2,059,258	1,942,570
Total liabilities	7,377,694	6,904,448

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 390,000 shares issued and outstanding at December 31, 2004 and
400,000 shares issued and outstanding at December 31, 2003.	390	390
Common stock, $.001 par value. Authorized 10,000,000 shares:
2,927,845 shares issued and 2,925,325 shares outstanding at March 31, 2005,
2,907,845 shares issued and 2,905,325 shares outstanding at December 31, 2004	2,925	2,905
Additional paid-in capital	26,321,450	26,208,020
Accumulated deficit	(12,145,583)	(10,335,890)
	14,179,182	15,875,425
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	14,145,154	15,841,397
Total liabilities and stockholders' equity	$21,522,848	$22,745,845
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
Revenues	$4,115,692	$2,861,084
Costs and expenses:
Cost of sales	2,427,835	1,075,775
Selling, general and administrative	1,366,566	1,977,847
Total operating expenses	3,794,401	3,053,622

Operating income (loss)	321,291	(192,538)

Other income (expenses):
Interest income	72,007	22,432
Realized gain on sale of investments	11,700	37,500
Unrealized losses on investments	(2,006,432)	-
Interest expense	(62,821)	(80,859)
Total other income (expenses)	(1,985,546)	(20,927)

Net loss before income tax	(1,664,225)	(213,465)
Provision for income taxes	-	-
Net loss from operations before minority interest	(1,664,225)	$(213,465)

Minority interest	(96,688)	(68,328)

Net loss	$(1,760,943)	$(281,793)

Net income (loss) applicable to common shareholders:
Basic	$(0.60)	$(0.11)
Diluted	$(0.53)	$(0.09)

Weighted average common shares:
Basic	2,920,325	2,655,382
Diluted	3,319,325	3,055,382
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Three months ended March 31, 2005 and 2004
(Unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(1,760,943)	$(281,793)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	20,328	30,302
Common stock issued for services	123,450	267,390
Realized gain on trading securities	(11,700)	-
Unrealized losses on trading securities	2,018,132	-
Minority interest	96,688	68,328
(Increase) decrease of operating assets:
Trading securities	980,346	-
Accounts receivable	697,640	(288,273)
Inventories	(2,044,641)	(371,068)
Prepaid expenses and other current assets	(519,704)	148,506
Other assets	(150)	(150)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	820,631	(217,705)
Net cash provided by (used in) operating activities	420,077	(644,463)

Cash flows from investing activities:
Purchase of property and equipment	(1,684)	(88,034)
Proceeds from sale of assets	118,862	-
Redemption of certificate of deposit	300,000	-
Accounts receivable from related parties	(240,153)	20,400
Long-term notes receivable	26,230	3,885
Net cash provided by (used in) investing activities	203,255	(63,749)

Cash flows from financing activities:
Net borrowing (repayments) under line of credit agreements	100,000	(52,000)
Proceeds from long-term debt	40,422	49,552
Proceeds from borrowing from related parties	-	448,349
Principal payments on long-term debt	(10,219)	(7,167)
Repayment of short-term borrowings to related party	(584,276)	-
Payment of dividends on preferred stock	(48,750)	(100,000)
Net cash provided by (used in) financing activities	(502,823)	338,734

Net increase (decrease) in cash	120,509	(369,478)
Cash at beginning of year	5,079,873	944,233
Cash at end of period	$5,200,382	$574,755

Supplemental schedule of cash flow information:
Interest paid	$62,821	$80,859

American International Industries, Inc. Back to Table of Contents
Notes to Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

(3) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs— an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2005 and 2004 is eliminated by net operating loss carry forwards.

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

Three months ended, Nine months ended
	Three months ended
	March 31, 2005	March 31, 2004
Net earnings (loss) as reported	$(1,760,943)	$(281,793)
Deduct: Total stock-based employee compensation (expense determined
under the fair value method for all awards), net of tax effect	(152,595)	(295,965)
Pro forma net earnings (loss)	(1,913,538)	(577,758)
Earnings (loss) per share:
Basic net earnings (loss) per share - as reported	(0.60)	(0.11)
Basic net earnings (loss) per share - pro forma	(0.66)	(0.22)

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

Consolidated revenues, net operating losses for the three months ended March 31, 2005 and 2005, and identifiable assets as of March 31, 2005 and 2004, were as follows:
		2005		2004
Revenues:	$		$
Industrial/Commercial		1,346,749		741,975
Real estate		-		-
Oil and gas		2,768,943		2,119,109
		$4,115,692		$2,861,084
Operating income (loss):
Industrial/Commercial		$(63,200)		$(21,774)
Real estate		-		(482)
Oil and gas		715,363		262,400
Corporate		(330,291)		(432,682)
		$321,291		$(192,538)
Identifiable assets:
Industrial/commercial		$5,267,371		$3,831,486
Real estate		5,428,600		5,517,970
Oil and gas		6,026,783		5,542,367
Corporate		4,800,094		5,705,347
		$21,522,848		$20,597,170