Form 10QSB
period 2005-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2005-08-15
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

At June 30, 2005, the Registrant had 3,083,945 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended June 30, 2005 and 2004 are attached to this quarterly report.

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

Overview

We are a holding company and during the six-month period ended June 30, 2005, we had the following operating subsidiaries: Northeastern Plastics, Inc. (NPI), Brenham Oil & Gas, Inc. ("Brenham," which is dormant), Delta Seaboard Well Service, Inc. (Delta) and International American Technologies, In. ("IMTG), a publicly traded entity (f/k/a Unlimited coatings Corporation). On February 28, 3005 IMTG entered into an agreement to acquire 51% of Hammonds Technical Services, Inc. the Agreement was closed in April, 2005. Hammonds is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of duel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. We own 82.7% of the common stock of IMTG.. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2004 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

We have three reportable segments and corporate overhead: industrial/commercial, real estate and oil and gas related activities. Due to the sale of the real estate division we no longer have the real estate as a reportable segment. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products, and (2) an oil and gas segment, which owns an oil, gas and mineral royalty interest in Washington County, Texas and Delta Seaboard Well Services, an oil and gas service company.

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

The following defined terms are used in this Quarterly Report: Northeastern Plastics, Inc. (NPI), Brenham Oil & Gas, Inc. (Brenham) (which is dormant), Delta Seaboard Well Service, Inc. (Delta) and International American Technologies, Inc. (IMTG).

Three and Six months Ended June 30, 2005 Compared to Three and Six months Ended June 30, 2004

Our consolidated net losses for the three and six-month periods ended June 30, 2005 were $253,948 and $2,014,891, respectively, compared to consolidated net losses of $491,401 and $773,194, respectively during the same periods in the prior year. During the three and six-month periods ended June 30, 2005, Delta posted net earnings of $210,191 and $515,412. Delta expects the strong business environment to prevail during the second half of the year. NPI posted net losses of $62,962 and $140,589, respectively. NPI's business is seasonal and therefore most of its profits will be in the third quarter. We expect a strong performance of NPI in the second half of this fiscal year due to the fact that NPI currently has a backorder of over $5,000,000. IMTG, with its operating subsidiary Hammonds Technical Services, reported net earnings of $125,806 for the two-month period starting April 28. The holding company incurred a net loss of $2,256,838 mainly due to an unrealized loss in value of its trading securities.

Net revenues for the three and six months ended June 30, 2005 were $4,869,929 and $8,985,621 respectively, compared to $3,527,298 and $6,388,382 respectively, for the three and six-months period ended June 30, 2004. The increase is due to acquisition of Hammonds Technical Services and the strong performances of Delta and NPI during the period. The Selling, general and administrative expenses during the three and six-month periods ended June 30, 2005, were $2,913,405 and $4,279,971, respectively, which compares to $373,341 and $2,351,188 for the three and six months ended June 30, 2004. Delta continues to service the same number of wells annually due to the limitation of the number of usable well service rigs. In FY 2005 Delta plans to add at least one additional well service rig which could increase revenue by $100,000.00 per month, with an approximate gross margin of 35% which would add an additional $15,000.00 per month to net income. Delta as part of its business sells salvaged and new pipe to the oil fields. Due to the demand of "pipe sales" it has increased 20% and its associated margins have increased to 40%, which has had and will continue to have an effect of profitability. With NPI’s current backlog at over $5,000,000 we expect NPI’s year-end revenue to exceed $8,000,000 a significant increase over last years revenue. IMTG’s newly acquired subsidiary Hammonds Technical Services is estimating that its revenue for the next six months could exceed $4,000,000.

Liquidity and Capital Resources - AIII

Total assets for the six-month period ended June 30, 2005 were $28,615,513 compared to $22,745,845 at December 31, 2004. Total liabilities at June 30, 2005 were $13,267,322 compared to $6,904,448 at December 31, 2004. At June 30, 2005, our consolidated working capital was $12,046,518 compared to working capital of $12,065,215 at December 31, 2004.

The Company’s consolidated cash position at June 30, 2005 was $4,425,477 compared to $5,079,873 at December 31, 2004. Accounts receivable net of reserves at June 30, 2005 were $3,339,824 compared to $3,012,398 at December 31, 2004. Inventories totaled $4,769,961 at June 30, 2005, compared to $1,235,743 at December 31, 2004.

For the six months ended June 30, 2005, AIII used $2,621,882 in its operating activities compared to net cash used in operating activities of $1,121,760 during the same period of the prior year. We had net cash provided by investing activities of $1,189,914 during the six month period ending June 30, 2005, compared to net cash used in investing activities of $191,163 during the same period of the prior year. Financing activities provided $721,066 compared to $742,673 for the same period in prior year.

In regards to additional liquidity AMIN has recently renegotiated its current $1,000,000 line of credit and is payable in 18 months. Our subsidiary NPI has recently negotiated a new $5,000,000 line of credit, Delta has recently negotiated a new line of credit for $1,500,000 and IMTG’s newly acquired subsidiary Hammond has negotiated a new revolving line of credit for $2,000,000. All of the new lines of credit are due in eighteen months.

SRG Agreements

In June 2002, the Company’s real estate subsidiary sold real estate consisting of approximately 63% of its real estate portfolio to SurgiCare, Inc. (AMEX: SRG). The purchase price of $6 million evidenced by 1,200,000 shares of SRG Series AA Convertible Preferred Stock, redeemable by SRG at $5.00 per share, for the real estate was determined following receipt by SRG of independent appraisals of the real estate. In December 2002 the Company agreed to convert 300,000 Series AA shares into 3,658,537 shares of SRG common stock, which were sold by the Company during 2003. SRG had the right to redeem the remaining 900,000 Series AA shares for $4,500,000 in cash or SRG common stock in increments of 300,000 Series AA shares on June 2004, 2005 and 2006.

During the quarter ended June 30, 2004, SRG issued 8,750,000 shares of SRG's common stock to the Company having a market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA SRG shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in common stock, SRG transferred to the Company the real estate owned by SRG to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

On June 30, 2004, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 owed to SRG and a note receivable in the amount of $5,000,000, secured by a lien on the real estate. The buyer financed the cash payment by borrowing against the property. The note is payable in 20 years, with a 5-year balloon payment in the amount of $4,012,084, and bears interest of 3% per annum. The Company recorded a gain in the amount of $1,813,070 on the sale of this real estate based on discounting the $5,000,000 note at an 8% interest rate (approximating the market rate for real estate transactions).

On July 12,2005 Amin announced that it filed a lawsuit against Orion Health Corp. Inc. formerly Surgicare and Brantley Venture partners alleging common law fraud, stock fraud, misrepresentation, civil conspiracy and violations of the rules of the American Stock Exchange. Amin is seeking actual damages of $3,800,000, punitive damages of $3,800,000 and rescission of the agreement to convert the preferred stock into common.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

The Registrant has not filed a Form 8-K during the Period ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: August 15, 2005

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: August 15, 2005

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
June 30, 2005 (Unaudited) and December 31, 2004

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,425,477	$5,079,873
Certificate of deposit	-	300,000
Trading securities	788,697	3,874,500
Accounts receivable, less allowance for doubtful accounts of
$125,627 at June 30, 2005 and $81,162 at December 31, 2004	3,339,824	3,012,398
Accounts and notes receivable from related parties	236,134	11,575
Inventories	4,769,961	1,235,743
Real estate held-for sale	225,000	225,000
Drilling rigs held for sale	1,230,647	1,230,647
Prepaid expenses and other current assets	1,191,671	358,853
Total current assets	16,207,411	15,328,589

Long-term notes receivable	4,301,314	4,324,447
Property and equipment, net of accumulated
depreciation and amortization	3,130,627	2,406,780
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 at June 30, 2005 and December 31, 2004	4,808,588	674,539
Patents and trademarks, net of amortization	138,415	-
Other assets	29,158	11,490
Total assets	$28,615,513	$22,745,845

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,586,173	$1,889,070
Short-term notes payable	477,460	609,300
Loans to related parties	-	684,654
Current installments of long-term debt	97,260	80,350
Total current liabilities	4,160,893	3,263,374
Long-term debt, less current installments	4,682,636	1,698,504
Minority interest	4,423,793	1,942,570
Total liabilities	13,267,322	6,904,448

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 390,000 shares issued and outstanding at June 30, 2005 and
at December 31, 2004.	390	390
Common stock, $.001 par value. Authorized 10,000,000 shares:
3,083,945 shares issued and 3,081,425 shares outstanding at June 30, 2005,
and 2,907,845 shares issued and 2,905,325 shares outstanding at December 31, 2004	3,081	2,905
Additional paid-in capital	27,827,029	26,208,020
Accumulated deficit	(12,448,281)	(10,335,890)
	15,382,219	15,875,425
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	15,348,191	15,841,397
Total liabilities and stockholders' equity	$28,615,513	$22,745,845

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three and six months ended June, 30 2005 and 2004
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$4,869,929	$3,527,298	$8,985,621	$6,388,382
Costs and expenses:
Cost of sales	2,369,052	3,390,280	4,796,887	4,466,055
Selling, general and administrative	2,913,405	373,341	4,279,971	2,351,188
Total operating expenses	5,282,457	3,763,621	9,076,858	6,817,243

Operating loss	(412,528)	(236,323)	(91,237)	(428,861)

Other income (expenses):
Interest income	49,066	3,754	121,073	26,186
Realized gains (losses) on investments	-	-	(412,000)	37,500
Unrealized gain and (losses) on trading securities	(108,185)	-	(1,690,917)	-
Interest expense	(3,276)	(44,601)	(66,097)	(125,460)
Other income (expense)	521,458	(48,749)	521,458	(48,749)
Total other income (expenses)	459,063	(89,596)	(1,526,483)	(110,523)

Net income (loss) before income tax	46,536	(325,919)	(1,617,720)	(539,384)
Provision for income taxes	-	-	-	-
Net income (loss) from operations before minority interest	46,536	(325,919)	(1,617,720)	(539,384)
Minority interest	(300,483)	(165,482)	(397,171)	(233,810)
Net loss	$(253,948)	$(491,401)	$(2,014,891)	$(773,194)

Net earnings (loss) applicable to common shareholder
Basic	$(0.08)	$(0.18)	$(0.67)	$(0.29)
Diluted	$(0.08)	$(0.18)	$(0.67)	$(0.29)

Weighted average common shares
Basic	3,050,321	2,733,122	2,986,183	2,695,632
Diluted	3,440,321	3,133,122	3,376,183	3,095,632

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(2,014,891)	$(773,194)
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	84,438	70,422
Common stock issued for services	179,575	817,210
Realized losses on the sale of trading securities	412,000	-
Unrealized loss on trading securities	1,627,500	-
Minority interest	397,171	233,810
(Increase) decrease of operating assets:
Accounts receivable	(369,566)	(293,940)
Inventories	(2,725,380)	(408,514)
Prepaid expenses and other current assets	(803,157)	239,334
Other assets	1,017	(59,362)
Increase (decrease) in operating liabilities,
net of acquisition of subsidiary:
Accounts payable and accrued expenses	589,411	(947,526)
Net cash used in operating activities	(2,621,882)	(1,121,760)

Cash flows from investing activities:
Purchase of property and equipment	(11,469)	(104,515)
Proceeds from sale of equity investments	1,046,303	-
Cash received on acquisition of subsidiary	56,506	-
Redemption of certificate of deposit	300,000	-
Notes receivable	23,133	30,197
Loans from related parties	(224,559)	(116,845)
Net cash provided by (used in) investing activities	1,189,914	(191,163)

Cash flows from financing activities:
Proceeds from short-term borrowing	886,380	124,565
Proceeds from long-term debt	2,114,662	88,316
Proceeds from borrowing from related parties	-	644,246
Repayment of borrowing from related parties	(684,654)	-
Repayment of short-term notes payable	(1,497,822)	-
Principal payments on long-term debt	-	(14,454)
Payment of dividends on preferred stock	(97,500)	(100,000)
Net cash provided by financing activities	721,066	742,673

Net decrease in cash and cash equivalents	(710,902)	(570,250)

Cash and cash equivalents beginning of year	5,136,379	944,233
Cash and cash equivalents end of period	$4,425,477	$373,983

Supplemental schedule of cash flow information:
Interest paid	$66,097	$125,460

See accompanying notes to consolidated financial statements

American International Industries, Inc. Back to Table of Contents
Notes to Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Six months period ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the six-month periods ended June 30, 2005 and 2004 is eliminated by net operating loss carry forwards.

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

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net earnings (loss) as reported	$(253,948)	$(491,401)	$(2,014,891)	$(773,194)
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	(103,903)	(74,076)	(207,805)	(148,153)
Pro forma net earnings (loss)	(357,851)	(565,477)	(2,222,696	(921,347)
Earnings (loss) per share:
Basic net earnings (loss) per share - as reported	(0.08)	(0.18)	(0.67)	(0.29)
Basic net earnings (loss) per share - pro forma	(0.12)	(0.21)	(0.74)	(0.34)

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

Consolidated revenues, net operating losses for the six months ended June 30, 2005 and 2005, and identifiable assets as of June 30, 2005 and 2004, were as follows:

		2005		2004
Revenues:	$		$
Industrial/Commercial		3,499,435		2,055,504
Real estate		-		-
Oil and gas		5,486,186		4,332,878
		$8,985,621		$6,388,382
Operating income (loss):
Industrial/Commercial		$(300,926)		$(20,822)
Real estate		-		(964)
Oil and gas		990,781		690,047
Corporate		(598,618)		(1,097,122)
		$91,237		$(428,861)
Identifiable assets:
Industrial/commercial		$11,166,444		$2,980,720
Real estate		225,000		5,517,488
Oil and gas		6,215,677		5,489,528
Corporate		11,008,392		6,618,224
		$28,615,513		$20,605,960

The Company's areas of operations are in the United States.

(7) Subsequent Events

On July 28, 2005, the Company's board of directors declared a cash dividend of $0.05 per share of common stock and a 20% stock dividend for shareholders of record as of August 26, 2005.

On July 12, the Company accepted a cash offer of $14,525,000 form an investor group based in Mesa, Arizona to sell the Company's remaining 287 acres of undeveloped real estate. The sale is subject to customary contingencies of a real estate transaction, such as obtaining of permits and other due diligence. The real estate is carried on the Company's balance sheet at $225,000.