Form 10KSB/A
period 2004-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2005-08-19
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
___________________

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Real Estate Business

In June 2002, AMIN's real estate subsidiary T.R.E. Enterprises, Inc. sold real estate consisting of approximately 63% of its real estate portfolio to Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc.("SRG"). The purchase price for the real estate of $6,000,000, evidenced by 1,200,000 shares of Series AA Convertible Preferred Stock, redeemable by ONH at face value of $5.00 per share, was based on an independent appraisals. In December 2002, the AMIN agreed to convert 300,000 Series AA Convertible Preferred Shares into 3,658,537 shares of common stock of ONH, which subsequently were sold into market during 2003.

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

AMIN continues to own 286 undeveloped acres of real estate in Galveston County, Texas. AMIN is carrying said property its balance sheet for $225,000. The property's current appraised value is substantially more than the book value.

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

Results of Operations

Consolidated, Year Ended December 31, 2004 Compared With the Year Ended December 31, 2003,

The revenues for the year ended December 31, 2004 were $21,440,342 compared to $7,928,943 for December 31, 2003, representing an increase of $13,511,399 or 170%. Cost of sales for the year ended December 31, 2004 was $15,565,390 compared to $7,385,482 for the year ended December 31, 2003. We had net income of $1,029,414 or $0.37 per share during the year ended December 31, 2004 compared to a net loss of $943,036 or $0.44 per share during the prior year. The gross margins for 2004 were 27.5% compared to 6.9%, or an increase of approximately 300%. We have three reporting segments: industrial/commercial; oil and gas; and corporate. Our subsidiary Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold. NPI has purchase orders for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the work is completed or when the pipe is sold.

Our corporate segment had no revenue in 2004 and 2003.

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

In the fourth quarter of 2003, Delta closed parts of its operations in Louisiana. This section was loosing about $400,000 per quarter which caused a significant impact on the well service operation in Texas. Delta continues to service the same number of wells annually due to the limitation of the number of usable well service rigs. In FY 2005, Delta has plans to add at least one additional well service rig which could increase revenue by $100,000 per month, with an approximate 35% gross margin which would add an additional $15,000 per month to net income.

Delta, as part of its business, sells salvaged and new pipe to the oil fields. Due to the demand, pipe sales have increased 20% and its associated margins have increased to 40% which has an effect on profitability.

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

NPI, whose business is seasonal, received additional unexpected last minute orders from its largest customers in order to fulfill their Christmas requirements; and NPI's net income increased because in the previous year NPI reported an additional $100,000 in moving and relocation expenses associated with its move from Georgia to Texas.

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

At December 31, 2004 our working capital was $12,065,215 compared to $12,871,773 at December 31, 2003.

Net increase in cash inflow in 2004 was $4,135,640 compared to a total net increase in cash flow of $34,585 in 2003. Cash flows provided by operating activities were $2,345,017 in 2004 compared to cash flows provided $618,334 in 2003. Cash flows from investing activities during 2004 provided $1,499,174, while investing activities used $1,364,149 during 2003.

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

Financial Statements

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
August 19, 2005

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
August 19, 2005

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
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	2004	2003
Revenues	$21,440,342	$7,928,943
Costs and expenses:
Cost of sales	15,565,390	7,385,482
Selling, general and administrative	4,797,265	1,610,518
Total operating expenses	20,362,655	8,996,000

Operating income (loss)	1,077,687	(1,067,057)

Other income (expenses):
Interest income	170,419	46,555
Realized losses on marketable trading securities	(8,400)	(251,566)
Unrealized losses on marketable trading securities	(679,710)	-
Gain on the sale of assets	1,495,812	499,600
Interest expense	(277,898)	(235,295)
Other income	3,619	69,345
Total other income (expenses)	703,842	128,639

Net income (loss) from operations before income tax and minority interest	1,781,529	(938,418)

Provision for income tax	-	-
Net income (loss) from operations before minority interest	1,781,529	(938,418)
Minority interest	(752,115)	(4,618)
Net income (loss) applicable to common shareholders	$1,029,414	$(943,036)

Net income (loss) applicable to common shareholders:
Basic	$0.37	$(0.44)
Diluted	$0.33	$(0.44)

Weighted average common shares:
Basic	2,763,100	2,132,646
Diluted	3,162,100	2,315,744

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

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,029,414	$(943,036)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	141,163	131,847
Common stock issued for services	1,083,717	340,049
Realized losses on marketable trading securities	-	251,566
Unrealized losses on trading securities	679,710	-
(Gain) on sale of drilling rigs	(1,495,812)	-
(Gain) on sale of assets	-	(499,600)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Available for sale securities	594,775	1,255,634
Accounts receivable	400,116	(781,960)
Inventories	(54,658)	(379,144)
Real estate held for sale	-	100,000
Drilling rigs held for sale	-	1,000,000
Prepaid expenses	203,744	(238,565)
Other assets	(42,658)	-
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(946,609)	376,925
Minority interest	752,115	4,618
Net cash provided by operating activities	2,345,017	618,334

Cash flows from investing activities:
Capital expenditures for property and equipment	(421,884)	(278,545)
Long-term notes receivable for real estate sale	(3,402,916)	-
Proceeds from sale of drilling rigs	5,000,000	-
Receipts of principal payments on long-term notes receivable	43,335	24,177
(Increase) decrease in accounts receivable from related parties	280,639	(109,781)
Cash paid for acquisition of subsidiary	-	(1,000,000)
Net cash provided by (used in) investing activities	1,499,174	(1,364,149)

Cash flows from financing activities:
Proceeds from long-term debt	-	1,190,000
Proceeds from long-term borrowings from related parties	1,053,770	413,418
Repayment of borrowings from related parties	(254,557)	-
Net borrowings (repayments) under lines of credit agreements	297,300	35,227
Principal payments on long-term debt	(607,064)	(858,245)
Dividends paid	(200,000)	-
Net cash provided by financing activities	289,449	780,400

Net increase in cash	4,135,640	34,585

Cash and cash equivalents at beginning of year	944,233	909,648
Cash and cash equivalents at end of year	$5,079,873	$944,233

Supplemental schedule of cash flow information:
Interest paid	$277,898	$235,295
Taxes paid	$-	$30,384
Non-cash transactions:
Issuance of preferred shares for payment of debt	$-	$4,000,000
Issuance of common shares for payment of debt to related parties	541,870	1,865,556

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., Texas Real Estate Enterprises, Inc., MidCity Houston Properties, Inc., Brenham Oil & Gas, Inc., and its majority owned subsidiary, Unlimited Coating Corporation. The company provides well-servicing, automotive after-market products and consumer durables. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. In accordance with SFA No. 142, the expected present value of future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, the expected present value of such assets exceeded their carrying values and there was no impairment of such assets at December 31, 2004 and 2003.

Revenue Recognition

The Company recognizes revenue at the time of shipment of product to its customers or completion of services provided. The Company recognizes revenue for sale of real estate based on the full accrual method, when the requisite criteria stated in SFAS 66 are met. In such instances, profit is recognized at the time of sale. Further, the company’s revenues from its onshore rig-based well servicing segment are recognized when services are completed.

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
$1,000,000

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

Subsequent to the acquisition of Delta, the Company issued 400,000 shares of Series A 5% cumulative redeemable convertible preferred stock to retire $4,000,000 of debt previously owed by Delta to a third party. (See Note 11)

Har-Whit’s/Pitt’s & Spitt’s

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

In January 2003, the Company and OXFD executed a Deed In Lieu of Foreclosure on the land and buildings. Effective December 31, 2002, the Company transferred the land and buildings back on the books of the Company. The property was recorded on the books at the previously recorded cost, net of depreciation through December 31, 2002. A mortgage note on the property in the amount of $388,793 was also transferred back to the Company. The mortgage is due in March 2003. In addition, the Company wrote-off the $500,000 investment it had in OXFD’s common stock. At December 31, 2002, the Company established an allowance for the total amount of the long-term notes outstanding at December 31, 2002 ($1,988,607). The provision for the allowance was offset by the net book value of the land and buildings repossessed by the Company, resulting in a provision in the amount of $1,536,004. The Company subsequently foreclosed on OXFD, repossessed the corporation (Har-Whit’s/Pitt’s & Spitt’s) and is vigorously pursuing measures to recover the machinery and equipment, as well all other collateral. In addition to the establishment of an allowance for uncollectible notes receivable, the Company realized a loss on the $500,000 of restricted common stock received as part of the consideration on the sale, and $97,100 on free trade common stock which the Company paid cash for in December 2002. The Company also recorded an additional realized loss of $60,000 for preferred stock issued to the Company for payment of accrued interest on the notes.

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

As of December 31, 2004 and 2003, the trading securities are as follows:

				2004
				Unrealized		Market
		Cost		Gain (Loss)		Value
Orion Health Corp, Inc.	$		$		$
875,000 shares of common stock		2,962,610		(600,100)		2,362,500
Transmeridian Exploration, Inc.
800,000 shares of common stock		1,600,000		(88,000)		1,512,000
		$4,562,610		$(688,11)		$3,874,500

				2003
				Unrealized		Market
		Cost		Gain (Loss)		Value
New Century Holdings	$		$		$
15,000 shares of common stock		259,966		251,566		8,400
		$259,966		$(251,566)		$8,400

The 800,000 shares of Transmerdian Exploration, Inc. common stock were received in exchange for an account receivable due from the company.

Available for Sale

See Note (5) for disposition of securities available for sale at December 31, 2003.

(4) Inventories

Inventories consisted of the following:

	December 31
	2004	2003
Raw materials	$-	$-
Finished goods	1,235,743	1,181,085
	$1,235,743	$1,181,085

(5) Real Estate Transactions

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

On July 30, 2004, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 owed to SRG and a note receivable in the amount of $5,000,000, secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The Company recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer). The note was discounted to the present value of the lowest level of annual payments required by the sales contract over the maximum period specified by SFAS No. 66.

At December 31, 2004, the Company had one remaining property available for sale. The property consists of 286 acres of undeveloped land located on Galveston Bay, Texas.

(6) Sale of Drilling Rigs

During the year ended December 31, 2004, the Company sold three drillings to a Texas energy company for $5,000,000 in cash. The drilling rigs were carried on the Company's books at $3,504,188, resulting in the gain on the sale in the amount of $1,495,812.

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

(8)  Short-term Notes Payable To Banks

	December 31
	2004	2003
Demand note with a bank, rate at prime plus 1%, interest due in quarterly installments, with the final payment of principal and interest on May 1, 2005. (A)	$-	260,000
Demand note with a bank, rate at prime plus 2.75% interest due monthly with the final payment of principal and interest on August 27, 2006. (B)	690,300	-
Other	-	52,000
	$609,300	$312,000

(A) At December 31, 2004, the Company had a $1,250,000 line of credit agreement that expires May 1, 2005 for Northeastern Plastics, Inc. (NPI). Outstanding borrowings against the line of credit bear interest at the lender's prime rate plus 1% (4% at December 31, 2004). The line of credit is secured by NPI's accounts receivable, inventories and equipment.

(B) At December 31, 2004, the Company had a $1,000,000 line of credit agreement that expires on August 27, 2006 for Delta Seaboard Well Services, Inc. (Delta). Outstanding borrowings against the line of credit bear interest at the leader's prime rate plus 1% (4% at December 31, 2004). The line of credit is secured by Delta's accounts receivable and limited to 80% of the receivable balance (borrowing base).

Each of AMIN’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from AMIN.

(9) Long-term Debt

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

Principal repayment provisions of long-term debt are as follows at December 31, 2004:

2005	$80,350
2006	79,414
2007	1,060,778
2008	44,284
2009	41,529
Thereafter	572,499
Total	$1,778,854

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

	December 31
	2004	2003
Dividend yield	0%	0%
Expected volatility	0%	33.9%
Risk free interest	0%	4.49%
Expected lives	1.00 years	1.75 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	December 31
	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$-	$(943,036)
Pro forma	$-	$(987,046)
Income (loss) per share:
As reported	$-	$(.44)
Pro forma	$-	$(.46)

A summary of the status of the Company's stock options to employees as of December 31, 2004, and 2003 changes during the periods ending on those dates is presented below:

	Shares	Weighted-Average Exercise Price December 31, 2004	Shares	Weighted-Average Exercise Price December 31, 2003
Outstanding at beginning of period	50,000	$3.00	50,000	$3.00
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at end of period	50,000	$3.00	50,000	$3.00
Weighted average fair value of options granted during the period	None	N/A	None	N/A

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2004:

Exercise Price	Number Outstanding and Exercisable at December 31, 2004	Weighted Average Remaining Contractual Life (Years) at December 31, 2004
$3.00	50,000	0.75

(11) Income Taxes

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

	December 31
	2004	2003
Tax expense/(benefit) computed at statutory rate for continuing operations	$131,800	$(320,600)
Tax (benefit) of operating loss carryforwards	(131,800)	320,600
Tax expense/(benefit) for continuing operations	$-	$-

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

		December 31
		2004		2003
Deferred tax assets:	$		$
Net operating loss		9,250,900		8,684,500
Total deferred tax asset		9,250,900		8,684,500
Valuation allowance		(9,250,900)		(8,684,500)
Net deferred asset		$-		$-

At December 31, 2004, the Company provided a 100% valuation allowance for the deferred tax asset because given the volatility of the current economic climate, it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

(12) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.
	For the Years Ended December 31
	2004	2003
Basic income (loss) per share:
Net income (loss)	$1,029,414	$(943,036)
Weighted average common shares outstanding	2,763,100	2,132,646
Weighted average common shares outstanding for diluted net income (loss) per share	3,162,100	2,132,646
Net income (loss) per share - basic	$0.37	$(0.44)
Net income (loss) per share - diluted	$0.33	$(0.44)

The conversion of the preferred stock was not included in the calculation of weighted average common shares outstanding for diluted net earnings per share for the year ended December 31, 2003, because their effect would be anti-dilutive due to the net loss for the year.

(13) Commitments and Contingencies

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

(14) Related Party Transactions

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

(16) Subsequent Events

In March 2005, International American Technologies, Inc., formerly Unlimited Coating Corporation, a majority-owned subsidiary of the Company, signed a definitive agreement to acquire an equity interest in Hammonds Technical Services, Inc. based in Houston, Texas. The closing of this transaction is planned for April 2005.