Form 10KSB/A
period 2004-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2005-10-24
CIK 1073146

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

Brenham Oil & Gas, Inc.

In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation ("Brenham"). The capital stock of Brenham was purchased from Daniel Dror II 1976 Trust. Daniel Dror II is the adult son of the Company's chairman and chief executive officer, Daniel Dror. At the time of the transaction, Mr. Dror was the trustee of the DDII76Trust. Mr. Dror has never had any ownership interest in DDII76Trust. The sole beneficiary of the DDII76Trust is Mr. Dror's adult son. Mr. Dror is no longer the trustee of the trust. Brenham's sole asset is an oil, gas and mineral royalty interest interest in Washington County, Texas. The oil, gas and mineral royalty interest is carried on the Company's books at $0, and the Company has not received any income from the royalty interest in 2004 and 2003. Brenham's office is located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479. This is also the address and telephone of the Company's executive office.

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

The company’s real estate investment policy has been historically to invest in real estate opportunities as they are made available to the company. The company believes that they shall be actively involved in the real estate business in the future. The property listed on the balance sheet as real estate held for resale has been renamed to real estate acquired for resale and the real estate business is not considered a discontinued business operation.

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

Results of Operations

Consolidated, Year Ended December 31, 2004 Compared With the Year Ended December 31, 2003,

The revenues for the year ended December 31, 2004 were $16,687,426 compared to $7,842,943 for December 31, 2003, representing an increase of $8,844,453 or 113%. Cost of sales for the year ended December 31, 2004 was $12,628,344 compared to $7,285,482 for the year ended December 31, 2003. We had net income of $1,029,414 or $0.37 per share during the year ended December 31, 2004 compared to a net loss of $943,036 or $0.44 per share during the prior year. The gross margins for 2004 were 27.5% compared to 6.9%, or an increase of approximately 300%. We have three reporting segments: industrial/commercial; oil and gas; and corporate. Our subsidiary Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold. NPI has purchase orders for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

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

NPI

During the 2004 fiscal year NPI generated revenues of $7,735,277 compared to $6,361,776 during the prior year, representing an increase of 22% or by $1,373,501. The revenue increase was principally due to increased volumes from customers at year end. The increase volume enabled NPI to negotiate lower costs per unit which was reflected in NPI's cost of goods increasing only 15% over the same period. NPI generated operating income of $469,378 for the 2004 fiscal year, compared to an operating loss of $58,017 during the prior fiscal year. During fiscal 2004, operating expenses were $579,782 compared to the $604,556 during the prior fiscal year, or an improvement of 4.3%. NPI was able to generate economic efficiencies by moving from facilities in rural Georgia into a Company owned office and warehouse facility in Houston. NPI also believes that its presence in the large Houston market will enhance is market presence and increase revenues in the future.

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

At December 31, 2004 our working capital was $12,065,215 compared to $12,871,773 at December 31, 2003.

Net increase in cash inflow in 2004 was $4,135,640 compared to a total net increase in cash flow of $34,585 in 2003. Cash flows used in operating activities were $2,778,706 in 2004 compared to $723,300 in 2003. Cash flows from investing activities during 2004 provided $6,199,880, while investing activities used $22,515 during 2003.

Cash flows provided by financing activities during 2004 were $714,466 as compared to cash flows provided by financing activities of $780,400 during 2003.

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

Financial Statements

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2004, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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
October 21, 2005

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
October 21, 2005

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

As discussed in Note 19 to the financial statements, the 2004 and 2003 consolidated financial statements have been restated to properly report the gains and losses on the sale of real estate acquired for resale and to reclassify several transactions on the statements of cash flows.

Houston, Texas

March 15, 2005

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,079,873	$944,233
Certificate of deposit	300,000	300,000
Trading securities	3,874,500	8,400
Available-for-sale securities	-	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$81,162 in 2004 and $1,008,466 in 2003	3,012,398	3,412,514
Accounts receivable from related parties	11,575	294,214
Inventories	1,235,743	1,181,085
Inventory of real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	1,230,647	5,317,956
Prepaid expenses and other current assets	358,853	577,249
Total current assets	15,328,589	16,760,651

Note receivable	4,324,447	964,866
Property and equipment, net of accumulated
depreciation and amortization	2,406,780	2,126,059
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 in 2004 and 2003	674,539	674,539
Other assets	11,490	11,490
Total assets	$22,745,845	$20,537,605
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,889,070	$3,376,025
Short-term notes payable	609,300	312,000
Short-term loans to related parties	684,654	-
Current installments of long-term debt	80,350	200,853
Total current liabilities	3,263,374	3,888,878
Long-term debt, less current installments	1,698,504	2,187,359
Minority interest	1,942,570	1,075,072
Total liabilities	6,904,448	7,151,309

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
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	2004	2003
	Restated	Restated
Revenues	$16,687,426	$7,842,943
Costs and expenses:
Cost of sales	12,628,344	7,285,482
Selling, general and administrative	4,797,265	1,610,518
Total operating expenses	17,425,609	8,896,000

Operating loss	(738,183)	(1,053,057)

Other income (expenses):
Interest income	170,419	46,555
Realized losses on marketable trading securities	(8,400)	(251,566)
Unrealized losses on marketable trading securities	(679,710)	-
Gain (loss) on the sale of real estate acquired for resale	1,815,870	(14,000)
Gain on the sale of assets	1,495,812	499,600
Interest expense	(277,898)	(235,295)
Other income	3,619	69,345
Total other income (expenses)	2,519,712	114,635

Net income (loss) from operations before income tax and minority interest	1,781,529	(938,418)

Provision for income tax	-	-
Net income (loss) from operations before minority interest	1,781,529	(938,418)
Minority interest	(752,115)	(4,618)
Net income (loss) applicable to common shareholders	$1,029,414	$(943,036)

Net income (loss) applicable to common shareholders:
Basic	$0.37	$(0.44)
Diluted	$0.33	$(0.44)

Weighted average common shares:
Basic	2,763,100	2,132,646
Diluted	3,162,100	2,132,644

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2004 and 2003

					Additional			Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Treasury	stockholders'
	shares	amount	shares	amount	capital	deficit	stock	equity

Balance, December 31, 2002	-	$-	1,745,590	$1,745	$18,378,278	$(10,222,268)	$(34,028)	$8,123,727
Issuance of common shares for services			152,747	153	339,896	-	-	340,049
Issuance of preferred shares reduction of debt	400,000	400	-	-	3,999,600	-	-	4,000,000
Issuance of common shares for reduction of debt			702,385	703	1,864,853	-	-	1,865,556
Net loss			-	-	-	(943,036)	-	(943,036)
Balance, December 31, 2003	400,000	$400	2,600,722	$2,601	$24,582,627	$(11,165,304)	$(34,028)	$13,386,296

Issuance of common shares for services	-	-	198,381	198	1,083,619	-	-	1,083,817
Issuance of common shares for debt reduction	-	-	96,222	96	541,774	-	-	541,870
Conversion of preferred shares for common shares	(10,000)	(10)	10,000	10	-	-	-	-
Net income	-	-	-	-	-	1,029,414	-	1,029,414
Cash dividends on preferred stock	-	-	-	-	-	(200,000)	-	(200,000)
Balance, December 31, 2004	390,000	$390	2,905,325	$2,905	$26,208,020	$(10,335,890)	$(34,028)	$15,841,397

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,029,414	$(943,036)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	141,163	131,847
Common stock issued for services	1,083,717	340,049
Realized losses on marketable trading securities	8,400	251,566
Unrealized losses on trading securities	679,710	-
(Gain) loss on sale of real estate acquired for resale	(1,815,870)	14,000
(Gain) on sale of drilling rigs	(1,495,812)	-
(Gain) on sale of assets	-	(499,600)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	400,116	(781,960)
Inventories	(54,658)	(379,144)
Inventory of real estate acquired for resale	(2,937,046)	-
Drilling rigs held for sale	583,121	1,000,000
Prepaid expenses	218,396	(238,565)
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(1,486,955)	376,925
Minority interest	867,498	4,618
Net cash used in operating activities	(2,778,706)	(723,300)

Cash flows from investing activities:
Capital expenditures for property and equipment	(421,884)	(278,545)
Proceeds from sale of real estate acquired for resale	1,350,000	86,000
Proceeds from sale of drilling rigs	5,000,000	-
Net change in investments	(54,210)	1,255,634
Receipts of principal payments on long-term notes receivable	43,335	24,177
(Increase) decrease in accounts receivable from related parties	282,639	(109,781)
Cash paid for acquisition of subsidiary	-	(1,000,000)
Net cash provided by (used in) investing activities	6,199,880	(22,515)

Cash flows from financing activities:
Proceeds from long-term debt	-	1,190,000
Proceeds from long-term borrowings from related parties	1,481,081	413,418
Repayment of borrowings from related parties	(254,557)	-
Net borrowings (repayments) under lines of credit agreements	297,300	35,227
Principal payments on long-term debt	(609,358)	(858,245)
Dividends paid	(200,000)	-
Net cash provided by financing activities	714,466	780,400

Net increase in cash	4,135,640	34,585

Cash and cash equivalents at beginning of year	944,233	909,648
Cash and cash equivalents at end of year	$5,079,873	$944,233

Supplemental schedule of cash flow information:
Interest paid	$277,898	$235,295
Taxes paid	$-	$30,384
Non-cash transactions:
Issuance of preferred shares for payment of debt	$-	$4,000,000
Issuance of common shares for payment of debt to related parties	541,870	1,865,556

See accompanying notes to consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Industries, Inc. (the "Company" or "AMIN"), a Nevada corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., and Brenham Oil & Gas, Inc., and its majority owned subsidiaries, Delta Seaboard Well Services, Inc. and International American Technologies, Inc. The company provides well-servicing, automotive after-market products and consumer durables. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventory of Real Estate

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

Impairment of Long-Lived Assets

Realization of long-lived assets, including goodwill, is periodically assessed by the management of the Company. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. In accordance with SFAS No. 142, the expected present value of future cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. In management's opinion, the expected present value of such assets exceeded their carrying values and there was no impairment of such assets at December 31, 2004 and 2003.

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

We have three reporting segments: industrial/commercial; oil and gas; and corporate. Our subsidiary Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipes are sold. NPI has purchase orders for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the inventory items are shipped.

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

SFAS 150 — In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 30, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.

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

	2004	2003
Revenues	$-	$13,159,066
Net income (loss)	-	(817,875)
Basic net earnings (loss) per share	-	(.44)

Subsequent to the acquisition of Delta, the Company issued 400,000 shares of Series A 5% cumulative redeemable convertible preferred stock to retire $4,000,000 of debt previously owed by Delta to a third party (see Note 12).

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

As of December 31, 2004 and 2003, the trading securities are as follows:

				2004
				Unrealized		Market
		Cost		Gain (Loss)		Value
Orion Health Corp, Inc.	$		$		$
875,000 shares of common stock		3,150,000		(787,500)		2,362,500
Transmeridian Exploration, Inc.
800,000 shares of common stock		1,600,000		(88,000)		1,512,000
		$4,750,000		$(875,000)		$3,874,500

				2003
				Unrealized		Market
		Cost		Gain (Loss)		Value
New Century Holdings	$		$		$
15,000 shares of common stock		9,032		(632)		8,400
		$9,032		$(632)		$8,400

Available for Sale

See note (5) for the disposition of securities available for sale at December 31, 2003.

(4) Inventories

Inventories consisted of the following:

	December 31
	2004	2003
Raw materials	$-	$-
Finished goods	1,235,743	1,181,085
	$1,235,743	$1,181,085

(5) Real Estate Transactions

During the quarter ended September 30, 2004, Orion HealthCorp, Inc. ("Orion," formerly SRG) issued 8,750,000 shares of Orion’s common stock to the Company, having a market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA Orion shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in common stock, Orion transferred to the Company the real estate owned by Orion to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay Orion $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

On July 30, 2004, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 owed to Orion and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The Company recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer). The note was discounted to the present value of the lowest level of annual payments required by the sales contract over the maximum period specified by SFAS No. 66.

At December 31, 2004, the Company had one remaining property in their inventory of real estate acquired for resale. The property consists of 286 acres of undeveloped land located on Galveston Bay, Texas.

(6) Sale of Drilling Rigs

During the year ended December 31, 2004, the Company sold three drillings to a Texas energy company for $5,000,000 in cash. The drilling rigs were carried on the Company's books at $3,504,188, resulting in the gain on the sale in the amount of $1,495,812.

(7) Long-term Notes Receivable

Long-term notes receivable at December 31, 2004 and 2003 consisted of the following:

	December 31
	2004	2003
Sale of real estate at gross amount	$5,000,000	$-
Discount of note for sale of real estate	(1,598,084)	-
Net note receivable for sale of real estate	3,401,916	-

Sale of machinery and equipment	479,200	499,200
Sale of former subsidiary, Marald, Inc.	243,331	265,666
Sale of former subsidiary, Marald, Inc.	200,000	200,000
Net long-term notes receivable	$4,324,447	$964,866

(8) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

		December 31
	Years	2004	2003
Land		$432,312	$420,145
Drillings rigs and related equipment	7-15	811,446	1,308,177
Building and improvements	20	928,561	871,853
Machinery and equipment	8	1,286,433	541,063
Office equipment	7	149,488	140,025
Automobiles	5	522,196	427,289
		4,130,436	3,708,552
Less accumulated depreciation and amortization		(1,723,656)	(1,582,493)
Net property and equipment		$2,406,780	$2,126,059

(9) Short-term Notes Payable To Banks

	December 31
	2004	2003
Demand note with a bank, rate at prime plus 1%, interest due in quarterly installments, with the final payment of principal and interest on May 1, 2005. (A)	$-	260,000
Demand note with a bank, rate at prime plus 2.75% interest due monthly with the final payment of principal and interest on August 27, 2006. (B)	690,300	-
Other	-	52,000
	$609,300	$312,000

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

(10) Long-term Debt

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

Principal repayment provisions of long-term debt are as follows at December 31, 2004:

2005	$80,350
2006	79,414
2007	1,060,778
2008	44,284
2009	41,529
Thereafter	472,499
Total	$1,778,854

(11) Related Party Notes Payable and Accounts Receivable

Transactions related to notes payable to related parties are as follows for the years ended December 31, 2004 and 2003:

	December 31
	2004	2003
Balance at beginning of year	$-	$1,474,318
Proceeds from borrowing	1,481,081	413,418
Issuance of common shares for payment	(541,870)	(1,865,556)
Repayment of borrowing	(254,557)	-
Net amounts transferred from/to accrued expenses	-	(22,180)
Balance at end of year	$684,654	$-

Transactions related to accounts receivable from related parties are compensation arrangements, expense allowances and other similar items conducted in the ordinary course of business.

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

	December 31
	2004	2003
Dividend yield	0.00%	0.00%
Expected volatility	162.8%	33.9%
Risk free interest	4.49%	4.49%
Expected lives	0.75 years	1.75 years

Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	December 31
	2004	2003
Net income (loss) applicable to common stockholders:
As reported	$1,029,414	$(943,036)
Pro forma	$756,634	$(954,376)
Income (loss) per share:
As reported	$.37	$(.44)
Pro forma	$.27	$(.44)

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

(14) Earnings Per Share

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

(15) Commitments and Contingencies

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

(16) Related Party Transactions

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

(17) Segment Information

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products; (2) real estate companies that markets properties in the Houston area; and (3) a holding company for future commercial ventures. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas. The oil, gas and mineral royalty interest is carried on the Company's books at $0, and the Company has not received any income from the royalty interest in 2004 and 2003. The oil and gas segment is related to Delta Seaboard Well Services, Inc. which provides a broad range of supplies and services that are used by oil and gas companies. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		December 31
		2004		2003
Revenues:	$		$
Industrial/Commercial		7,735,277		6,361,776
Oil and gas related		8,952,149		1,481,167
Real estate		-		-
Corporate		-		-
		$16,687,426		$7,842,943
Income (loss) from operations:
Industrial/Commercial		469,378		(61,706)
Oil and gas related services		673,878		(4,666)
Real estate		(3,852)		(1,927)
Corporate		(1,877,587)		(984,758)
		$(738,183)		$(1,053,057)
Identifiable assets:
Industrial/commercial		$3,502,691		3,908,577
Oil and gas related services		5,926,931		5,290,382
Real estate		5,428,600		5,518,452
Corporate		7,887,623		5,820,194
		$22,745,845		$20,537,605

(18) Subsequent Events

In March 2005, International American Technologies, Inc., formerly Unlimited Coating Corporation, a majority-owned subsidiary of the Company, signed a definitive agreement to acquire a 51% interest in Hammonds Technical Services, Inc. based in Houston, Texas. The closing of this transaction is planned for April 2005.

(19) Restatements

The 2004 and 2003 statements of operations and statements of cash flows have been restated as follows to reclassify revenues and cost of goods sold related to the sale of real estate acquired for resale to gain or loss on the sale of real estate and to reclassify certain line items on the statement cash flows:

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Years ended December 31:
Statements of Operations
Revenues	$21,440,342	$16,687,426	$7,928,943	$7,842,943
Cost of sales	15,565,390	12,628,344	7,385,482	7,285,482
Total operating expenses	20,362,655	17,425,609	8,996,000	8,896,000
Operating income (loss)	1,077,687	(738,183)	(1,067,057)	(1,053,057)
Gain (loss) on sale of real estate	-	1,815,870	-	(14,000)
Total other income (expenses)	703,842	2,519,712	128,639	114,639
Statements of Cash Flows
Net cash used in operating activities	(1,055,899)	(2,778,706)	618,334	(723,300)
Net cash provided by (used in) investing activities	4,902,090	6,199,880	(1,364,149)	(22,515)
Net cash provided by financing activities	289,449	714,466	780,400	780,400