Form 10QSB
period 2005-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2005-11-09
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Issuers Involved in Bankruptcy Proceeding During The Past Five Years
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

At September 30, 2005, the Registrant had 4,308,750 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and nine-month periods ended September 30, 2005 and 2004 are attached to this quarterly report.

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

Overview

We are a holding company and have three reportable segments and corporate overhead: (1) industrial/commercial, (2) oil and gas and (3) real estate. The industrial/commercial segment includes: (1)  industrial/ commercial (a) Northeastern Plastics, Inc. ("NPI") a wholly-owned subsidiary, which is a supplier of automotive after-market and consumer electrical products; and  b) through our 82.7% subsidiary, International American Technologies, In. ("IMTG), a publicly traded entity (f/k/a Unlimited Coatings Corporation) Hammonds Technical Services, Inc. ("Hammonds"), a manufacturer of water treatment equipment, fuel injectors, fuel additives and the omni directional vehicle or ODV; (2) the oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas and Delta Seaboard Well Services, Inc. ("Delta"), which is engaged in the oil and gas drilling equipment and service business; (3) the real estate segment includes ownership of 287 acres of undeveloped waterfront property on Dixon and Galveston Bays, near Houston, TX, and following the quarter ended September 30, 2005, we acquired 10 acres with a 106,000 square foot manufacturing facility in Houston, TX for use by IMTG's subsidiary, Hammonds. During the nine-month period ended September 30, 2005, we had the following operating subsidiaries: Delta, NPI, IMTG, and also own Brenham Oil & Gas, Inc., which is dormant.

On February 28, 2005, IMTG, our 82.7% owned subsidiary, entered into an agreement to acquire 51% of Hammonds, which agreement closed in April, 2005. Hammonds is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Reports on Form 10-KSB for our year ended December 31, 2005 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

The Company takes an active role in the subsidiary companies it acquires, in order to foster growth and profitability by providing its financial resources and management expertise. American International has industrial/commercial, real estate and oil and gas assets and operations in and around the Houston, Texas area. Each of these portfolio companies is expected to grow in its particular market or industry. By operating as a holding company, we provide both financial assistance and professional business expertise and management services to our subsidiaries. Our role is to improve each portfolio company's access to capital, help them benefit from the economies of scale through the consolidation of administrative functions, and provide management expertise from each company's corporate personnel.

Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments". See Note 4 to the Notes to Consolidated Financial Statements under Item 1, Financial Statements above. Results of Operations - American International Industries, Inc. - Consolidated.

Three and Nine months Ended September 30, 2005 Compared to Three and Nine months Ended September 30, 2004

Net revenues for the three and nine-month periods ended September 30, 2005 were $9,046,634 and $18,032,225 respectively, compared to $1,606,618 and $7,995,000 respectively, for the three and nine-month periods ended September 30, 2004, representing an increase of over 463% and 125%, respectively.  The increase in revenues is due primarily to the increase in drilling pipe sales at Delta, the increase in revenues at NPI due to the license to sell the Motortrend and Good Housekeeping products and the revenues generated from the acquisition of Hammonds Technical Services.

Consolidated net income (loss) for the three and nine-month periods ended September 30, 2005 were $193,849 and $(1,821,042) respectively, compared to consolidated net income of $1,907,847 and $1,134,653 respectively, for the comparable period of the prior year. The consolidated net loss for the nine month period is directly attributable to the continuing market price decline in the common stock of Orion Healthcare (f/k/a Surgicare) of  $2,021,250.  During the three and nine-month periods ended September 30, 2005, Delta had net income of $493,664 and $1,009,076 as compared with $193,775 and $694,323 for the comparable periods in 2004. Delta also expects the strong business environment to prevail during the last three months of the year. NPI had net income of $443,237 and $302,648 during the three and nine month periods of 2005 as compared to $519,022 and $547,805 in 2004. NPI's distribution business is seasonal and historically most of its profits are in the third and fourth quarters. NPI expects a strong fourth quarter as it currently has a backorder of over $2,500,000. The results of operations for IMTG for the three and nine month periods ended September 30, 2005 are not comparative to IMTG's  results of operations for the prior year because IMTG acquired Hammonds in April 2005 and during 2004 IMTG was a non-operating company. During the three-month period ended September 30, 2005, IMTG's gross revenues were $1,128,887 and had an operating loss of $443,039 and we expect that IMTG's operating loss to decline due to its current backlog of orders and its new line of OMVs. The IMTG loss was principally due to the closing of the Hammonds facility for two weeks in preparation for Hurricane Rita. In prior years Hammonds had experienced severe flooding damage and this year prepared for the potential flooding at the facility, which did not occur. The selling, general and administrative expenses during the three and nine-month periods ended September 30, 2005 were $2,479,305 and $6,759,276, respectively, as compared to $1,407,055 and $3,758,243 for the three and nine months ended September 30, 2004. The Company issued common stock for legal and consulting services for a non-cash expense of $347,800 during the three month period ended  September 30, 2005, which expense was primarily due to the company's litigation against Orion Healthcare and Brantley Venture Partners (see the discussion under SRG Agreements below).

During the fourth quarter of 2005 Delta plans to add at least one additional well service rig which could increase revenue by $1,200,000 yearly, with an approximate gross margin of 35%, or an additional $180,000 to the annual net income. Delta, as part of its business, sells salvaged and new pipe to the oil fields. Due to the increased demand of pipe, Delta's sales have increased 20% and gross margins have increased to 40%. These increases we expect will continue to have a positive effect on Delta's profitability. With NPI’s current backlog at over $2,500,000 we expect NPI’s year end revenue to exceed $9,000,000, which represents a significant increase over NPI's 2004 revenue. IMTG’s subsidiary, Hammonds Technical Services, acquired in April 2005, is estimating that its revenue for the next three months could exceed $1,500,000, with estimated 2005 revenues of $6,000,000.

Liquidity and Capital Resources

Total assets for the nine month period ended September 30, 2005 were $34,906,780 compared to $22,745,845 at December 31, 2004. During the nine-month period ended September 30, 2005, assets increased over 53%. Total liabilities at September 30, 2005 were $19,087,163 compared to $6,904,448 at December 31, 2004. The increase in liabilities was principally due to increase in long-term debt associated with the acquisition of Hammonds and its draw down on a line of credit, the purchase of real estate for Delta, and the draw down in a line of credit for NPI. At September 30, 2005 consolidated working capital was $15,097,459 as compared to working capital of $12,065,215 at December 31, 2004, or an increase of 25%. The current ratio is 3:1.

The Company's consolidated cash position at September 30, 2005 was $4,530,010 compared to $5,079,873 at December 31, 2004. Accounts receivable net of reserves at September 30, 2005 was $6,340,635 compared to $3,012,398 at December 31, 2004. Inventories totaled $5,838,946 at September 30, 2005 compared to $1,235,843 at December 31, 2004. Inventory of real estate held for sale totaled $1,075,000 at September 30, 2005 as compared to $225,000 at December 31, 2004.

For the nine months ended September 30, 2005 the Company used $3,090,301 in its operating activities compared to net cash used in operating activities of $(1,775,997) during the same period of the prior year. We had net cash (used) or provided by investing activities of $(508,847) during the nine month period ending September 30, 2005, compared to net cash provided in investing activities of $1,104,330 during the same period of the prior year. Financing activities provided $3,049,286 compared to $(9,635) for the same period in prior year.

The Company recently renegotiated its current $1,000,000 line of credit into a long-term debt facility. Our NPI subsidiary has recently negotiated a new $5,000,000 line of credit, of which $3,000,000 has been drawn upon, Delta has recently negotiated a new line of credit for $1,500,000 and IMTG’s newly acquired subsidiary, Hammonds, has negotiated a new long term line of credit of $2,000,000. All of the new lines of credit are due in eighteen months. The Company believes that it has a good relationship with its lenders and that it will be able to renew or refinance the above described lines of credit at or before maturity.

SRG Agreements

In June 2002, the Company’s real estate subsidiary sold certain real estate parcels consisting of approximately 63% of its real estate portfolio to Surgicare, Inc. (AMEX: SRG). The purchase price of $6 million was evidenced by 1,200,000 shares of SRG Series AA Convertible Preferred Stock, redeemable by SRG at $5.00 per share. The real estate value was determined following receipt, ordered and paid for by SRG of independent MAI appraisals of the properties. In December 2002, the Company agreed to convert 300,000 shares of the SRG Series AA preferred stock into 3,658,537 shares of SRG common stock, which were sold by the Company during 2003. SRG had the right to redeem the remaining 900,000 Series AA shares for $4,500,000 in cash or SRG common stock in increments of 300,000 Series AA shares on June 2004, 2005 and 2006.

During the quarter ended June 30, 2004, SRG issued 8,750,000 shares of SRG's common stock (presently 875,000 shares after a reverse split) to the Company having a market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA SRG shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in SRG common stock, SRG transferred to the Company the real estate owned by SRG to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the SRG common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

Subsequently, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 payable to SRG and received from the buyer a long-term note in the amount of $5,000,000, secured by a lien on the real estate. The note is payable in 20 years, with a 5-year balloon payment, and bears interest of 3% per annum. The Company recorded a gain in the amount of $1,813,070 on the sale of this real estate based on discounting the $5,000,000 note at an 8% interest rate (a conservative market rate for real estate transactions).

Subsequent to the exchange of the Preferred AA shares to 8,750,000 common shares (or 875,000 shares after the reverse), the Company incurred substantial paper loss, due to the significant decline in the price of Orion/SRG shares on the American Stock Exchange.

In July 2005, the Company filed a lawsuit against Orion Health Corp. Inc. (formally Surgicare) and Brantley Venture Partners, alleging common law fraud, stock fraud, misrepresentation, civil conspiracy and violations of the rules of the American Stock Exchange. The Company is seeking actual damages of $3,800,000, punitive damages of $3,800,000 and rescission of the agreement to convert the Series AA preferred stock into common stock. We believe that the action is meritorious but we cannot predict the outcome of this action or the recovery, if any, that will result.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On July 1, 2005 the Company issued 2,200 restricted shares of common stock to its corporate secretary, Rebekah Laird-Ruthstrom, as valued at $15,400. On August 24, 2005, the Company issued to Alameda Corporation 390,000 restricted shares of common stock upon conversion of 390,000 shares of  Series A, 5% cumulative, redeemable and convertible preferred stock, having a face value of $10.00 per share.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the restricted shares of common stock for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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

The Registrant has not filed a Form 8-K during the Period ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: November 9, 2005

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: November 9, 2005

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
September 30, 2005 (Unaudited) and December 31, 2004

	September 30, 2005	December 31, 2004
Assets		(Audited)
Current assets:
Cash and cash equivalents	$4,530,010	$5,079,873
Certificate of deposit	-	300,000
Trading securities	1,423,803	3,874,500
Accounts receivable, less allowance for doubtful accounts of
$125,627 at September 30, 2005 and $81,162 at December 31, 2004	6,340,635	3,012,398
Accounts and notes receivable from related parties	-	11,575
Inventories	5,838,946	1,235,743
Real estate held-for sale	1,075,000	225,000
Drilling rigs held for sale	1,230,647	1,230,647
Prepaid expenses and other current assets	1,538,180	358,853
Total current assets	21,977,221	15,328,589

Long-term notes receivable	4,285,426	4,324,447
Property and equipment, net of accumulated
depreciation and amortization	4,394,992	2,406,780
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 at June 30, 2005 and December 31, 2004	4,063,929	674,539
Patents and trademarks, net of amortization	135,582	-
Other assets	49,630	11,490
Total assets	$34,906,780	$22,745,845

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$5,539,758	$1,889,070
Margin loans from financial institutions	921,978	-
Short-term notes payable	263,190	609,300
Loans to related parties	-	684,654
Current installments of long-term debt	154,836	80,350
Total current liabilities	6,879,762	3,263,374
Long-term debt, less current installments	7,441,106	1,698,504
Minority interest	4,760,295	1,942,570
Total liabilities	19,081,163	6,904,448

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and
convertible, 390,000 shares issued and outstanding at December 31, 2004.	-	390
Common stock, $.001 par value. Authorized 10,000,000 shares:
4,308,750 shares issued and 4,303,830 shares outstanding at September 30, 2005,
and 2,905,325 shares issued and 2,902,805 shares outstanding at December 31, 2004	4,309	2,905
Additional paid-in capital	28,254,306	26,208,020
Accumulated deficit	(12,386,032)	(10,335,890)
	15,872,583	15,875,425
Less treasury stock, at cost (4,920 shares at September 30, 2005 and 2,520 shares at December 31, 2004)	(46,966)	(34,028)
Total stockholders' equity	15,825,617	15,841,397
Total liabilities and stockholders' equity	$34,906,870	$22,745,845

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three and nine months ended September, 30 2005 and 2004
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005		2004

Revenues	$9,046,634	$1,606,618	$18,032,255		$7,995,000
Costs and expenses:
Cost of sales	6,129,144	1,849,899	10,926,031		6,315,954
Selling, general and administrative	2,479,305	1,407,055	6,759,276		3,758,243
Total operating expenses	8,608,449	3,256,954	17,685,307		10,074,197

Operating income (loss)	438,185	(1,650,336)	346,948		(2,079,197)

Other income (expenses):
Interest income	213,877	89,764	334,950		115,950
Realized gains (losses) on investments	(26,955)	213,846	(438,955)		251,346
Unrealized gain and (losses) on trading securities	(330,333)	-	(2,021,250)		-
Gain on sale of real estate acquired for resale	-	1,815,870		-	1,815,870
Gain on sale of assets	-	1,813,070	-		1,813,070
Oil and gas royalty income	3,671	-	3,671		-
Interest expense	(128,744)	(234,677)	(194,841)		(360,137)
Other income (expense)	67,280	(48,751)	588,738		(97,500)
Total other income (expense)	(201,204)	3,649,122	(1,727,687)		3,538,599

Net income (loss) before income tax	236,981	1,998,786	(1,380,739)		1,459,402
Provision for income taxes	-	-	-		-
Net income (loss) from operations before minority interest	236,981	1,998,786	(1,380,739)		1,459,402
Minority interest	(43,132)	(90,939)	(440,303)		(324,749)
Net income (loss)	$193,849	$1,907,847	$(1,821,042)		$1,134,653

Net earnings (loss) applicable to common shareholders:
Basic	$0.05	$0.68	$(0.57)		$0.42
Diluted	$0.05	$0.60	$(0.57)		$0.36

Weighted average common shares
Basic	3,620,352	2,790,066	3,204,678		2,729,838
Diluted	3,620,352	3,180,066	3,204,678		3,119,838

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2005 and 2004
(Unaudited)

	Nine month ended	Nine month ended
	September 30, 2005	September 30, 2005

Cash flows from operating activities:
Net earnings (loss)	$(1,821,042)	$1,134,653
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	180,211	108,071
Common stock issued for services	347,800	1,123,251
Realized losses on the sale of trading securities	930,593	-
Unrealized loss on trading securities	2,021,250	-
(Gain) on sale of real estate	-	(1,815,870)
Gain on restructuring of debt	(466,350)	-
Minority interest	440,303	324,749
(Increase) decrease of operating assets:
Accounts receivable	(2,818,871)	(2,963,878)
Trading securities	420,832	-
Inventories	(3,794,365)	(486,766)
Prepaid expenses and other current assets	(951,666)	88,391
Drilling rigs held for sale	-	300,000
Other assets	(19,455)	(84,362)
Increase (decrease) in operating liabilities,
net of acquisition of subsidiary:
Accounts payable and accrued expenses	2,440,459	495,764
Net cash used in operating activities	(3,090,301)	(1,775,997)

Cash flows from investing activities:
Purchase of property and equipment	(89,249)	(287,307)
Proceeds from sale of real estate	-	1,350,000
Cash paid for acquisition of subsidiary	(826,700)	-
Cash received on acquisition of subsidiary	56,506	-
Redemption of certificate of deposit	300,000	-
Notes receivable	39,021	15,813
Loans from related parties	11,575	25,824
Net cash provided by (used in) investing activities	(508,847)	1,104,330

Cash flows from financing activities:
Proceeds from exercise of stock options	75,000	-
Net repayment under line-of-credit agreements	(1,245,742)	(889,000)
Proceeds from long-term debt	4,992,889	533,534
Proceeds from borrowing from related parties	-	517,572
Repayment of borrowing from related parties	(684,654)	-
Principal payments on long-term debt	(25,801)	(21,741)
Payment of dividends on preferred stock	(48,750)	(150,000)
Acquisition of treasury stock	(13,657)	-
Net cash provided by financing activities	3,049,285	(9,635)

Net decrease in cash and cash equivalents	(549,863)	(681,302)

Cash and cash equivalents beginning of year	5,079,873	944,233
Cash and cash equivalents end of period	$4,530,010	$262,931

Supplemental schedule of cash flow information:
Interest paid	$194,841	$360,137

See accompanying notes to consolidated financial statements

American International Industries, Inc. Back to Table of Contents
Notes to Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the nine-month periods ended September 30, 2005 and 2004 is eliminated by net operating loss carry forwards.

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

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net earnings (loss) as reported	$193,849	$1,907,847	$(1,821,042)	$1,134,653
Deduct: Total stock-based employee compensation (expense determined under the fair value method for all awards), net of tax effect	-	(84,474)	-	(253,421)
Pro forma net earnings (loss)	193,849	1,823,373	(1,821,042)	881,232
Earnings (loss) per share:
Basic net earnings (loss) per share - as reported	0.05	0.68	(0.57)	0.42
Basic net earnings (loss) per share - pro forma	0.05	0.64	(0.57)	0.32)

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

Consolidated revenues, net operating income (loss) for the nine months ended September 30, 2005 and 2004, and identifiable assets as of September 30, 2005 and 2004, were as follows:

		2005		2004
Revenues:	$		$
Industrial/Commercial		9,602,273		6,560,190
Real estate		-		-
Oil and gas		8,429,982		6,187,726
		$18,032,255		$12,747,916
Operating income (loss):
Industrial/Commercial		$(176,439)		$581,287
Real estate		-		-
Oil and gas		1,573,034		991,297
Corporate		(1,049,647)		(1,309,257)
		$(346,948)		$263,327
Identifiable assets:
Industrial/commercial		$15,297,718		$6,823,790
Real estate		1,075,000		225,000
Oil and gas		7,340,394		5,645,704
Corporate		11,193,668		13,437,539
		$34,906,780		$26,132,033

The Company's areas of operations are in the United States.

(7) Acquisition

Effective April 28, 2005, the Company's majority-owned subsidiary, International American Technologies, Inc. ("IMTG"), entered into a stock purchase agreement to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation ("Hammonds") in consideration for IMTG or the Company providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Company issueing 145,000 restricted shares of common stock and receipt by the Company of a $1,450,000 promissory note. The 145,000 restricted shares weere used in exchange for the cancellation of two minority interests in Hammonds owned by third parties. The total purchase price to acquire 51% of Hammonds was $2,450,000, representing cash payments of $826,700, 145,000 restricted shares valued at $1,450,000 and the assumption of a note payable to one of the former Hammonds shareholders in the amount of $173,300.

Hammonds is a manufacturer of fuel injectors and pumps for the miliatry and commercial aviation industry and a producer of fuel and water additives for the aviation and potable water industries. Sales are made to customers in both the domestic and international markets.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based upon their repective estimated fair values at the acquisition date. The purchase price of $2,450,000 had been allocated as follows:

Current assets	$1,404,371
Property and equipment, net	826,765
Patents and trademarks, net of amortization	173,749
Goodwill	4,603,634
Other non-current assets	18,685
Current liabilities	(2,223,282)
49% interest not acquired	(2,353,922)
$2,450,000