Form 10KSB/A
period 2004-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-01-12
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
_________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2004, the aggregate market value of the 1,777,198 voting common stock held by non-affiliates of the registrant was approximately $13,328,985. At December 31, 2004, the registrant had 2,945,325 shares of common stock outstanding. Issuer's revenues for its most recent fiscal year: $16,687,426.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exhange Act). Yes  ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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
International American Technologies, Inc. ("IMTG"), a publicly traded Exchange Act reporting entity (f/k/a Unlimited Coatings Corporation). On February 28, 2005, IMTG entered into an agreement to acquire 51% of Hammonds Technical Services, Inc. The agreement's effective date was April 2, 2005. Hammonds is in the business of water treatment, fuel handling equipment for military and industrial customers, a provider of fuel injection services for the aviation industry, and designer of a new omni directional vehicle for a wide variety of uses. We own 81.60% of the common stock of IMTG.

Our long-term strategy is to expand the operations of each of our subsidiaries in their respective fields. The Company provides managerial and financial support to our subsidiaries. As part of our business model, we also explore mergers, acquisitions and disposition of businesses and assets from time to time, based upon the reasonable discretion of management and the value added of each potential transaction.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and our telephone number is (281) 334-9479. Our operations as a holding company include the operation and control of our subsidiaries: Delta Seaboard Well Service, Inc., a 51% owned subsidiary;  Northeastern Plastics, Inc., a 100% owned subsidiary; Brenham Oil & Gas, Inc., a 100% owned subsidiary; and International American Technologies, Inc., a 81.60% owned subsidiary that acquired 51% of Hammonds Technical Services, Inc. As of March 31, 2005, the Company and its wholly-owned and majority owned subsidiaries, employed 48 persons.

Delta Seaboard Well Service, Inc.

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. and related entities, Seaboard Equipment Company and Seaboard Well Service (collectively "Delta"), all Texas corporations, for cash consideration in the amount of $1,000,000 pursuant to a stock purchase agreement. We also issued 400,000 shares of series A 5% cumulative redeemable convertible preferred stock ("Series A Preferred Stock") to a creditor of Delta in consideration for the release of the creditors interest in certain of Delta's coastal rigs and in satisfaction of certain Delta indebtedness. The Series A Preferred Stock issued to the former creditor is convertible into shares of the Company's restricted common stock at $10.00 per share. In 2005 the holder of the Series A preferred stock agreed to convert the 400,000 Series A preferred stock into common stock issuable at a rate of 10,000 shares per month.

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

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability and loss of market share for Delta. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies, Key Energy Services, Basic Energy as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta has had historically and may continue to have as a subsidiary of the Company. Delta will rely upon the Company's ability to provide working capital and secure debt and equity financing in order for Delta to continue to expand its oil and gas well services business and to develop its plan to participate in land-based exploration and drilling operations.

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

Brenham Oil & Gas, Inc.

In December 1997, the Company purchased all of the capital stock of Brenham Oil and Gas, Inc., a Texas corporation ("Brenham"). The capital stock of Brenham was purchased from the Daniel Dror II 1976 Trust. The sole beneficiary of the Daniel Dror II 1976 Trust is Daniel Dror II, the adult son of the Company's CEO and Chairman. At present, Brenham's sole asset is an oil, gas and mineral royalty interest interest in Washington County, Texas. The oil, gas and mineral royalty interest is carried on the Company's books at $0, and the Company has not received any income from the royalty interest in 2004 and 2003. Brenham's office is located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077 and the telephone number is (281) 334-9479.

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

International American Technologies, Inc.

Effective June 5, 2002, International American Technologies, Inc.("IMTG"), formerly Unlimited Coatings Corporation, sold its wholly-owned  subsidiary, Marald, Inc., which had been engaged in the business of supplying spray-on linings for trucks, for total consideration of $725,000. Subsequent to the sale of Marald and through the 2004 fiscal year, International American Technologies, Inc. conducted no business operations and had no revenues. In August 2004, International American Technologies, Inc. filed a registration statement on Form 10-SB for the purpose of registering its shares under the Securities Exchange Act of 1934. The registration statement became effective in October 2004 and International American Technologies, Inc. became a reporting company under the Exchange Act.

Acquisition of Hammonds Technical Services, Inc.

Effective on April 2, 2005, IMTG acquired 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds"). The consideration for the acquisition included providing $1,000,000 in working capital and securing a revolving long-term line of credit in the amount of $2,000,000. In connection with the acquisition of Hammonds, IMTG issued a $1,450,000 promissory note to the Company in exchange for the Company's issuance of 145,000 restricted shares, which shares were used to purchase the remaining two minority equity interests in Hammonds owned by third parties. Its common stock is subject to quotation on the pink sheets under the symbol "IMTG".

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

Other Transactions

In June 2002, the Company's real estate subsidiary, T.R.E. Enterprises, Inc., sold approximately 63% of its real estate portfolio to Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. for $6,000,000, evidenced by 1,200,000 shares of Series AA Convertible Preferred Stock, redeemable by ONH at face value of $5.00 per share, which valuation was based on independent appraisals. In December 2002, the Company agreed to convert 300,000 Series AA Convertible Preferred Shares into 3,658,537 shares of ONH common stock, which were subsequently sold in open market transactions during 2003.

During the third quarter of 2004, the Company converted the remaining 900,000 shares of Series AA Convertible Preferred Stock into 875,000 shares of ONH's common stock which shares had a market value of $3,150,000 at the date of conversion. ONH sold real estate to the Company for cash and the real estate was subject to a first lien balance in the amount of $1,100,000. The Company sold the real estate purchased from ONH to an unaffiliated third party during the third quarter of 2004 for a cash payment of $1,350,000 and a promissory note in the amount of $5,000,000, secured by a lien on the real estate. The Company recorded a gain in the amount of $1,815,870 on the sale of the real estate to the unaffiliated third party. As of March 31, 2005, The Company has not sold any of its 875,000 ONH shares.

The Company continues to own 286 undeveloped acres of real estate in Galveston County, Texas. The Company is carrying said property its balance sheet for $225,000. The property's current appraised value is substantially more than the book value.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ended December 31, 2004, the Company operated Brenham and IMTG from its executive offices in Kemah, Texas. During 2004, the Company's  majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities in Houston for economic efficiencies. Delta has executive offices, sales and warehouse in Houston, TX consisting of 12,500 square feet  that are leased from unaffiliated third parties at an annual rental of $120,000. Delta continues to maintain an office and warehouse facility in Louisiana consisting of 5,000 square feet, which are leased from an unaffiliated third party at $1,800 per month. The Company owns the warehouse and office facility utilized by NPI. The Company's executive offices of 1,380 square feet are leased from an unaffiliated third party for $1,335 per month. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, the Company issued restricted shares as follows: on October 8, 2004, 42,810 restricted shares of common stock to International Diversified Corporation, Ltd. (IDC), a corporation owned by Daniel Dror's brother, in consideration for the conversion of $261,139 in convertible debt owed to IDC under a revolving credit note; 6,885 restricted shares were issued to Daniel Dror II, the adult son on Daniel Dror, in consideration for the conversion of $42,000 in debt; and 5,738 restricted shares of common stock to the DDII76 Trust, in consideration for the conversion of $35,000 in debt. The shares were valued at $6.10 based upon the closing price of the shares on the date of conversion. In addition, on December 30, 2004, the Company issued 41,134 restricted shares of common stock to IDC in consideration for the conversion of $205,462 in debt. The shares were valued at $5.00 per share based upon the closing price of the shares on the date of conversion. Daniel Dror is our Chairman and President and disclaims any beneficial interest in IDC, in the Daniel Dror II 1976 Trust or in the shares issued to his adult son. The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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

As a holding company, the Company operates through wholly-owned and majority-owned subsidiaries, as follows: Delta Seaboard Well Service, Inc., a 51% owned subsidiary, is an on-shore oil field well drilling service company; Northeastern Plastics, Inc. (NPI), a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods, has the rights to market certain automotive products under the MOTOR TREND™ and was granted the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products; Brenham Oil & Gas, Inc., a wholly-owned subsidiary, has a royalty interest in a producing gas well; and International American Technologies, Inc.(IMTG.PK), a 81.60% owned subsidiary, acquired 51% of Hammonds Technical Services, Inc., which is engaged in the business of water treatment, fuel handling equipment, provider of fuel injector services, and a designer of a new omni directional vehicle.

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

The Company’s real estate investment policy has been historically to acquire real estate for resale based upon market conditions. The property listed on the balance sheet as real estate held for resale has been renamed real estate acquired for resale and real estate is not a segment of the Company's business.

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

Results of Operations

Consolidated, Year Ended December 31, 2004 Compared With the Year Ended December 31, 2003,

The revenues for the year ended December 31, 2004 were $16,687,426 compared to $7,842,943 for December 31, 2003, representing an increase of $8,844,453 or 113%. Cost of sales for the year ended December 31, 2004 was $12,628,344 compared to $7,285,482 for the year ended December 31, 2003. We had an operating loss of $738,183 for the year ended December 31, 2004 compared to an operating loss of $1,053,057 during the prior year. We had net income of $1,029,414 or $0.37 per share during the year ended December 31, 2004 compared to a net loss of $943,036 or $0.44 per share during the prior year. The gross margins for 2004 were 24.3% compared to 7.1%, or an increase of approximately 250%. We have two reporting segments: industrial/commercial and oil and gas related services; and corporate overhead. Our subsidiary Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold. NPI has purchase orders for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

Our corporate segment had no revenue in 2004 and 2003.

The Corporate segment had a loss of $1,881,439 during fiscal 2004 compared to a loss of $986,685 during the prior year. Consolidated SG & A expenses for the year ended December 31, 2004 were $4,797,265 compared to $1,610,518 for 2003. Total other income was $2,519,712 in 2004 compared to $114,639 in 2003. The principal reason for the increase in other income in 2004 was a gain on the sale of real estate held for resale of $1,815,870.

DELTA

At September 30, 2003, we acquired Delta Seaboard Well Service, Inc. Delta had revenues of $8,952,149 in 2004. Margins for the year were 33.7%. Delta’s operating expenses for the 2004 fiscal year were $2,345,662. Delta generated an operating income of $673,878 and a net income of $1,635,032 in 2004 due to the gain of $1,495,812 on the sale of certain oil rig assets. Because we acquired Delta on September 30, 2003, we reported revenues of $1,481,167 during the 4th quarter of 2003. During the 4th quarter of 2004, Delta had revenues of $2,907,949, representing an increase of 96%. Only Delta’s revenues and expenses for the fourth quarter 2003 are reflected in the consolidated financial statements of the Company. During 2004, Delta consolidated most of its operations from Louisiana into its facilities in Houston, TX to create operating efficiencies. Delta intends to continue to focus on land-based oil and gas operations principally in the Texas Gulf Coast area.

In the fourth quarter of 2003, Delta closed part of its operations in Louisiana, which was losing approximately $400,000 per quarter and had a negative impact on its well service operation in Texas. Delta continues to service the same number of wells annually due to the limitation of the number of usable well service rigs. In fiscal year 2005, Delta has plans to add at least one additional well service rig which could increase revenue by $100,000 per month, with an approximate 35% gross margin which would add an additional $15,000 per month to net income.

Delta, as part of its business, sells salvaged and new pipe to the oil fields. Due to the demand, pipe sales have increased 20% and its associated margins have increased to 40% which has an effect on profitability.

NPI

During the 2004 fiscal year NPI generated revenues of $7,735,277 compared to $6,361,776 during the prior year, representing an increase of $1,373,501 or 22%. The revenue increase was principally due to increased volumes from customers at year end. The increase volume enabled NPI to negotiate lower costs per unit which was reflected in NPI's cost of goods increasing only 15% over the same period. NPI generated operating income of $469,378 for the 2004 fiscal year, compared to an operating loss of $58,017 during the prior fiscal year. During fiscal 2004, operating expenses were $579,782 compared to the $604,556 during the prior fiscal year, or an improvement of 4.3%. NPI was able to generate economic efficiencies by moving from facilities in rural Georgia into a Company owned office and warehouse facility in Houston. NPI also believes that its presence in the large Houston market will enhance is market presence and increase revenues in the future.

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

NPI, whose business is seasonal, received additional unexpected last minute orders from its largest customers in order to fulfill their Christmas requirements; and NPI's net income increased because in the previous year NPI recorded a moving and relocation expense of $100,000 associated with its move from Georgia to Houston, Texas.

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

At December 31, 2004 our working capital was $12,065,215 compared to $12,871,773 at December 31, 2003.

Net increase in cash flow in 2004 was $4,135,640 compared to a total net increase in cash flow of $34,585 in 2003. Cash flows provided by (used in) operating activities were $158,340 in 2004 compared to ($723,300) in 2003. Cash flows provided by (used in) investing activities during 2004 was $3,262,834 compared to ($22,515) during 2003.

Cash flows provided by financing activities during 2004 were $714,466 as compared to $780,400 during 2003.

In 2001, the Company entered into a revolving credit arrangement with International Diversified Industries, Ltd. (IDC), under which IDC agreed to advance up to $1,000,000, from time to time, as required by the Company. The Company granted to IDC a security position in its assets and will be required to repay such amounts drawn under the agreement, in full and with interest at prime, on or before July 5, 2003. The parties agreed to an increase in the amount available under the financing agreement to $1,500,000 and to extend the revolving credit arrangement until July 5, 2005. The Company has not utilized this credit line and Management believes such arrangement continue to provide the Company with sufficient capital, as needed, and has no commitments for any additional financing from IDC. However, the Company believes that if additional debt or other financing is required, such debt or other financing will be available from IDC at terms satisfactory to the Company.

To further increase liquidity and subsequent to year end December 31, 2004, the Company has renegotiated its current $1,000,000 line of credit with Royal Oaks Bank, Houston, TX, which is payable in 18 months. Our subsidiary, NPI, has negotiated a new $5,000,000 line of credit with Wachovia Bank, Delta has negotiated a new line of credit for $1,500,000 with Trust Mark Bank and IMTG’s Hammonds subsidiary has negotiated a new revolving line of credit for $2,000,000 with Texas Community Bank. All of the new lines of credit are due in eighteen months.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Registrant's audited financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this annual report.

Financial Statements

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2004, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of the initial filing of this annual report applicable for the period covered by this report, due to the reclassification, subsequent to the date of initial filing of the annual report.

Changes in internal controls. During the period covered by this amended annual report and subsequent to the year ended December 31, 2004, the Company has adopted changes in our internal control over financial reporting that materially affected our internal control over financial reporting and reclassified the sale of real estate from operating revenues to other income and reclassified the net change in real estate acquired for resale from operating activities to investing activities on the statements of cash flows.

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

Gary D. Woerz, Chief Financial Officer of the Company since October 23, 2003, served as its Assistant Chief Financial Officer from April 2003 until October 23, 2003. From 2000 to 2002, Mr. Woerz served as chief financial officer of Phymetrics, Inc., which was a subsidiary of High Voltage Engineering. Phymetrics was a multi-divisional manufacturing and laboratory service company. From 1998 to 2000, Mr. Woerz served as chief financial officer of Virtual Founders LLC, San Jose, CA, whose business involved investment banking and management consulting services to development stage high technology companies.

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

The Company or its subsidiaries do not maintain life insurance on any of its directors or employees. The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion under Part II, and Recent Sales of Unregistered Securities with regard to the transactions involving the issuance of unregistered shares issued upon conversion of debt to International Diversified Corporation, Ltd., a company controlled by Mr. Dror's brother. Daniel Dror II, Mr. Dror's adult son; the Daniel Dror II 1976 Trust, of which Daniel Dror II is beneficiary, were issued shares upon conversion of debt.

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

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by R.E. Bassie & Co. for the audit of the Registrant's annual financial statements for the years ended December 30, 2004 and 2003, and fees billed for other services rendered by R.E. Bassie & Co during those years.

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
January 12, 2006

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
January 12, 2006

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

As discussed in Note 18 to the financial statements, the 2004 and 2003 consolidated financial statements have been restated to properly report the gains and losses on the sale of real estate acquired for resale and to reclass several transactions on the statements of cash flows.

/s/ R. E. Bassie & Co.

Houston, Texas
March 15, 2005, except for note 18, which is as of October 24, 2005

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,079,873	$944,233
Certificate of deposit	300,000	300,000
Trading securities	3,874,500	8,400
Available-for-sale securities	-	4,500,000
Accounts receivable, less allowance for doubtful accounts of
$81,162 in 2004 and $1,008,466 in 2003	3,012,398	3,412,514
Accounts receivable from related parties	11,575	294,214
Inventories	1,235,743	1,181,085
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	1,230,647	5,317,956
Prepaid expenses and other current assets	358,853	577,249
Total current assets	15,328,589	16,760,651

Note receivable	4,324,447	964,866
Property and equipment, net of accumulated
depreciation and amortization	2,406,780	2,126,059
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 in 2004 and 2003	674,539	674,539
Other assets	11,490	11,490
Total assets	$22,745,845	$20,537,605
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,889,070	$3,376,025
Short-term notes payable	609,300	312,000
Loans due to related parties	684,654	-
Current installments of long-term debt	80,350	200,853
Total current liabilities	3,263,374	3,888,878
Long-term debt, less current installments	1,698,504	2,187,359
Minority interest	1,942,570	1,075,072
Total liabilities	6,904,448	7,151,309

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
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	2004	2003
	Restated	Restated
Revenues	$16,687,426	$7,842,943
Costs and expenses:
Cost of sales	12,628,344	7,285,482
Selling, general and administrative	4,797,265	1,610,518
Total operating expenses	17,425,609	8,896,000

Operating loss	(738,183)	(1,053,057)

Other income (expenses):
Interest income	170,419	46,555
Realized losses on marketable trading securities	(8,400)	(251,566)
Unrealized losses on marketable trading securities	(679,710)	-
Gain (loss) on the sale of real estate acquired for resale	1,815,870	(14,000)
Gain on the sale of assets	1,495,812	499,600
Interest expense	(277,898)	(235,295)
Other income	3,619	69,345
Total other income (expenses)	2,519,712	114,635

Net income (loss) from operations before income tax and minority interest	1,781,529	(938,418)

Provision for income tax	-	-
Net income (loss) from operations before minority interest	1,781,529	(938,418)
Minority interest	(752,115)	(4,618)
Net income (loss) applicable to common shareholders	$1,029,414	$(943,036)

Net income (loss) applicable to common shareholders:
Basic	$0.37	$(0.44)
Diluted	$0.33	$(0.44)

Weighted average common shares:
Basic	2,763,100	2,132,646
Diluted	3,162,100	2,132,646

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

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,029,414	$(943,036)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	141,163	131,847
Common stock issued for services	1,083,717	340,049
Realized losses on marketable trading securities	8,400	251,566
Unrealized losses on trading securities	679,710	-
(Gain) loss on sale of real estate acquired for resale	(1,815,870)	14,000
(Gain) on sale of drilling rigs	(1,495,812)	-
(Gain) on sale of assets	-	(499,600)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	400,116	(781,960)
Inventories	(54,658)	(379,144)
Drilling rigs held for sale	583,121	1,000,000
Prepaid expenses	218,396	(238,565)
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(1,486,955)	376,925
Minority interest	867,498	4,618
Net cash (used in) provided by operating activities	158,340	(723,300)

Cash flows from investing activities:
Capital expenditures for property and equipment	(421,884)	(278,545)
Proceeds from sale of real estate acquired for resale	1,350,000	86,000
Proceeds from sale of drilling rigs	5,000,000	-
Net change in investments	(54,210)	1,255,634
Real estate acquired for resale	(2,937,046)	-
Receipts of principal payments on long-term notes receivable	43,335	24,177
(Increase) decrease in accounts receivable from related parties	282,639	(109,781)
Cash paid for acquisition of subsidiary	-	(1,000,000)
Net cash provided by (used in) investing activities	3,262,834	(22,515)

Cash flows from financing activities:
Proceeds from long-term debt	-	1,190,000
Proceeds from long-term borrowings from related parties	1,481,081	413,418
Repayment of borrowings from related parties	(254,557)	-
Net borrowings (repayments) under lines of credit agreements	297,300	35,227
Principal payments on long-term debt	(609,358)	(858,245)
Dividends paid	(200,000)	-
Net cash provided by financing activities	714,466	780,400

Net increase in cash	4,135,640	34,585

Cash and cash equivalents at beginning of year	944,233	909,648
Cash and cash equivalents at end of year	$5,079,873	$944,233

Supplemental schedule of cash flow information:
Interest paid	$277,898	$235,295
Taxes paid	$-	$30,384
Non-cash transactions:
Issuance of preferred shares for payment of debt	$-	$4,000,000
Issuance of common shares for payment of debt to related parties	541,870	1,865,556

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

Effective March 3, 2003, the Company foreclosed on the 90,000,000 shares of common stock (100% of all outstanding capital stock) of Har-Whits/Pitts & Spitts, Inc. (HWPS) that the Company held as collateral for payment of the two $1,000,000 notes held by the Company for the sale of HWPS in March 2001 (see below). The foreclosure on the shares gave the Company rights to the machinery and equipment owned by HWPS. Effective March 22, 2003, the Company sold the machinery and equipment to an individual for $499,200. The compensation for the sale consists of a note in the amount of $499,200. The note bears interest at 4%, which is due in monthly installments, and the principal balance is due in annual installments of $20,000 for the first three years, with the remaining balance due on March 21, 2007. The Company recognized the entire gain on the sale of machinery and equipment at the time of the transaction because of the credit worthiness of the buyer. The notes receivable are assessed for impairment as of each reporting date.

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

At December 31, 2004, the Company had one remaining property of real estate acquired for resale. The property consists of 286 acres of undeveloped land located on Galveston Bay, Texas.

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

(11) Related Party Transactions

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