Form 10KSB/A
period 2004-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-01-30
CIK 1073146

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

At December 31, 2004 our working capital was $12,065,215 compared to $12,871,773 at December 31, 2003.

Net increase in cash flow in 2004 was $4,135,640 compared to a total net increase in cash flow of $34,585 in 2003. Cash flows used in operating activities were $1,438,744 in 2004 compared to cash used of $723,300 in 2003. Cash flows provided by investing activities during 2004 was $6,209,918 compared to cash used of $22,515 during 2003. Cash flows used by financing activities during 2004 were $635,534 as compared to cash provided of $780,400 during 2003.

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

Financial Statements

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 31, 2004, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of the filing of this annual report applicable for the period covered by this report, due to the reclassification, subsequent to the date of filing of the annual report, of certain line items in the consolidated Statement of Operations reclassifying the sale of real estate from operating revenues to other income, and Statement of Cash Flows, reclassifying the net change in real estate acquired for resale from operating activities to investing activities.

Changes in internal controls. During the period covered by this annual report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
January 25, 2006

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
January 25, 2006

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

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003

	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,029,414	$(943,036)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	141,163	131,847
Common stock issued for services	1,083,717	340,049
Realized losses on marketable trading securities	8,400	251,566
Unrealized losses on trading securities	679,710	-
(Gain) loss on sale of real estate acquired for resale	(1,815,870)	14,000
Discount on notes receivable	(1,597,084)	-
(Gain) on sale of drilling rigs	(1,495,812)	-
(Gain) on sale of assets	-	(499,600)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	400,116	(781,960)
Inventories	(54,658)	(379,144)
Drilling rigs held for sale	583,121	1,000,000
Prepaid expenses	218,396	(238,565)
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(1,486,955)	376,925
Minority interest	867,498	4,618
Net cash used in operating activities	(1,438,744)	(723,300)

Cash flows from investing activities:
Capital expenditures for property and equipment	(421,884)	(278,545)
Proceeds from sale of real estate acquired for resale	1,350,000	86,000
Proceeds from sale of drilling rigs	5,000,000	-
Net change in investments	(54,210)	1,255,634
Receipts of principal payments on long-term notes receivable	53,373	24,177
(Increase) decrease in accounts receivable from related parties	282,639	(109,781)
Cash paid for acquisition of subsidiary	-	(1,000,000)
Net cash provided by (used in) investing activities	6,209,918	(22,515)

Cash flows from financing activities:
Proceeds from long-term debt	-	1,190,000
Proceeds from long-term borrowings from related parties	1,481,081	413,418
Repayment of borrowings from related parties	(254,557)	-
Net borrowings (repayments) under lines of credit agreements	297,300	35,227
Principal payments on short-term debt	(1,350,000)	-
Principal payments on long-term debt	(609,358)	(858,245)
Dividends paid	(200,000)	-
Net cash provided by (used in) financing activities	(635,534)	780,400

Net increase in cash	4,135,640	34,585

Cash and cash equivalents at beginning of year	944,233	909,648
Cash and cash equivalents at end of year	$5,079,873	$944,233

Supplemental schedule of cash flow information:
Interest paid	$277,898	$235,295
Taxes paid	$-	$30,384
Non-cash transactions:
Issuance of preferred shares for payment of debt	$-	$4,000,000
Issuance of common shares for payment of debt to related parties	541,870	1,865,556
Receipt of note receivable for sale of real estate acquired for resale	3,401,916

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

(16) Segment Information

The Company has two reportable segments and corporate overhead: industrial/commercial and oil and gas related services. The industrial/commercial segment includes (1) a supplier of automotive after-market products and (2) a holding company for future commercial ventures. The oil and gas related services segment owns an oil, gas and mineral royalty interest in Washington County, Texas, which interest is carried on the Company's books at $0, and from which the Company has not received any income in 2004 and 2003. The oil and gas related services segment also is related to Delta Seaboard Well Services, Inc. which provides a broad range of supplies and services that are used by oil and gas companies. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		As Previously Reported				As Restated
		December 31				December 31
		2004		2003		2004		2003
Revenues:	$		$		$		$
Industrial/Commercial
		7,735,277		6,361,776		7,735,277		6,361,776
Oil and gas related services
		8,952,149		1,481,167		8,952,149		1,481,167
Real estate
		4,752,916		86,000		-		-
Corporate
		-		-		-		-
		$21,440,342		$7,928,943		$16,687,426		$7,842,943

Income (loss) from operations:	$		$		$		$
Industrial/Commercial
		469,378		(61,706)		469,378		(61,706)
Oil and gas related services
		673,878		(4,666)		673,878		(4,666)
Real estate
		1,812,018		(15,927)		-		-
Corporate
		(1,877,587)		(984,758)		(1,881,439)		(986,685)
		$1,077,687		$(1,067,057)		$(738,183)		$(1,053,057)

Identifiable assets:	$			$		$
Industrial/Commercial
		3,502,691	3,908,577		3,502,691		3,908,577
Oil and gas related services
		5,926,931	5,290,382		5,926,931		5,290,382
Real estate
		5,428,600	5,518,452		-		-
Corporate
		7,887,623	5,820,194		13,316,223		11,338,646
		$22,745,845	20,537,605		$22,745,845		$20,537,605

(17) Subsequent Events

In March 2005, International American Technologies, Inc., formerly Unlimited Coating Corporation, a majority-owned subsidiary of the Company, signed a definitive agreement to acquire a 51% interest in Hammonds Technical Services, Inc. based in Houston, Texas, which agreement closed on Aopril 2, 2005.

(18) Restatements

The 2004 and 2003 statements of operations and statements of cash flows have been restated to reclassify the net effect of the sale of real estate to a separate line item "gain on the sale of real estate acquired for resale", to reclassify the net change in real estate acquired for resale from operating activities to investing activities and recognize the effect of the discount on notes receivable on the statement of cash flows as follows:

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Years ended December 31:
Statements of Operations
Revenues	$21,440,342	$16,687,426	$7,928,943	$7,842,943
Cost of sales	15,565,390	12,628,344	7,385,482	7,285,482
Total operating expenses	20,362,655	17,425,609	8,996,000	8,896,000
Operating income (loss)	1,077,687	(738,183)	(1,067,057)	(1,053,057)
Gain (loss) on sale of real estate	-	1,815,870	-	(14,000)
Total other income (expenses)	703,842	2,519,712	128,639	114,639
Statements of Cash Flows
Net cash provided by (used in) operating activities	(1,055,899)	(1,438,744)	618,334	(723,300)
Net cash provided by (used in) investing activities	4,902,090	6,209,918	(1,364,149)	(22,515)
Net cash provided by (used in) financing activities	289,449	(635,534)	780,400	780,400