Form 10QSB/A
period 2005-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-02-15
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
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

Overview

We are a holding company and have two reportable segments and corporate overhead: (1) industrial/commercial and (2) oil and gas. The industrial/commercial segment includes: (1)  industrial/ commercial (a) Northeastern Plastics, Inc. ("NPI") a wholly-owned subsidiary, which is a supplier of automotive after-market and consumer electrical products; and  b) through our 81.6% subsidiary, International American Technologies, Inc. ("IMTG), a publicly traded entity (f/k/a Unlimited Coatings Corporation), which entered into an agreement to acquire 51% of Hammonds Technical Services, Inc. ("Hammonds"), a manufacturer of water treatment equipment, fuel injectors, fuel additives and Hammonds new omni directional vehicle (ODV); and (2) the oil and gas related services segment owns an oil, gas and mineral royalty interest in Washington County, Texas, carried on the Company's books at $0, and Delta Seaboard Well Services, Inc. ("Delta"), which is engaged in the oil and gas drilling equipment and service business.

On February 28, 2005, IMTG, our 81.6% owned subsidiary, entered into an agreement to acquire 51% of Hammonds, which agreement closed in April, 2005. Hammonds is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Report on Form 10-KSB/A for our year ended December 31, 2004 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

The Company takes an active role in the subsidiary companies it acquires, in order to foster growth and profitability by providing its financial resources and management expertise. American International Industries has industrial/commercial and oil and gas assets and operations in and around the Houston, Texas area. Each of these portfolio companies is expected to grow in its particular market or industry. By operating as a holding company, we provide both financial assistance and professional business expertise and management services to our subsidiaries. Our role is to improve each portfolio company's access to capital, help them benefit from the economies of scale through the consolidation of administrative functions, and provide management expertise from each company's corporate personnel.

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

Corporate overhead includes our investment activities including financing current operations and expansion of our current holdings, as well as evaluating the feasibility of entering into additional businesses. Our discussion under "Results of Operations" and "Liquidity and Capital Resources" below is on a consolidated basis. For reference to "Industry Segments". See Note 6 to the Notes to Consolidated Financial Statements under Item 1, Financial Statements above. Results of Operations - American International Industries, Inc. - Consolidated.

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

Our consolidated net loss for the three-month period ended March 31, 2005 was $1,760,943, compared to consolidated net loss of $281,793 for the comparable period of the prior year. Excluding an unrealized loss on investments of $2,006,432, the Company would have reported consolidated net income of $245,489 during the three-month period ended March 31, 2005, compared to a consolidated net loss of $281,793 for the same period of the prior year. The unrealized loss on investments in marketable securities was related to the decline in price of the shares of common stock of Orion Healthcorp, Inc., f/k/a Surgicare Inc. (AMEX:ONH), which the Company received upon the conversion of a series of preferred stock. The market price of the ONH shares has fluctuated significantly and the Company has not sold any of the ONH shares that it holds. If the market price of the ONH shares increases or decreases, the Company will adjust the unrealized loss or gain accordingly.

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

Liquidity and Capital Resources

Total assets at March 31, 2005 were $21,522,848 compared to $22,745,845 at December 31, 2004. Total liabilities at March 31, 2005 were $7,377,694 compared to $6,904,448 at December 31, 2004. At March 31, 2005, consolidated working capital was $10,652,216 as compared to working capital of $12,065,215 at December 31, 2004. Our consolidated cash position at March 31, 2005 was $5,200,382 compared to $5,079,873 at December 31, 2004.

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

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant has not filed a Form 8-K during the three-month period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: February 14, 2006
/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: February 14, 2006

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
March 31, 2005 (Unaudited) and December 31, 2004

	March 31, 2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,200,382	$5,079,873
Certificate of deposit	-	300,000
Trading securities	887,722	3,874,500
Accounts receivable, less allowance for doubtful accounts of
$81,162 at March 31, 2005 and December 31, 2004	2,314,758	3,012,398
Accounts receivable from related parties	251,728	11,575
Inventories	3,280,384	1,235,743
Real estate acquired for sale	225,000	225,000
Drilling rigs held for sale	1,230,647	1,230,647
Prepaid expenses and other current assets	878,557	358,853
Total current assets	14,269,178	15,328,589

Note receivable	4,298,217	4,324,447
Property and equipment, net of accumulated
depreciation and amortization	2,269,274	2,406,780
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 at March 31, 2005 and December 31, 2004	674,539	674,539
Other assets	11,640	11,490
Total assets	$21,522,848	$22,745,845
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,699,701	$1,889,070
Short-term notes payable	709,300	609,300
Short-term loans to related parties	100,378	684,654
Current installments of long-term debt	100,581	80,350
Total current liabilities	3,609,960	3,263,374
Long-term debt, less current installments	1,708,476	1,698,504
Minority interest	2,059,258	1,942,570
Total liabilities	7,377,694	6,904,448

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 390,000 shares issued and outstanding at December 31, 2004 and
400,000 shares issued and outstanding at December 31, 2003.	390	390
Common stock, $.001 par value. Authorized 10,000,000 shares:
2,925,325 shares issued and 2,922,805 shares outstanding at March 31, 2005,
2,905,325 shares issued and 2,902,805shares outstanding at December 31, 2004	2,925	2,905
Additional paid-in capital	26,321,450	26,208,020
Accumulated deficit	(12,145,583)	(10,335,890)
	14,179,182	15,875,425
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	14,145,154	15,841,397
Total liabilities and stockholders' equity	$21,522,848	$22,745,845
See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three months ended March 31, 2005 and 2004 (Unaudited)
	2005	2004
Revenues	$4,115,692	$2,861,084
Costs and expenses:
Cost of sales	2,427,835	1,075,775
Selling, general and administrative	1,366,566	1,977,847
Total operating expenses	3,794,401	3,053,622

Operating income (loss)	321,291	(192,538)

Other income (expenses):
Interest income	72,007	22,432
Realized gain on sale of investments	11,700	37,500
Unrealized losses on investments	(2,006,432)	-
Interest expense	(62,821)	(80,859)
Total other income (expenses)	(1,985,546)	(20,927)

Net loss before income tax	(1,664,225)	(213,465)
Provision for income taxes	-	-
Net loss from operations before minority interest	(1,664,225)	$(213,465)

Minority interest	(96,688)	(68,328)

Net loss	$(1,760,943)	$(281,793)

Net income (loss) applicable to common shareholders:
Basic	$(0.60)	$(0.11)
Diluted	$(0.60)	$(0.11)

Weighted average common shares:
Basic	2,920,325	2,655,382
Diluted	2,920,325	2,655,382
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

(6) Industry Segments

The Company has two reportable segments and corporate overhead: industrial/commercial and oil and gas related services. The industrial/commercial segment includes (1) a supplier of automotive after-market products (NPI) and (2) a holding company for future commercial ventures (IMTG). The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0, and an onshore rig-based well servicing contracting and related services company providing service to the oil and gas industry (Delta). The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained. The Company's areas of operations are in the United States.

Consolidated revenues, net operating losses for the three months ended March 31, 2005 and 2004, and identifiable assets as of March 31, 2005 and 2004, were as follows:
		2005		2004
Revenues:	$		$
Industrial/Commercial		1,346,749		741,975
Oil and gas		2,768,943		2,119,109
		$4,115,692		$2,861,084
Operating income (loss):
Industrial/Commercial		$(63,200)		$(21,774)
Oil and gas		715,363		262,400
Corporate		(330,872)		(433,164)
		$321,291		$(192,538)
Identifiable assets:
Industrial/commercial		$5,267,371		$3,831,486
Oil and gas		6,026,783		5,542,367
Corporate		10,228,694		11,223,317
		$21,522,848		$20,597,170