Form 10QSB/A
period 2005-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-02-15
CIK 1073146

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

At June 30, 2005, the Registrant had 3,081,425 shares of common stock issued.

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

Overview

We are a holding company and during the six-month period ended June 30, 2005, we had the following operating subsidiaries: Northeastern Plastics, Inc. (NPI), Brenham Oil & Gas, Inc. (Brenham, which is dormant), Delta Seaboard Well Service, Inc. (Delta) and International American Technologies, Inc. (IMTG), a publicly traded entity. On February 28, 2005 IMTG entered into an agreement to acquire 51% of Hammonds Technical Services, Inc., which agreement was closed in April, 2005. Hammonds is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of duel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. We own 81.6% of the common stock of IMTG.. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Report on Form 10-KSB/A for our year ended December 31, 2004 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

We have two reportable segments and corporate overhead: industrial/commercial and oil and gas related activities. The industrial/commercial segment includes: (1) a supplier of automotive after-market and consumer electrical products (NPI) and IMTG which has an operating subsidiary, Hammonds, which is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of duel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses and (2) an oil and gas and related services segment, which owns an oil, gas and mineral royalty interest in Washington County, Texas, carried on the Company's books at $0, and Delta Seaboard Well Services, which is engaged in the oil and gas drilling equipment and service business.

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

Three and Six months Ended June 30, 2005 Compared to Three and Six months Ended June 30, 2004

Our consolidated net losses for the three and six-month periods ended June 30, 2005 were $253,948 and $2,014,891, respectively, compared to consolidated net losses of $491,401 and $773,194, respectively during the same periods in the prior year. During the three and six-month periods ended June 30, 2005, Delta posted net earnings of $210,191 and $515,412. Delta expects the strong business environment to prevail during the second half of the year. NPI posted net losses of $62,962 and $140,589, respectively. NPI's business is seasonal and therefore most of its profits will be in the third quarter. We expect a strong performance of NPI in the second half of this fiscal year due to the fact that NPI currently has a backorder of over $5,000,000. IMTG, with its operating subsidiary Hammonds Technical Services, reported net earnings of $125,806 for the two-month period starting April 28. The holding company incurred a net loss of $2,256,838 mainly due to an unrealized loss in value of its trading securities, and specifically its holdings in Orion Healthcorp shares. See the discussion under SRG Agreements below. The market price of the ONH shares (formerly Surgicare shares) has flucutated significantly and the Company has not sole any of the ONH shares that it holds. If the market price of the ONH shares increases or decreases, the Company will adjust the unrealized loss or gain accordingly.

Net revenues for the three and six months ended June 30, 2005 were $4,869,929 and $8,985,621 respectively, compared to $3,527,298 and $6,388,382 respectively, for the three and six-months period ended June 30, 2004. The increase is due to acquisition of Hammonds Technical Services and the strong performances of Delta and NPI during the period. The Selling, general and administrative expenses during the three and six-month periods ended June 30, 2005, were $2,913,405 and $4,279,971, respectively, which compares to $373,341 and $2,351,188 for the three and six months ended June 30, 2004. Delta continues to service the same number of wells annually due to the limitation of the number of usable well service rigs. In fiscal year 2005 Delta plans to add at least one additional well service rig which could increase revenue by $100,000.00 per month, with an approximate gross margin of 35% which would add an additional $15,000.00 per month to net income. Delta as part of its business sells salvaged and new pipe to the oil fields. Due to the demand of "pipe sales" it has increased 20% and its associated margins have increased to 40%, which has had and will continue to have an effect of profitability. With NPI’s current backlog at over $5,000,000 we expect NPI’s year-end revenue to exceed $8,000,000 a significant increase over last years revenue. IMTG’s newly acquired subsidiary Hammonds Technical Services is estimating that its revenue for the next six months could exceed $4,000,000.

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

In order to improve its financial flexibility and enhance liquidity the Company has recently renegotiated its current $1,000,000 line of credit which is now repayable in 18 months. Our subsidiary, NPI, has recently negotiated a new $5,000,000 line of credit, our Delta subsidiary has recently negotiated a new line of credit for $1,500,000 and IMTG’s newly acquired subsidiary, Hammonds, has negotiated a new revolving line of credit for $2,000,000. All of the new lines of credit are due in eighteen months.The Company believes that it has a good relationship with its lenders and that it will be able to renew or refinance the above described lines of credit at or before maturity.

SRG Agreements

In June 2002, the Company’s real estate subsidiary sold real estate consisting of approximately 63% of its real estate portfolio to Orion Healthcorp, Inc.(AMEX: ONH), f/k/a SurgiCare, Inc. (AMEX: SRG). The purchase price of $6 million evidenced by 1,200,000 shares of SRG Series AA Convertible Preferred Stock, redeemable by SRG at $5.00 per share, for the real estate was determined following receipt by SRG of independent appraisals of the real estate. In December 2002 the Company agreed to convert 300,000 Series AA shares into 3,658,537 shares of SRG common stock, which were sold by the Company during 2003. SRG had the right to redeem the remaining 900,000 Series AA shares for $4,500,000 in cash or SRG common stock in increments of 300,000 Series AA shares on June 2004, 2005 and 2006.

During the quarter ended June 30, 2004, SRG issued 8,750,000 shares of SRG's common stock to the Company having a then market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in common stock, SRG transferred to the Company the real estate owned by SRG to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay SRG $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

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

On July 12,2005 the Company filed a lawsuit against Orion Healthcorp. Inc. (f/k/a Surgicare, Inc.) and Brantley Venture Partners alleging common law fraud, stock fraud, misrepresentation, civil conspiracy and violations of the rules of the American Stock Exchange. We are seeking actual damages of $3,800,000, punitive damages of $3,800,000 and rescission of the agreement to convert the the shares of Series AA preferred stock into shares of common stock.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of the initial filing of this quarterly report applicable for the period covered by this report, due to the reclassification, subsequent to the date of filing of the quarterly report, of certain line items in the consolidated Statement of Cash Flows applicable to the six-month period ended June 30, 2004, reclassifying the net change in real estate acquired for resale from operating activities to investing activities.

Changes in internal controls. During the period covered by this quarterly report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Registrant has not filed a Form 8-K during the three-month period ended June 30, 2005.

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

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 390,000 shares issued and outstanding at June 30, 2005 and
at December 31, 2004.	390	390
Common stock, $.001 par value. Authorized 10,000,000 shares:
3,081,425 shares issued and 3,078,905 shares outstanding at June 30, 2005,
and 2,905,325 shares issued and 2,902,805 shares outstanding at December 31, 2004	3,081	2,905
Additional paid-in capital	27,827,029	26,208,020
Accumulated deficit	(12,448,281)	(10,335,890)
	15,382,219	15,875,425
Less treasury stock, at cost (2,520 shares)	(34,028)	(34,028)
Total stockholders' equity	15,348,191	15,841,397
Total liabilities and stockholders' equity	$28,615,513	$22,745,845

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three and six months ended June, 30 2005 and 2004
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$4,869,929	$3,527,298	$8,985,621	$6,388,382
Costs and expenses:
Cost of sales	2,369,052	3,390,280	4,796,887	4,466,055
Selling, general and administrative	2,913,405	373,341	4,279,971	2,351,188
Total operating expenses	5,282,457	3,763,621	9,076,858	6,817,243

Operating loss	(412,528)	(236,323)	(91,237)	(428,861)

Other income (expenses):
Interest income	49,066	3,754	121,073	26,186
Realized gains (losses) on investments	-	-	(412,000)	37,500
Unrealized gain and (losses) on trading securities	(108,185)	-	(1,690,917)	-
Interest expense	(3,276)	(44,601)	(66,097)	(125,460)
Other income (expense)	521,458	(48,749)	521,458	(48,749)
Total other income (expenses)	459,063	(89,596)	(1,526,483)	(110,523)

Net income (loss) before income tax	46,536	(325,919)	(1,617,720)	(539,384)
Provision for income taxes	-	-	-	-
Net income (loss) from operations before minority interest	46,536	(325,919)	(1,617,720)	(539,384)
Minority interest	(300,483)	(165,482)	(397,171)	(233,810)
Net loss	$(253,948)	$(491,401)	$(2,014,891)	$(773,194)

Net earnings (loss) applicable to common shareholder
Basic	$(0.08)	$(0.18)	$(0.67)	$(0.29)
Diluted	$(0.08)	$(0.18)	$(0.67)	$(0.29)

Weighted average common shares
Basic	3,050,321	2,733,122	2,986,183	2,695,632
Diluted	3,050,321	2,733,122	2,986,183	2,695,632

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(2,014,891)	$(773,194)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	84,438	70,422
Common stock issued for services	179,575	817,210
Realized losses on the sale of trading securities	412,000	-
Unrealized loss on trading securities	1,627,500	-
Minority interest	397,171	233,810
(Increase) decrease of operating assets:
Accounts receivable	(369,566)	(293,940)
Inventories	(2,725,380)	(408,514)
Prepaid expenses and other current assets	(803,157)	239,334
Other assets	1,017	(59,362)
Increase (decrease) in operating liabilities,
net of acquisition of subsidiary:
Accounts payable and accrued expenses	589,411	(947,526)
Net cash used in operating activities	(2,621,882)	(1,121,760)

Cash flows from investing activities:
Purchase of property and equipment	(11,469)	(104,515)
Proceeds from sale of equity investments	1,046,303	-
Cash received on acquisition of subsidiary	56,506	-
Redemption of certificate of deposit	300,000	-
Notes receivable	23,133	30,197
Loans from related parties	(224,559)	(116,845)
Net cash provided by (used in) investing activities	1,189,914	(191,163)

Cash flows from financing activities:
Proceeds from short-term borrowing	886,380	124,565
Proceeds from long-term debt	2,114,662	88,316
Proceeds from borrowing from related parties	-	644,246
Repayment of borrowing from related parties	(684,654)	-
Repayment of short-term notes payable	(1,497,822)	-
Principal payments on long-term debt	-	(14,454)
Payment of dividends on preferred stock	(97,500)	(100,000)
Net cash provided by financing activities	721,066	742,673

Net decrease in cash and cash equivalents	(710,902)	(570,250)

Cash and cash equivalents beginning of year	5,136,379	944,233
Cash and cash equivalents end of period	$4,425,477	$373,983

Supplemental schedule of cash flow information:
Interest paid	$66,097	$125,460

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

(6) Industry Segments

The Company has two reportable segments and corporate overhead: industrial/commercial, oil and gas, and real estate. The industrial/commercial segment includes (1) a supplier of automotive after-market products and (2) a business engaged in water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0, and an onshore rig-based well servicing contracting company providing services to the oil and gas industry. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

Consolidated revenues, net operating losses for the six months ended June 30, 2005 and 2004, and identifiable assets as of June 30, 2005 and 2004, were as follows:

		2005		2004
Revenues:	$		$
Industrial/Commercial		3,499,435		2,055,504
Oil and gas		5,486,186		4,332,878
		$8,985,621		$6,388,382
Operating income (loss):
Industrial/Commercial		$(300,926)		$(20,822)
Oil and gas		990,781		690,047
Corporate		(598,618)		(1,098,086)
		$91,237		$(428,861)
Identifiable assets:
Industrial/commercial		$11,166,444		$2,980,720
Oil and gas		6,215,677		5,489,528
Corporate		11,233,392		12,135,712
		$28,615,513		$20,605,960

The Company's areas of operations are in the United States.

(7) Subsequent Events

On July 28, 2005, the Company's board of directors declared a cash dividend of $0.05 per share of common stock and a 20% stock dividend for shareholders of record as of August 26, 2005.

On July 12, the Company accepted a cash offer of $14,525,000 from an investor group based in Mesa, Arizona to sell the Company's remaining 287 acres of undeveloped real estate. The sale is subject to customary contingencies of a real estate transaction, such as obtaining of permits and other due diligence. The real estate is carried on the Company's balance sheet at $225,000.