Form 10QSB/A
period 2005-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-02-15
CIK 1073146

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

Overview

We are a holding company and during the nine-month period ended September 30, 2005, we had the following operating subsidiaries: Northeastern Plastics, Inc. (NPI), Brenham Oil & Gas, Inc. (Brenham, which is dormant), Delta Seaboard Well Service, Inc. (Delta) and International American Technologies, Inc. (IMTG), a publicly traded entity. On February 28, 2005, IMTG entered into an agreement to acquire 51% of Hammonds Technical Services, Inc., which agreement was closed in April, 2005. Hammonds is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. We own 81.6% of the common stock of IMTG. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor. Reference is made to our Annual Report on Form 10-KSB/A for our year ended December 31, 2004 for a full discussion of our business and subsidiaries under "Description of Business" and Note 2, "Acquisitions and Divestitures" of the Notes to Consolidated Financial Statements.

We have two reportable segments and corporate overhead: industrial/commercial and oil and gas related activities. The industrial/commercial segment includes: (1) NPI, a supplier of automotive after-market and consumer electrical products;  and (2) IMTG's operating subsidiary, Hammonds, which is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. The oil and gas segment includes an oil, gas and mineral royalty interest in Washington County, Texas, carried on the Company's books at $0, and Delta, which is engaged in the oil and gas drilling equipment and service business. During the quarter ended September 30, 2005, we acquired 10 acres with a 106,000 square foot manufacturing facility in Houston, TX for use by IMTG's subsidiary, Hammonds. We had the following operating subsidiaries during the quarter ended September 30, 2005: Delta, NPI and IMTG/Hammonds and Brenham, a dormant subsidiary.

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

Three and Nine months Ended September 30, 2005 Compared to Three and Nine months Ended September 30, 2004

Net revenues for the three and nine-month periods ended September 30, 2005 were $9,046,634 and $18,032,225 respectively, compared to $1,606,618 and $7,995,000 respectively, for the three and nine-month periods ended September 30, 2004, representing an increase of over 463% and 125%, respectively.  The increase in revenues is due primarily to the increase in drilling pipe sales at Delta, the increase in revenues at NPI resulting from the license to sell the Motortrend and Good Housekeeping products and the revenues generated from the acquisition of Hammonds Technical Services.

Consolidated net income (loss) for the three and nine-month periods ended September 30, 2005 were $193,849 and $(1,821,042) respectively, compared to consolidated net income of $1,907,847 and $1,134,653 respectively, for the comparable period of the prior year. The consolidated net loss for the nine month period is directly attributable to the market price decline in the common stock of Orion Healthcorp. (f/k/a Surgicare Inc.) of  $2,021,250. See the discussion under SRG Agreements below. During the three and nine-month periods ended September 30, 2005, Delta had net income of $493,664 and $1,009,076 as compared with $193,775 and $694,323 for the comparable periods in 2004. Delta also expects the strong business environment to prevail during the last three months of the year. NPI had net income of $443,237 and $302,648 during the three and nine month periods of 2005 as compared to $519,022 and $547,805 in 2004. NPI's distribution business is seasonal and historically most of its profits are in the third and fourth quarters. NPI expects a strong fourth quarter as it currently has a backorder of over $2,500,000. The results of operations for IMTG for the three and nine month periods ended September 30, 2005 are not comparative to IMTG's results of operations for the prior year because IMTG acquired Hammonds in April 2005 and during 2004 IMTG was a non-operating company. During the three-month period ended September 30, 2005, IMTG's gross revenues were $1,128,887 and had an operating loss of $443,039 and we expect that IMTG's operating loss to decline due to its current backlog of orders and its new line of OMVs. The IMTG loss was principally due to the closing of the Hammonds facility for two weeks in preparation for Hurricane Rita. In prior years Hammonds manufacturing facility had experienced severe flooding damage and this year prepared for the potential flooding at the facility, which did not occur during the hurricane season of 2005. The selling, general and administrative expenses during the three and nine-month periods ended September 30, 2005 were $2,479,305 and $6,759,276, respectively, as compared to $1,407,055 and $3,758,243 for the three and nine months ended September 30, 2004. The Company issued common stock for legal and consulting services for a non-cash expense of $347,800 during the three month period ended  September 30, 2005, which expense was primarily due to the Company's litigation against Orion Healthcare and Brantley Venture Partners (see the discussion under SRG Agreements below).

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

The Company's consolidated cash position at September 30, 2005 was $4,530,010 compared to $5,079,873 at December 31, 2004. Accounts receivable net of reserves at September 30, 2005 was $6,340,635 compared to $3,012,398 at December 31, 2004. Inventories totaled $5,838,946 at September 30, 2005 compared to $1,235,843 at December 31, 2004. Real estate acquired for resale totaled $1,075,000 at September 30, 2005 as compared to $225,000 at December 31, 2004.

For the nine months ended September 30, 2005 the Company used $3,090,301 in its operating activities compared to net cash used in operating activities of $3,189,291 during the same period of the prior year. We had net cash used in investing activities of $(508,847) during the nine month period ending September 30, 2005, compared to net cash provided in investing activities of $1,539,251 during the same period of the prior year. Financing activities provided $3,049,286 compared to $968,738 for the same period in prior year.

In order to improve its financial flexibility and enhance liquidity the Company recently renegotiated its current $1,000,000 line of credit into a long-term debt facility, which is now due in eighteen months. Our NPI subsidiary has recently negotiated a new $5,000,000 line of credit, of which $3,000,000 has been drawn upon, Delta has recently negotiated a new line of credit for $1,500,000 and IMTG’s Hammonds subsidiary has negotiated a new long term line of credit of $2,000,000. All of subsidiaries' new lines of credit are due in eighteen months. The Company believes that it has good relationships with all of its lenders and that it will be able to renew or refinance the above described lines of credit at or before maturity.

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

In July 2005, the Company filed a lawsuit against Orion Healthcorp. Inc. (f/k/a Surgicare) and Brantley Venture Partners, alleging common law fraud, stock fraud, misrepresentation, civil conspiracy and violations of the rules of the American Stock Exchange. The Company is seeking actual damages of $3,800,000, punitive damages of $3,800,000 and rescission of the agreement to convert the Series AA preferred stock into common stock. We believe that the action is meritorious but we cannot predict the outcome of this action or the recovery, if any, that will result.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of the initial filing of this quarterly report applicable for the period covered by this report, due to the reclassification, subsequent to the date of filing of the quarterly report, of certain line items in the consolidated Statement of Cash Flows applicable to the nine-month period ended September 30, 2004, reclassifying the net change in real estate acquired for resale from operating activities to investing activities.

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

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On July 1, 2005 the Company issued 2,200 restricted shares of common stock to its corporate secretary, Rebekah Laird-Ruthstrom, as a bonus valued at $15,400 based upon the market price of $7.00 on that date. In addition, on August 24, 2005, the Company issued to Alameda Corporation 390,000 restricted shares of common stock upon conversion of 390,000 shares of  Series A, 5% cumulative, redeemable and convertible preferred stock, having a face value of $10.00 per share.

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

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: February 14, 2006

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
September 30, 2005 (Unaudited) and December 31, 2004

	September 30, 2005	December 31, 2004
Assets		(Audited)
Current assets:
Cash and cash equivalents	$4,530,010	$5,079,873
Certificate of deposit	-	300,000
Trading securities	1,423,803	3,874,500
Accounts receivable, less allowance for doubtful accounts of
$125,627 at September 30, 2005 and $81,162 at December 31, 2004	6,340,635	3,012,398
Accounts and notes receivable from related parties	-	11,575
Inventories	5,838,946	1,235,743
Real estate acquired for sale	1,075,000	225,000
Drilling rigs held for sale	1,230,647	1,230,647
Prepaid expenses and other current assets	1,538,180	358,853
Total current assets	21,977,221	15,328,589

Long-term notes receivable	4,285,426	4,324,447
Property and equipment, net of accumulated
depreciation and amortization	4,394,992	2,406,780
Excess of cost over net assets of businesses acquired, less accumulated
amortization of $205,295 at September 30, 2005 and December 31, 2004	4,063,929	674,539
Patents and trademarks, net of amortization	135,582	-
Other assets	49,630	11,490
Total assets	$34,906,780	$22,745,845

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$5,539,758	$1,889,070
Margin loans from financial institutions	921,978	-
Short-term notes payable	263,190	609,300
Loans to related parties	-	684,654
Current installments of long-term debt	154,836	80,350
Total current liabilities	6,879,762	3,263,374
Long-term debt, less current installments	7,441,106	1,698,504
Minority interest	4,760,295	1,942,570
Total liabilities	19,081,163	6,904,448

Stockholders' equity:
Preferred stock, $.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and
convertible, 390,000 shares issued and outstanding at December 31, 2004.	-	390
Common stock, $.001 par value. Authorized 10,000,000 shares:
4,308,750 shares issued and 4,303,830 shares outstanding at September 30, 2005,
and 2,905,325 shares issued and 2,902,805 shares outstanding at December 31, 2004	4,309	2,905
Additional paid-in capital	28,254,306	26,208,020
Accumulated deficit	(12,386,032)	(10,335,890)
	15,872,583	15,875,425
Less treasury stock, at cost (4,920 shares at September 30, 2005 and 2,520 shares at December 31, 2004)	(46,966)	(34,028)
Total stockholders' equity	15,825,617	15,841,397
Total liabilities and stockholders' equity	$34,906,870	$22,745,845

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
(Unaudited)

	Nine month ended	Nine month ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net earnings (loss)	$(1,821,042)	$1,134,653
Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization	180,211	94,588
Common stock issued for services	347,800	1,123,251
Realized losses on the sale of trading securities	930,593	-
Unrealized loss on trading securities	2,021,250	-
(Gain) on sale of real estate	-	(1,815,870)
Discount on note receivable	-	(1,597,084)
Gain on restructuring of debt	(466,350)	-
Minority interest	440,303	522,022
(Increase) decrease of operating assets:
Accounts receivable	(2,818,871)	(2,963,878)
Trading securities	420,832	-
Inventories	(3,794,365)	(486,766)
Prepaid expenses and other current assets	(951,666)	88,391
Drilling rigs held for sale	-	300,000
Other assets	(19,455)	(84,362)
Increase (decrease) in operating liabilities,
net of acquisition of subsidiary:
Accounts payable and accrued expenses	2,440,459	495,764
Net cash used in operating activities	(3,090,301)	(3,189,291)

Cash flows from investing activities:
Purchase of property and equipment	(89,249)	(273,824)
Proceeds from sale of real estate	-	1,350,000
Cash paid for acquisition of subsidiary	(826,700)	-
Cash received on acquisition of subsidiary	56,506	-
Net changes in investments	-	390,000
Redemption of certificate of deposit	300,000	-
Notes receivable	39,021	47,251
Loans from related parties	11,575	25,824
Net cash provided by (used in) investing activities	(508,847)	1,539,251

Cash flows from financing activities:
Proceeds from exercise of stock options	75,000	-
Net repayment under line-of-credit agreements	(1,245,742)	(837,000)
Proceeds from long-term debt	4,992,889	717,535
Proceeds from borrowing from related parties	-	1,259,943
Repayment of borrowing from related parties	(684,654)	-
Principal payments on long-term debt	(25,801)	(21,740)
Payment of dividends on preferred stock	(48,750)	(150,000)
Acquisition of treasury stock	(13,657)	-
Net cash provided by financing activities	3,049,285	968,738

Net decrease in cash and cash equivalents	(549,863)	(681,302)

Cash and cash equivalents beginning of year	5,079,873	944,233
Cash and cash equivalents end of period	$4,530,010	$262,931

Supplemental schedule of cash flow information:
Interest paid	$194,841	$360,137
Non-cash transactions:
Receipt of note receivable for sale of real estate acquired for resale	3,401,916

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

(6) Industry Segments

The Company has two reportable segments and corporate overhead: industrial/commercial and oil and gas. The industrial/commercial segment includes (1) a supplier of automotive after-market products and (2) a business engaged in water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0, and an onshore rig-based well servicing contracting company providing service to the oil and gas industry. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, net operating income (loss) for the nine months ended September 30, 2005 and 2004, and identifiable assets as of September 30, 2005 and 2004, were as follows:

		2005		2004
Revenues:	$		$
Industrial/Commercial		9,602,273		6,560,190
Oil and gas		8,429,982		6,187,726
		$18,032,255		$12,747,916
Operating income (loss):
Industrial/Commercial		$(176,439)		$581,287
Oil and gas		1,573,034		991,297
Corporate		(1,049,647)		(1,309,257)
		$(346,948)		$263,327
Identifiable assets:
Industrial/commercial		$15,297,718		$6,823,790
Oil and gas		7,340,394		5,645,704
Corporate		12,268,668		13,662,539
		$34,906,780		$26,132,033

The Company's areas of operations are in the United States.

(7) Acquisition

Effective April 28, 2005, the Company's majority-owned subsidiary, International American Technologies, Inc. ("IMTG"), entered into a stock purchase agreement to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately-owned Texas corporation ("Hammonds") in consideration for IMTG or the Company providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Company issuing 145,000 restricted shares of common stock and receipt by the Company of a $1,450,000 promissory note. The 145,000 restricted shares were used in exchange for the cancellation of two minority interests in Hammonds owned by third parties. The total purchase price to acquire 51% of Hammonds was $2,450,000, representing cash payments of $826,700, 145,000 restricted shares valued at $1,450,000 and the assumption of a note payable to one of the former Hammonds shareholders in the amount of $173,300.

Hammonds is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. Sales are made to customers in both the domestic and international markets.

As required by SFAS No. 141, the Company has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based upon their respective estimated fair values at the acquisition date. The purchase price of $2,450,000 had been allocated as follows:

Current assets	$1,404,371
Property and equipment, net	826,765
Patents and trademarks, net of amortization	173,749
Goodwill	4,603,634
Other non-current assets	18,685
Current liabilities	(2,223,282)
49% interest not acquired	(2,353,922)
$2,450,000