Form 10KSB
period 2005-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-05-16
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

  ☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2005, the aggregate market value of the 2,580,429 shares held by non-affiliates of the registrant was $20,643,432. At December 31, 2005, the Registrant had 4,318,660 shares of common stock outstanding. Issuer's revenues for its most recent fiscal year: $25,476,269.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Some of the statements contained in this Form 10-KSB of American International Industries, Inc. (hereinafter the "Company",   "We" or the "Registrant") for its year ended December 31, 2005 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

American International Industries, Inc. - General

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas service companies, and interests in undeveloped real estate in the Galveston Bay, TX area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies in which it takes an active role to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and its management's expertise. The Company is sometimes referred to as we, us, our, and other such phrases as provided in Regulation F-D (Fair Disclosure).

As a holding company, the Company operates through wholly-owned and majority-owned subsidiaries, as follows: Delta Seaboard Well Service, Inc. (Delta), a 51% owned subsidiary, is an on-shore oil field well drilling service company; Northeastern Plastics, Inc. (NPI), a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods. NPI has been granted the rights to market certain automotive products under the MOTOR TREND™ and the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products; Brenham Oil & Gas, Inc., a wholly-owned subsidiary, has a royalty interest in a producing gas well; and International American Technologies, Inc.(IMTG.PK), an 81.0% owned subsidiary, effective April 28, 2005, acquired 51% of Hammonds Technical Services, Inc., a private company engaged in the business of water treatment, fuel handling equipment, fuel injector services, and a designer and manufacturer of a new line of omni directional vehicles or ODVs.

The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

Our long-term strategy is to expand the operations of each of our subsidiaries in their respective fields. The Company provides managerial and financial support to our subsidiaries. As part of our business model, we also explore mergers, acquisitions and dispositions of businesses and assets from time to time, based upon the reasonable discretion of management and the value added of each potential transaction.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.

Delta Seaboard Well Service, Inc.

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. and related a entity, Seaboard Well Service (collectively "Delta"), both Texas corporations, for cash consideration of $1,000,000 pursuant to a stock purchase agreement. We also issued 400,000 shares of series A 5% cumulative redeemable convertible preferred stock ("Series A Preferred Stock") to a creditor of Delta in consideration for the release of the creditors interest in certain of Delta's coastal rigs and in satisfaction of certain Delta indebtedness. The Series A Preferred Stock issued to the former creditor is convertible into shares of the Company's restricted common stock at $10.00 per share. In 2004 the holder of the Series A Preferred Stock converted 10,000 shares of the preferred into 10, shares of common stock and in 2005 the holder of the Series A Preferred Stock agreed to convert the remaining 390,000 Series A Preferred Stock into common stock issuable at a rate of 10,000 shares per month.

Delta is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta's executive officers and owners of the 49% minority interest of Delta. Mr. Derrick was elected as a director of the Company in February 2004. Delta was founded in 1958 in Houston, TX.

Delta's Business

Delta's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta's services include work over services, plugging and abandonment, and well completion and recompletion services. During 2004 Delta consolidated its Louisiana operations into its Houston operation and facilities and sold three rigs in Louisiana to third parties. Delta continues to own one land-based rig in Louisiana and six land-based rigs in the Houston area.

Well Service Market

Demand for Delta's work over and related services is correlated to the level of expenditures by oil and gas producers, which is a function of oil and gas prices. In general, we expect that demand for Delta's services to increase significantly due to expending activities of oil and gas producers in the United States due to the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and work over activities in the U.S. Gulf Coast area. Delta faces competition from many larger companies in the U.S. Gulf of Mexico market.

Products and Services

Work over Services. Delta provides our work over products and services primarily to customers in the U.S. Gulf Coast market. Work over products and services are used to restore or increase production on a producing well. Work over services are typically used during the well development, production and abandonment stages.. Delta's hydraulic work over units are typically contracted on a short-term dayrate basis. As a result, utilization of our work over units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of work over or pressure control situations involved. Usage of our work over units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate multiple jobs simultaneously. In 2005, our largest customers for our work over services were El Paso Production Company, The Houston Exploration Company, Burlington Resources Company, The Railroad Commission of Texas, Pogo Producing/North Central Oil Corporation and Dominion Exploration and Production, Inc.

Delta's Competition

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting casing and tubing as part of Delta's services. Delta also believes that with the financial resources of the Company and its access to the public capital markets, Delta will be able to pursue strategic acquisitions and enter into ventures that should result into long-term growth and market expansion.

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies, Key Energy Services, Basic Energy as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Delta relies upon the Company's ability to provide working capital and secure debt and/or equity financing in order for Delta to continue to expand its oil and gas well services business and pursue its growth plan in land-based exploration and drilling operations.

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

Employees

As of December 31 2005, Delta had 30 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

Facilities

Delta's facilities consist of 2,500 square feet of office space and 10,000 square feet of warehouse located in Houston, TX. These facilities were formerly leased by Delta and were acquired by Delta in 2005 from a third party for $850,000. During 2004 Delta consolidated its Louisiana operations and offices into its Houston facilities to create operating efficiencies. Delta has retained a 5,000 square foot office and warehouse facility in Louisiana which is leased from a third party at an annual rental of $18,000.

Northeastern Plastics, Inc.

Northeastern Plastics, Inc., a Texas corporation, is a wholly-owned subsidiary of the Company. NPI is a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets.

Products and Services

NPI's diversified products are sold in the automotive after-market and include a variety of booster cables sold under the brand name Mechanix Choice and Bitty Booster Cable. NPI also markets portable hand lamps, cord sets, a variety of battery testers, battery repair kits and miscellaneous battery accessories under the brand name Mechanix Choice. NPI acquired the rights to market certain of its products under the name MOTOR TREND™ during 2004. NPI is currently in the process of expanding its worldwide customer base into the rapidly growing Asian market by offering is expanded product lines through new distribution and marketing agreements. As a result of the MOTOR TREND™ marketing agreement, and NPI's enhanced product lines, NPI's revenues increased substantially in 2005 and should continue to increase during fiscal 2006.

NPI products are currently available at stores such as Family Dollar, Dollar Tree, and Victor Automotive Products, among others. NPI's Bitty Booster Cable brand of booster cables is currently distributed in the automotive after-market and through well-established retail channels.

NPI's consumer durable electrical products include flood light kits, clamp on lamps, household extension cords, tri-tap extension cords, heavy-duty extension cords, night-lights, and surge protection devices. All of NPI's consumer durable electrical products bear the Underwriters Laboratory (UL) designation. Its principal customers include consumer durables marketers such as Family Dollar Stores and Dollar Tree Stores. NPI was granted the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products and believes that this license shall also continue to increase NPI's revenues during 2006.

Virtually all of NPI's products are manufactured overseas. NPI's products are manufactured based on NPI's specifications and design. NPI has no long-term agreements with any manufacturers for its products, but relies on management's business contacts with manufacturers in renewing its agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. Any inability or delay in NPI's renewal of its agreements at economically favorable terms could have a material adverse effect on NPI unless alternative supplies were available. NPI's management believes that if it is unable to utilize any of the above suppliers, it would be able to secure alternative suppliers on comparable terms.

NPI orders its principal products from the following manufacturers: KAB Enterprise Co., Ltd. supplies NPI's electrical cord sets; Longkou Dongli Wire and Cable supplies NPI's booster cables; Rite Tech supplies NPI's surge strips; and Dashing Electric supplies NPI's night lights. To date, NPI has typically received shipments from its suppliers within 8-10 weeks of order.

Sales and Marketing

Currently, NPI has no agreements with distributors, wholesalers, or retailers, but sells its products from its warehouse through the use of independent sales agents and through its in-house personnel. NPI contracts with agents, who are responsible for contacting potential customers in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated on a commission basis only, calculated on the net sales price of products invoiced to customers. No commissions are paid until NPI receives payment from customers.

NPI also sells a substantial percentage of its products under a direct import program that offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders and, for additional cost, on-site factory product inspections prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI can also arrange for the complete turn-key deliveries of its products to its customer’s place of business. Currently, NPI estimates that 70% of its sales are made through the use of its direct import program and the remainder from warehouse sales.

During our fiscal years ended December 31, 2005 and 2004, Family Dollar Stores, Ocean State Jobbers and Dollar Stores accounted for a significant portion of NPI's  revenues and in 2005, one customer accounted for over 60% of NPI's revenues. The loss of any of these major customers could  have an adverse effect on NPI operating results.

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

Intellectual Property

NPI has been issued the following trademarks: Northeastern™, expiring December 2006, Jumpower™, expiring February 2009, The Bitty Booster Cable™, expiring August 2008, Connections With Quality™, expiring October 2006, and Small Enough to Fit in your Glove Box Strong Enough to Start your Car™, expiring October 2007.

Employees

As of  December 31, 2005, NPI employed 10 persons, including its executive officer, as well as customer service  and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX.

International American Technologies, Inc.

International American Technologies, Inc.("IMTG") is an 81.0% owned subsidiary of the Company. In June 2002, IMTG sold its wholly-owned  subsidiary, Marald, Inc., which had been engaged in the business of supplying spray-on linings for trucks, for total consideration of $725,000. Subsequent to the sale of Marald and through the 2004 fiscal year, IMTG  conducted no business operations and had no revenues. In August 2004, International American Technologies, Inc. filed a registration statement on Form 10-SB for the purpose of registering its shares under the Securities Exchange Act of 1934. The registration statement became effective in October 2004 and International American Technologies, Inc. became a reporting company under the Exchange Act.

Acquisition of Hammonds Technical Services, Inc.

On February 28, 2005, IMTG, the Company's subsidiary, entered into a Stock Purchase Agreement (the "Agreement") to acquire 51% of the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for the IMTG or the Company providing: (i) $1,000,000 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the Company issuing 145,000 restricted shares of common stock to IMTG in consideration for a $1,450,000 promissory note. These restricted shares were exchanged by IMTG for two minority equity interests in Hammonds that were owned by third parties, which minority interest were canceled.

Business of Hammonds Technical Services, Inc.

Hammonds was founded in 1982 and provides the following diverse products and services:

Water Treatment for Municipal and Industrial Use. Hammonds manufactures under several U.S. and foreign patents tableted calcium hypochlorite systems which provide water disinfection for a wide range of potable and waste water applications. Today's trend in water treatment filtration, due to the higher demands for water and the reduction in clean or relatively clean source waters, is to clarify and heavily filter all municipal water supplies. The smaller municipalities will also be required to meet the added water quality goals of the larger systems and will require the infrastructure to do so. Smaller municipalities ordinarily do not have the technical or financial resources required to design build and operate systems that will meet the new water quality criteria.

Fuel Handling Equipment Market. Hammonds manufactures a wide variety of fluid injector systems which are injection pumps that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes both power and control to the injector. Requiring no external power, these injectors provide accurate proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors marketed to the general aviation industry and the U.S. military for application in fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides this market with an advanced means of blendings additives and chemicals.

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

Industrial Utility Vehicle Market. In March 2005, Hammonds started production of an entirely new type of industrial utility vehicle called the omni directional vehicle or ODV. Hammonds believes that ODV utility vehicle will establish a new standard for industrial utility vehicles based on vehicle safety and performance. The ODVs' target markets include the: aviation industry, which Hammonds believes is undergoing electrification and expansion into regional jet service; fork lifts, which are a fundamental industrial tool and represent the largest segment of industrial vehicle demand; utility tractors, vehicles used for earth and snow handling; freight trailer "mules", which are modified tractors used to move trailers at major terminals; and ODVs for security/law enforcement, which can provide high visibility and radial vision in a very limited space for use at airports, ports and bridges, among other high risk locations. Hammonds has produced several prototypes of its new ODV product line at its plant in Houston, TX. Hammonds has entered into license agreements with manufacturers to produce a range of ODVs based on its patented technology. During the fourth quarter of 2005 Hammonds received initial stocking orders for the ODV from distributors as well as scheduled purchase orders for delivery during 2006. Hammonds' initial stocking orders were from distributors for six ODVs and a delivery schedule of a minimum of two ODVs per month for the next twelve months. The total revenues of the initial stocking orders and the scheduled delivery orders are estimated to at $2,500,000.

Patents, Trademarks And Licenses and Other Intellectual Property. Hammonds' products are covered by various United States patents and patents pending. At present, Hammonds owns three patents covering various fuel additive blending applications. In addition, Hammonds owns six patents covering its water treatment technology. Its new Omni Directional Vehicle is covered by five patents related to design.

Employees

As of  December 31, 2005, Hammonds employed 46 persons, including its executive officer. No employees are covered by a collective bargaining agreement. Hammonds' management considers relations with its employees to be satisfactory.

Facilities

The Company owns the 106,000 square foot manufacturing facility on approximately 13 acres of land located in Houston, TX that is leased to Hammonds. Approximately 26,000 square feet of this facility is leased to an unaffiliated third party.

Brenham Oil & Gas, Inc.

At present, Brenham's sole asset is an oil, gas and mineral royalty interest interest in Washington County, TX. The oil, gas and mineral royalty interest is carried on the Company's books at $0, and the Company has not received any income from the royalty interest in 2005 and 2004. Brenham's office is located at the offices of the Company, 601 Cien Street, Suite 235, Kemah, Texas 77565-3077.

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

Employees

As of  March 31, 2005, Brenham had no full-time employees.

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

During the third quarter of 2004, the Company converted the remaining 900,000 shares of Series AA Convertible Preferred Stock into 875,000 shares of ONH's common stock which shares had a market value of $3,150,000 at the date of conversion. ONH sold real estate to the Company for cash and the real estate was subject to a first lien balance in the amount of $1,100,000. The Company sold the real estate purchased from ONH to an unaffiliated third party during the third quarter of 2004 for a cash payment of $1,350,000 and a promissory note in the amount of $5,000,000, secured by a lien on the real estate. The Company recorded a gain in the amount of $1,815,870 on the sale of the real estate to the unaffiliated third party. As of December31, 2005 and through the date of this annual report, the Company has not sold any of its 875,000 ONH shares.

The Company continues to own 286 undeveloped acres of real estate in Galveston County, Texas. The Company is carrying said property its balance sheet for $225,000. The property's current appraised value is substantially more than the book value.

ITEM 2. DESCRIPTION OF PROPERTY Back to Table of Contents

During the year ended December 31, 2004, the Company operated Brenham and IMTG from its executive offices in Kemah, Texas. During 2004, the Company's  majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities into a combined 12,500 square foot leased executive office, sales and warehouse facility in Houston, TX, which facility was acquired by Delta in 2005 from a third party for $850,000. Delta continues to maintain a 5,000 square foot office and warehouse facility in Louisiana which is leased from an unaffiliated third party at an annual rental of $18,000. The Company owns the 106,000 square foot manufacturing facility located in Houston, TX on approximately 13 acres of land that is leased to Hammonds. Approximately 26,000 square feet of this facility is leased to an unaffiliated third party. The Company owns the 38,500 square foot warehouse and office facility utilized by NPI. The Company's executive offices which consist of 1,380 square feet are leased from an unaffiliated third party for $1,335 per month. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS Back to Table of Contents

The Company is not aware of any threatened or pending litigation to which it is or may become a party or which any of its property is or may become subject and which would have any material adverse effect upon the Company.

On July 12, 2005, the Company filed a lawsuit against Orion HealthCorp., Inc. and Brantley Venture Partners alleging common law fraud, stock fraud, material misrepresentations, civil conspiracy and violations of the rules of the American Stock Exchange. The Company is seeking actual damages of $3,800,000 and rescission of the transaction in which the Company converted its Series AA Convertible Preferred Stock of ONH into ONH common stock. The Company cannot predict the outcome of this proceeding nor the amount of damages, if any, that it will be able to recover.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

Our common stock is currently quoted under the symbol AMIN on the NASD Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Quotation of the Company's securities on the NASD Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The NASDAQ Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2006				Fiscal 2005		Fiscal 2004
	High		Low		High	Low	High	Low
First Quarter ended March 31,		$7.50		$5.50	$7.00	$4.75	$8.40	$3.10
Second Quarter ended June 30,	$	---	$	---	$7.40	$4.20	$10.00	$6.75
Third Quarter ended September 30,	$	---	$	---	$10.25	$6.00	$9.50	$6.10
Fourth Quarter ended December 31,	$	---	$	---	$9.00	$4.75	$8.40	$5.00

The Company believes that as of March 31, 2006, there were approximately 1,200 owners of its common stock.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends. During prior years it has been the policy of the Company not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. During fiscal year 2005, the Company  paid to shareholders on August 26, 2005, a cash dividend of $0.05 per share and a stock dividend of 20%. The Board of Directors will continue to evaluate the Company's earnings, financial condition, capital requirements and other factors in any future determination to declare and pay cash and/or stock dividends.

Recent Sales of Unregistered Securities

During 2005, the Company issued restricted securities as follows: (i) in June 2005 the Company issued 50,000 restricted shares in lieu of cash compensation to Elkana Faiwuszewicz, Mr. Dror's brother, in consideration for his legal services and expenses in connection with the Braspetro Corp. transaction. The restricted shares were valued at $230,000, based upon the closing price on such date; and (ii) in July 2005 the Company issued Gary D. Woerz, our chief financial officer, as compensation valued at $3,500.

The Company believes that the above issuances of restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2005.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price	available for future issuance
	exercise of outstanding	of outstanding	under equity compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	0	0	0
Equity compensation plans
not approved by security holders	0	0	0
Total	0	0	0

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION   Back to Table of Contents

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

As a holding company, the Company operates through wholly-owned and majority-owned subsidiaries, as follows: Delta Seaboard Well Service, Inc., a 51% owned subsidiary, is an on-shore oil field well drilling service company; Northeastern Plastics, Inc. (NPI), a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods, has the rights to market certain automotive products under the MOTOR TREND™ and was granted the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products; Brenham Oil & Gas, Inc., a wholly-owned subsidiary, has a royalty interest in a producing gas well; and International American Technologies, Inc.(IMTG.PK), a 81.0% owned subsidiary, acquired 51% of Hammonds Technical Services, Inc., which is engaged in the business of water treatment, fuel handling equipment, provider of fuel injector services, and a designer of a new omni directional vehicle.

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

Results of Operations

Consolidated-Year Ended December 31, 2005 Compared With the Year Ended December 31, 2004

We have two reporting segments: industrial/commercial and oil and gas related services, and corporate overhead. Our industrial/commercial segment consists of Hammonds and NPI, and our oil and gas segment consists of Delta. Our consolidated net revenues for the year ended December 31, 2005 were $25,476,269 compared to $16,687,426 for the prior year, an increase of $8,788,843 or 52.67%. The increase in revenues was due to the acquisition of Hammonds effective April 28, 2005 and increased revenues from both Delta and NPI. Revenues from NPI and Hammonds were $13,753,442 in 2005 compared to $7,735,277 in 2004, or an increase of 77.8%. Hammonds' revenues were not included in 2004 revenues.  Hammonds revenues would have been higher if it were not for work stoppages of four weeks due to Hurricane Katrina and due to Hammonds' move to new production facilities. NPI increased its revenues by $2,623,014, or 33.91%. The increase in revenues from the Company's oil and gas segment, Delta, from $8,952,149 in 2004 to $11,722,827 in 2005, an increase of $2,770,667 or 30.95%, was partially offset by delays caused by Hurricane Katrina.

Our gross margins in 2005 were 30.8% compared to gross margins of 24.3% in 2004. The increase in gross margins was primarily due to improved margins at Delta and NPI. We had an operating loss of $1,754,279 in 2005 compared to operating loss of $907,225 in 2004. The increase in our operating loss was primarily due to operating expenses from Hammonds of $1,084,147 and increased corporate operating expenses of approximately $2,012,634, offset by operating income of $1,237,702 from Delta.

Cost of sales for the year ended December 31, 2005 was $17,630,094, compared to $12,628,344 for the year ended December 31, 2004. We had an operating loss of $1,754,279 for the year ended December 31, 2005, compared to an operating loss of $907,225 for the year ended December 31, 2004. We had a net loss of $4,523,907 or $1.30 per share for the year ended December 31, 2005 compared to net income of $619,411 or $0.22 per share for the year ended December 31, 2004.

Our corporate segment had a loss of $3,623,383 in 2005 compared to a loss of $269,979 in 2004. The corporate segment loss was principally due to unrealized losses on marketable trading securities of $2,368,060 related to the decline in value of the 875,000 shares of Orion HealthCorp. discussed under "Other Transactions" in Item 1 above. Our corporate segment had no revenue in 2005 and 2004.

Consolidated selling, general and administrative expenses for the year ended December 31, 2005 was $9,562,334 compared to $966,307 in 2004. We had total other expenses of $2,703,376 in 2005, compared to total other income of $1,817,827 in 2004. The total other expenses in 2005 was the result of unrealized losses on marketable trading securities of $2,550,808 related to the ONH shares..

Delta

Delta had revenues of $11,722,827 in 2005 compared to $8,952,149 in 2004 or an increase of $2,770,678 or 30.95%. Margins for 2005 were approximately 50% compared to 33.6% in 2004. Delta’s operating expenses for 2005 were $4,611,660 compared to $3,150,785 in the prior year. Delta generated an operating income of $1,237,702 in 2005 compared to a loss of $135,864 in 2004, representing an increase of $1,373,566 or an increase of 1011%. Delta had a net income of $585,734 in 2005 compared to $633,023 in 2004. The decrease in net income was due to the loss of approximately $650,000 on the sale of certain oil rig assets. Delta intends to continue to focus on land-based oil and gas operations principally in the Texas Gulf Coast area.

During 2006, Delta has plans to add at least one additional well service rig which should increase revenues by $100,000 per month, with estimated gross margin of approximately 50%.

Delta, as part of its business, sells salvaged and new pipe to operators of oil and gas fields. Due to the demand, pipe sales have increased approximately 40% and its associated margins have increased to above 40% which has a positive effect on Delta's profitability. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.

NPI

During 2005 NPI's revenues were $10,358,291 compared to revenues of $7,735,277during the prior year, an increase of $2,623,014 or approximately 34%. The revenue increase was principally due to increased sales volumes from NPI's customers at year end. The increase volume enabled NPI to negotiate lower costs per unit which was reflected in NPI's cost of goods increasing only 15% over the same period. NPI generated operating income of $469,378 for the 2004 fiscal year, compared to an operating loss of $68,958 during the prior fiscal year. During fiscal 2004, operating expenses were $579,782 compared to the $1,067,570 fiscal year 2005, an increase of $497,788, or 84.13%. NPI was able to generate economic efficiencies by moving from facilities in rural Georgia into a Company owned office and warehouse facility in Houston. NPI also believes that its presence in the large Houston market will enhance is market presence and increase revenues in the future.

NPI is highly reliant upon a small customer base, with over 60% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations. During 2004, NPI was granted a license to use the MOTOR TREND™ on certain of its automotive aftermarket products and during the last quarter of the 2004 fiscal year NPI was granted the right to use the Good Housekeeping Seal of Approval™ on certain of its electrical home use products. NPI expects that these licensing rights will increase its revenues and income in future periods.

NPI, whose business is seasonal, received additional unexpected last minute orders from its largest customers in order to fulfill their Christmas requirements; and NPI's net income increased because in the previous year NPI recorded a moving and relocation expense of $100,000 associated with its move from Georgia to Houston, Texas. Our subsidiary   NPI has purchase orders for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

Hammonds

General: The Company's 81.0% owned subsidiary, IMTG, acquired 51% of its operating subsidiary, Hammonds Technical Services, Inc. effective April 28, 2005.   Prior to the acquisition of its operating subsidiary, IMTG was a non-operating company. As a result, the financial statement of IMTG for its fiscal years ended December 31, 2005 and 2004 are not comparable.

During 2005 Hammonds revenues were $3,395,151 generated by Hammonds. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move from a leased facility to a facility owned by the Company. The two stoppages reduced Hammonds revenues from those anticipated. Hammonds' new 106,000 square foot facility,( of which it currently utilizes approximately 80,000 square feet) has enabled it to increase production which should result in increased sales revenues during 2006, specifically from its new line of ODVs which were introduced during the fourth quarter of 2005, and the increase in water purification systems and injector business. Hammonds' costs of sales for the year ended December 31, 2005 was $1,983,785 or 58.43% of revenues. Costs of sales are anticipated to increase during 2006 related to anticipated increased costs of manufacturing including manufacturing components and direct and indirect labor costs for the production of Hammonds’ new line of ODVs, injector systems and water purification systems. In 2005, Hammonds' selling, general and administrative expenses totaled $2,232,579 or 65.76% of revenues. The selling, general and administrative expenses primarily consist of sales and marketing expenses, research and development costs and engineering expenses. General and administrative expenses are expected to increase in 2006 principally due to additional expenditures related to additional personnel requirements. We expect Hammonds operating expenses to marginally decrease as a percentage of revenues with increasing sales in 2006. Hammonds had an operating loss of $1,224,787 in 2005, which loss was mainly attributable to slower than anticipated growth in sales, in part caused by Hammonds’ two work stoppages and the later than anticipated introduction of the new ODV line. We expect that Hammonds' operating loss will decrease with the anticipated growth in revenues and reduced expenses associated with research and development as a percentage of revenues. Hammonds had a net loss of $331,404 in 2005.

Liquidity and Capital Resources

The Company had current assets of $16,693,802 at December 31, 2005 compared to current assets of $15,181,777 at December 31, 2004. The Company's current liabilities at December 31, 2005, were $8,764,235 compared to $3,755,824 at December 31, 2004. Working capital for the year ended December 31, 2005 was $7,929,567 compared to $11,425,953 at year end 2004. At December 31, 2005, the Company had total assets of $30,163,349 compared to total assets of $22,367,368 at December 31, 2004, representing an increase in total assets of $7,795,981 or approximately 34.85%. The increase in total assets is primarily attributable to the Hammonds acquisition as well as the property, plant and equipment related to the Company's acquisition, at a cost of $2,250,000, of the 106,000 square foot facility on 13 acres leased to Hammonds and the acquisition of the facilities used by Delta at a cost of $850,000.

The Company's total liabilities at December 31, 2005 were $17,264,410 compared to $6,935,974 at December 31, 2004. The significant increase in total liabilities was attributable to long-term bank debt used for Hammonds' working capital of approximately $1,000,000, funds drawn under a revolving long-term line of credit of $2,000,000 for Hammonds and funds drawn under new revolving credit lines for Delta and NPI.

Net cash used in operating activities was $4,595,149 in 2005 compared to $1,438,744 in 2004. Our increase in net cash used in operating activities was primarily attributable to our increase in operating loss of approximately $847,054 as well as $1,833,951 representing Hammonds' inventories and accounts receivable at December 31, 2005, offset by non-cash items including $2,368,060 in unrealized losses on trading securities in 2005 compared to $881,595 in 2004 and common shares issued for services of $657,595 in 2005 compared to $1,083,817 in 2004.

Net cash used in investing activities in 2005 was $5,304,629 compared to net cash provided by investing activities of $6,209,918 in 2004. The Company received proceeds from the sale of real estate and drilling rigs of $6,350,000 in 2004. In 2005, the Company used $2,000,000 for the purchase of a certificate of deposit, an increase of $930,883 from a net change in investments, $941,794 net cash paid for the acquisition of Hammond and an increase in capital expenditures of $215,005. Net cash provided by financing activities was $7,529,010 in 2005 compared to $635,534 in 2004.

To further increase liquidity the Company has renegotiated its current $1,000,000 line of credit with Royal Oaks Bank, Houston, TX, which is payable in 18 months. Our subsidiary, NPI, has a $5,000,000 line of credit with Wachovia Bank, which has a maturity date in July 2006. Our subsidiary, Delta has a line of credit for $1,500,000 with Trust Mark Bank, which has a maturity date in May 2006. Both Wachovia Bank and Trust Mark Bank have informed the Company that the respective maturity dates on the lines of credit will be extended prior to the due dates by at least eighteen months. Hammonds, a subsidiary of IMTG, has negotiated a new revolving line of credit for $2,000,000 with Texas Community Bank, which line of credit is due in eighteen months. The Company has excellent relationships with its banks and believes that it will be able to renegotiate its lines of credit at terms and conditions satisfactory to the Company.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2005 and 2004 are attached to this annual report.

Consolidated Financial Statements for the Years ended December 31, 2005 and 2004

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2005, the Company's president/chief executive officer and its chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation  of these controls and procedures and discussions with our independent accountants, our president/chief executive officer and our chief financial officer concluded that our determined that our disclosure controls and procedures were ineffective as of December 31, 2005. The president/chief executive officer and chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its subsidiaries, including the acquisition of Hammonds, the reconciliation of inter-company accounts, inventory and reserves, fixed assets and depreciation, intangibles, pre-paid expenses, accounts payable, minority interest, gain (loss) on disposition of assets, and other expenses, accrued liabilities and general and administrative expense. In light of the above, the Company has determined to restate its financial statements for the interim periods ended March 31, June 30 and September 30, 2005 and the year ended December 31, 2004.

Changes in internal controls. Subsequent to December 31, 2005, the period covered by this annual report, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company has hired a qualified consultant with accounting and auditing experience to perform an internal audit function; (ii) the Company has hired a full-time CFO to oversee financial and accounting transactions and the Company's financial reporting and disclosure.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	65	Chairman of the Board, Chief Executive Officer and President
Gary D. Woerz	60	Chief Financial Officer
Charles R. Zeller	64	Director
Thomas J. Craft, Jr.	41	Director
Robert W. Derrick, Jr.	45	Director

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

The addition of Mr. Arnold as an advisory director and the appointment to the Company's board of directors in 2004 of Mr. Robert W. Derrick, Jr., Delta's president,  is part of the Company's planned expansion of its operations in the oil and gas and energy sector.

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

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company fiscal year ended December 31,2005, the Audit Committee:

-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2005 with management and Thomas Leger & Co., the Company’s independent auditor;
-	Discussed with management, Thomas Leger & Co. and the Company’s internal auditors the adequacy of the system of internal controls;
-	Discussed with Thomas Leger & Co. the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
-	Received written disclosures and a letter from Thomas Leger & Co. regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed with Thomas Leger & Co. its independence.

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and R.E. Bassie & Co., the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the SEC.

Audit Committee
Charles R. Zeller, Chairman

Thomas J. Craft, Jr.

Independent Public Accountants

The Company’s Audit Committee has approved the appointment by the Company's board of directors of Thomas Leger & Co. as independent public accountants for the fiscal year ending December 31, 2005, subject to ratification of shareholders at the next annual meeting to be held. A representative of Thomas Leger & Co. will be present at the annual meeting and will be given the opportunity to make a statement and respond to appropriate questions from the shareholders.

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

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. With respect to each proposed pre-approved service, the independent auditor must provide detailed back-up documentation to the Audit Committee regarding the specific service to be provided pursuant to a given pre-approval of the Audit Committee. Requests or applications to provide services that require separate approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Company’s Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. All of the services described in Item 14 Principal Accountant Fees and Services were approved by the Audit Committee.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2005, 2004 and 2003:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Daniel Dror, CEO (1)	2005	116,000	-	5,750(1)	-	-	-
	2004	109,000	24,700	5,750(1)	45,100	-	-
	2003	104,000	5,280	5,750(1)	4,000	-	-
Marc H. Fields, President of NPI	2005	124,332	25,000	-	-	-	-
	2004	124,332	25,000	-	-	-	-
	2003	124,332	25,000	-	-	-	-
Robert W. Derrick, Jr., President of Delta	2005	150,000	-	-	-	-	-
	2004	115,000	250,000	-	-	-	-
Ron Burleigh, Vice President of Delta	2005	150,000	-	-	-	-	-
	2004	115,000	250,000	-	-	-	-
Carl Hammonds	2005	90,000	-	-	-	-	-

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

In September 2004 Messrs. Derrick and Burleigh entered into ten-year employment agreements with Delta to serve as Delta's president and vice president, respectively. The employment agreements provided for an annual base salary of $115,000 each, which was increased to $150,000 in 2005. In April 2005 Mr. Carl Hammonds entered into an employment agreement with Hammonds Technical Services to serve as Hammonds president.

The Company or its subsidiaries do not maintain life insurance on any of its directors or employees. The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time.

Aggregate Option Exercised In Fiscal Year 2005 and Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised in-the-money Options($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel Dror, CEO	50,000	$375,000(1)	-	-	-	-
(1) The value realized is based upon the difference between the closing price of $9.00 on September 30, 2005, the date of exercise, and the exercise price of $1.50 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2005, the Registrant had 4,318,660 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	63,000 shares	1.46%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	2,700 shares(2)	0.00%
Common Stock	Gary D. Woerz, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	1,150 shares	0.00%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	0 shares	0.00%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	3,000 shares	0.00%
Common Stock	Daniel Dror II 601 Cien Street, Suite 235, Kemah, TX 77565	264,763 shares(3)	6.13%
Common Stock	International Diversified Corporation, Ltd. Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas.	1,403,618 shares(4)	32.50%
Common Stock	All officers and directors as a group (5 people)	69,850 shares	1.62%%
(1) Based upon 4,318,660 shares of Common Stock outstanding at December 31, 2005.
(2) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 2,700 restricted shares.
(3) Includes 10,662 shares beneficially owned by Daniel Dror II individually, 126,885 shares owned by the Daniel Dror II 1976 Trust and 127,216 shares owned by the Daniel Dror II Trust of 1998. Daniel Dror II is a beneficiary but is not the trustee of the Daniel Dror II 1976 Trust and does not control this Daniel Dror II 1976 Trust. Daniel Dror II is the adult son of Daniel Dror, the Company's CEO and Chairman, has no affiliation with the Trusts and disclaims any beneficial ownership interest in any shares owned by the Trusts or by his adult son..
(4) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 1,333,016 shares and Mr. Faiwuszewicz personally owns 70,602 shares personally. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

See the discussion under Part II, and Recent Sales of Unregistered Securities with regard to the transactions involving the issuance of 50,000 restricted shares to Elkana Faiwuszewicz, Mr. Dror's brother, as consideration for legal services and expenses valued at $238,000 based upon the closing bid price of the Company's shares in June 2005. Daniel Dror,  our CEO and Chairman, disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or in the shares owned by Mr. Faiwuszewicz's company, International Diversified Corporation, Ltd.

The Company obtains approval from its entire Board of Directors prior to any acquisitions or  transactions. If any transactions are executed or contemplated with a related party or affiliate of the Company, such relationship is disclosed to the Board of Directors prior to any action or vote of the Board of Directors. Prior to entering into any financing arrangement with any affiliated parties, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

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

b. Form 8-K Reports: The Company filed a Form 8-K/A on September 1, 2005 with disclosure under Item 2.01. Completion of Acquisition or Disposition of Assets, and Item 9.01 Exhibits.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's board of directors appointed Thomas Leger & Co. as independent public accountant for the fiscal year ended December 31, 2005. The Registrant's independent public accountant for its fiscal year ended December 31, 2004 was R. E. Bassie & Co.

Principal Accounting Fees
The following table set forth the following: under "Audit Fees" the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports; under "Audit-Related Fees" the aggregate fees billed in each of the last two fiscal years for assistance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements; under "Tax Fees" the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, advice and planning; and under "All Other Fees" the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant.

	December 31, 2005	December 31, 2004
Audit Fees	$180,000	$124,027
Audit-Related Fees	-	-
Tax fees	15,000	10,000
All other fees	-	-

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
May 15, 2006

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
May 15, 2006

Financial Statements for the Years Ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Shareholders
American International Industries, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of American International Industries, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.

Thomas Leger & Co., L.L.P.
April 21, 2006
Houston, Texas

R. E. Bassie & Co.
Certified Public Accountants

6671 Southwest Freeway, Suite 550
Houston, Texas 77074
Tel: (713) 272-8500 Fax: (713) 272-8515
E-Mail: Rebassie@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders

American International Industries, Inc.:

We have audited the accompanying consolidated balance sheet of American International Industries, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Industries, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ R. E. Bassie & Co.

Houston, Texas

March 15, 2005

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
December 31, 2005 and 2004

	2005	2004
		(Restated)

Assets
Current assets:
Cash and cash equivalents	$2,709,105	$5,079,873
Certificate of deposit	2,000,000	300,000
Trading securities	1,061,259	3,672,615
Accounts receivable, less allowance for doubtful accounts
of $322,365 at 2005 and $81,162 at 2004	5,143,899	3,012,398
Current portion of notes receivable	249,096	231,665
Accounts and notes receivable from related parties	95,001	11,575
Inventories	4,689,399	1,235,743
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	325,753	1,230,647
Prepaid expenses and other current assets	195,290	182,261
Total current assets	16,693,802	15,181,777

Notes receivable, less current portion	3,868,686	4,092,782
Property and equipment, net of accumulated
depreciation and amortization	6,293,674	2,406,780
Goodwill	674,539	674,539
Patents and trademarks, net	2,536,263	-
Other assets	96,385	11,490
Total assets	$30,163,349	$22,367,368
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,793,462	$2,381,520
Short-term notes payable	4,257,469	609,300
Margin loans	406,949	-
Loans due to related parties	-	684,654
Current installments of long-term debt	306,355	80,350
Total current liabilities	8,764,235	3,755,824

Long-term debt, less current installments	6,393,206	1,698,504
Deferred tax liability	503,200	-
Minority interest	1,603,769	1,481,646
Total liabilities	17,264,410	6,935,974

Stockholders' equity:
Preferred stock, $0.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and convertible, 0 shares issued and outstanding at December 31, 2005 and
390,000 shares issued and outstanding at December 31, 2004	-	390
Common stock, $0.001 par value. Authorized 10,000,000 shares:
4,318,660 shares issued and 4,313,260 shares outstanding at December 31, 2005,
2,910,329 shares issued and 2,907,809 shares outstanding at December 31, 2004	4,319	2,910
Additional paid-in capital	28,389,591	26,208,015
Accumulated deficit	(15,447,440)	(10,745,893)
	12,946,470	15,465,422
Less treasury stock, at cost (5,400 and 2,520 shares)	(47,531)	(34,028)
Total stockholders' equity	12,898,939	15,431,394
Total liabilities and stockholders' equity	$30,163,349	$22,367,368

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Years ended December 31, 2005 and 2004

	2005	2004
		(Restated)

Revenues	$25,476,269	$16,687,426
Costs and expenses:
Cost of sales	17,630,094	12,628,344
Selling, general and administrative	9,562,334	4,966,307
Total operating expenses	27,192,428	17,594,651

Operating loss	(1,716,159)	(907,225)

Other income (expenses):
Interest income	479,369	170,419
Realized gain (loss) on marketable trading securities	(108,655)	(8,400)
Unrealized losses on marketable trading securities	(2,368,060)	(881,595)
Gain on sale of real estate	-	1,815,870
Gain (loss) on sale of assets	(471,076)	995,812
Interest expense	(446,684)	(277,898)
Other income	211,730	3,619
Total other income (expenses)	(2,703,376)	1,817,827

Net income (loss) from operations before income taxes and minority interest	(4,419,535)	910,602

Provision for income tax	-	-
Net income (loss) from operations before minority interest	(4,419,535)	910,602
Minority interest	(104,372)	(291,191)
Net income (loss) applicable to common shareholders	$(4,523,907)	$619,411

Net income (loss) applicable to common shareholders:
Basic	$(1.30)	$0.22
Diluted	$(1.30)	$0.20

Weighted average common shares:
Basic	3,486,269	2,763,100
Diluted	3,486,269	3,162,100

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity Back to Table of Contents
Years ended December 31, 2005 and 2004

					Additional			Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Treasury	stockholders'
	shares	amount	shares	amount	capital	deficit	stock	equity

Balance, December 31, 2003	400,000	$400	2,605,726	$2,606	$24,582,622	$(11,165,304)	$(34,028)	$13,386,296

Issuance of common shares for services	-	-	198,381	198	1,083,619	-	-	1,083,817
Issuance of common shares for debt reduction	-	-	96,222	96	541,774	-	-	541,870
Conversion of preferred shares for common shares	(10,000)	(10)	10,000	10	-	-	-	-
Net income, as restated	-	-	-	-	-	619,411	-	619,411
Cash dividends on preferred stock	-	-	-	-	-	(200,000)	-	(200,000)
Balance, December 31, 2004, as restated	390,000	$390	2,910,329	$2,910	$26,208,015	$(10,745,893)	$(34,028)	$15,431,394

Issuance of common shares for services			112,900	113	657,482	-	-	657,595
Issuance of common shares for acquisition of majority-owned
subsidiary by a majority-owned subsidiary	-	-	145,000	145	1,449,855	-	-	1,450,000
Exercise of stock options	-	-	50,000	50	74,950	-	-	75,000
20% common stock dividends	-	-	713,311	713	(713)	-	-	-
Acquisition of treasury shares	-	-	(2,400)	(2)	2	-	(13,503)	(13,503)
Treasury shares stock dividends	-	-	(480)	-	-	-	-	-
Conversion of preferred shares for common stock	(390,000)	(390)	390,000	390	-	-	-	-
Net loss	-	-	-	-	-	(4,523,907)	-	(4,523,907)
Cash dividends on common stock	-	-	-	-	-	(177,640)	-	(177,640)
Balance, December 31, 2005	-	$-	4,318,660	$4,319	$28,389,591	$(15,447,440)	$(47,531)	$12,898,939

See accompanying notes to consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Years ended December 31, 2005 and 2004

	2005	2004
		(Restated)

Cash flows from operating activities:
Net income (loss)	$(4,523,907)	$619,411
Adjustments to reconcile net income (loss)
to net cash (used in) operating activities:
Depreciation and amortization of property and equipment	379,407	141,163
Amortization of patents and trademarks	200,561	-
Common shares issued for services	657,595	1,083,817
Realized losses on marketable trading securities	108,655	8,400
Unrealized losses on trading securities	2,368,060	881,595
(Gain) loss on sale of real estate acquired for resale	-	(1,815,870)
(Gain) loss on sale of drilling rigs	471,076	(995,812)
Loss on disposal of assets	24,791	-
Forgiveness of debt by related parties	(104,285)	-
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	(1,622,134)	400,116
Inventories	(2,644,818)	(54,658)
Discount on note receivable	-	(1,597,084)
Drilling rigs held for sale	-	583,121
Prepaid expenses	16,328	394,988
Patents and trademarks	(12,337)	-
Other assets	(66,060)	-
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	47,547	(1,494,505)
Minority interest	104,372	406,574
Net cash used in operating activities	(4,595,149)	(1,438,744)

Cash flows from investing activities:
Capital expenditures for property and equipment	(3,486,889)	(421,884)
Proceeds from sale of real estate acquired for resale	-	1,350,000
Proceeds from sale of drilling rigs	300,000	5,000,000
Redemption of certificate of deposit	300,000	-
Purchase of certificate of deposit	(2,000,000)	-
Net change in investments	317,389	(54,210)
Cash paid for acquisition of subsidiary, net of cash (used) acquired	(941,794)	-
Receipts of principal payments on long-term notes receivable	206,665	53,373
(Increase) decrease in accounts receivable from related parties	-	282,639
Net cash provided by (used in) investing activities	(5,304,629)	6,209,918

Cash flows from financing activities:
Proceeds from exercise of stock options	75,000	-
Proceeds from long-term debt	5,884,105	-
Net borrowings from margin loans	406,949	-
Proceeds from long-term borrowings from related parties	-	1,481,081
Repayment of borrowings from related parties	(663,795)	(254,557)
Net borrowings (repayments) under lines of credit agreements and short-term notes	2,625,709	(1,052,700)
Principal payments on long-term debt	(607,815)	(609,358)
Dividends paid on preferred stock	-	(200,000)
Dividends paid on common stock	(177,640)	-
Acquisition on treasury shares	(13,503)	-
Net cash provided by (used in) financing activities	7,529,010	(635,534)

Net increase (decrease) in cash and cash equivalents	(2,370,768)	4,135,640
Cash and cash equivalents at beginning of year	5,079,873	944,233
Cash and cash equivalents at end of year	$2,709,105	$5,079,873

Supplemental schedule of cash flow information:
Interest paid	$423,629	$277,898
Taxes paid	$-	$-
Non-cash transactions:
Issuance of common shares for payment of debt to related parties	$-	$541,870
Issuance of note payable and assumption of liabilities for acquisition of subsidiary	1,457,400	-

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary:
Current assets	$1,379,433
Property and equipment, net	826,765
Patents and trademarks, net	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax liability	(503,200)
	$2,399,194

See accompanying notes to consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements Back to Table of Contents
December 31, 2005 and 2004

(1) Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Industries, Inc. (the "Company"), a Nevada corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and two majority-owned subsidiaries. The Company is a diversified corporation with interests in industrial/commercial companies and an oil and gas service business. The Company's business strategy is to acquire controlling equity interests in businesses that it considers undervalued. The Company's management takes an active role in providing its subsidiaries with access to capital, leveraging synergies and providing management expertise in order to improve its subsidiaries' growth.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., and Brenham Oil & Gas, Inc., and its majority owned subsidiaries, Delta Seaboard Well Services, Inc. and International American Technologies, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash-Equivalents

The Company considers cash and cash-equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company extends credit to customers and other parties in the normal course of business. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event the Company was to determine that a customer may not be able to make required payments, the Company would increase the allowance through a charge to income in the period in which that determination is made.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. The Company assesses the realizability of its inventories based upon specific usage and future utility. A charge to results of operations is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

Freight and Shipment Policy

The Company's policy is to expense all freight and shipment expenses on a monthly basis as a separate line item. The Company prepays any shipments greater than $1,250 and to reduce our freight and shipping costs the Company receives at least three quotations.

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

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and equipment – These assets are recorded at original cost and increased by the cost of any significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.

Identifiable intangible assets – These assets are recorded at original cost, intangible assets with finite lives are amortized evenly over their estimated useful lives.

At least annually, we review all long-lived assets for impairment. When necessary, we record changes for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

During April, 2005 the Company's subsidiary acquired Hammonds Technical Services, Inc. for a purchase price of approximately $2,455,700. Long-lived assets totaling $2,958,900 were recognized as a result of the acquisition. The operations of Hammonds Technical Services are included in the consolidated statements of operations from date of acquisition.

The following table contains a summary of the tangible and of the intangible assets acquired:

Acquired Assets	Amount	Life
Machinery & Equipment	$408,162	2-10 years
Patents	1,621,500	5-17 lives
Trade Marks	465,199	10 years
Sole Source Contract	464,039	7 years
	$2,958,900

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

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Under SAB 104, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at the time of shipment of its products and sales are recorded net of discounts and returns.

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2005 and 2004, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

Concentration of Credit Risk

The Company maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at December 31, 2005 the Company's cash balance exceeded the limits ($100,000) covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. The Company had two customers on a consolidated basis that accounted for more than ten (10%) percent of the Company's revenues on a consolidated basis. (Customer A - 25% and Customer B - 20%).

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

New Standards Implemented

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 15, 2006. Any impact on the Company’s consolidated results of operations and earnings (loss) per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2) Acquisition of Hammonds Technical Services, Inc.

Effective April 28, 2005, the Company's subsidiary, International American Technologies, Inc. ("IMTG"), entered into a Stock Purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for IMTG or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to IMTG in consideration for a $1,450,000 promissory note. These shares were exchanged for two minority equity interests in Hammonds owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400.

Prior to the acquisition, Hammonds was two separate legal entities, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds") manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. On February 28, 2005, Hammond Fuels Additives, Inc. was merged into Hammonds Technical Services, Inc.

As required by SFAS No. 141, IMTG has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

Current assets	$1,435,939
Property and equipment, net	826,765
Patents and trademarks, net of amortization	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax credits	(503,200)
$2,455,700

Revenues and expenses are included in IMTG’s statement of operations from May 1, 2005 through December 31, 2005.

The following unaudited pro forma data summarizes the results of operations of IMTG for the years ended December 31, 2005 and 2004 as if the acquisition had been completed on January 1, 2004. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 2004 or may be achieved in the future.

	December 31, 2005	December 31, 2004
Revenues	$4,558,174	$4,681,316
Net income (loss)	(1,505,316)	(520,812)
Basic net earnings (loss) per share	(0.07)	(0.03)

(3) Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2005 and 2004, the Company has unrealized trading losses of $2,368,060 and $881,595, respectively, related to securities held on those dates. These unrealized losses are included in the consolidated statements of operations for the respective years. The Company recorded realized losses on the sales of trading securities of $108,655 and $8,400 for the years ended December 31, 2005 and 2005.

(4) Inventories

Inventories consisted of the following:

	December 31, 2005	December 31, 2004
Part and materials	$1,148,305	$-
Work in process	25,696	-
Finished goods	4,074,373	1,235,743
Less reserve	(558,975)	-
	$4,689,399	$1,235,743

(5) Real Estate Transactions

During the quarter ended September 30, 2004, Orion HealthCorp, Inc. (f/k/a formerly SurgiCare) issued 8,750,000 shares (875,000 shares after a one for ten reverse recapitalization) of Orion’s common stock to the Company, having a market value of $3,150,000, in exchange for the conversion of the remaining 900,000 Series AA Orion shares owned by the Company, with a book value of $4,500,000. In addition to the $3,150,000 in common stock, Orion transferred to the Company the real estate owned by Orion to cover the difference between the book value of the preferred stock of $4,500,000 and the $3,150,000 market value of the common stock at the date of the transaction. The real estate received was subject to a first lien in the amount of $1,100,000. The Company also agreed to pay Orion $250,000 related to costs of the transaction at the time of the closing. No gain or loss was recognized on this transaction. The land was placed on the books at approximately $2,939,000.

On July 30, 2004, the Company sold the real estate to an unaffiliated third party for a cash payment equal to the first lien and the $250,000 owed to Orion and a note receivable in the amount of $5,000,000, secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The Company recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer). The note was discounted to the present value of the lowest level of annual payments required by the sales contract over the maximum period specified by SFAS No. 66.

At December 31, 2005, the Company had one remaining property in their inventory of real estate acquired for resale. The property consists of 286 acres of undeveloped land located on Galveston Bay, TX.

(6) Sale of Drilling Rigs

During the year ended December 31, 2004, the Company sold three drillings to a Texas energy company for $5,000,000 in cash. The drilling rigs were carried on the Company's books at $3,504,188, resulting in the gain on the sale in the amount of $995,812 after accounting for bonuses paid to certain related parties in the amount of $500,000.

(7) Long-term Notes Receivable

Long-term notes receivable at December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004
Net note receivable from sale of real estate	3,215,837	3,401,916
Sale of machinery and equipment	459,200	479,200
Sale of former subsidiary, Marald, Inc.	217,745	243,331
Sale of former subsidiary, Marald, Inc.	200,000	200,000
Other	25,000	-
Notes receivable	4,117,782	4,324,447
Less current portion	249,096	231,665
Notes receivable, less current portion	$3,868,686	$4,092,782

(8) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2005	December 31, 2004
Land		$1,991,562	$432,312
Building and improvements	20	2,506,335	928,561
Machinery and equipment	7-15	3,284,972	2,097,879
Office equipment and furniture	7	628,006	149,488
Automobiles	5	575,523	522,196
		8,986,398	4,130,436
Less accumulated depreciation and amortization		(2,692,724)	(1,723,656)
Net property and equipment		$6,293,674	$2,406,780

(9) Intangible Assets

Intangible assets at December 31, 2005 consisted of the following:

2005
Patents	$1,795,249
Trademarks	465,199
Sole Source Contract	464,039
2,724,487
Less accumulated amortization	188,224
$2,536,263

Amortization expense and the weighted average lives of intangible assets are shown in the table below:

	2005	Life
Patents	$89,144	5-17 lives
Trademarks	31,008	10 years
Sole source contract	44,192	7 years
	$164,344

The estimated future amortization expense of intangible assets as of December 31, 2005 is as follows:

2006	$246,516
2007	246,516
2008	246,516
2009	246,516
2010	246,516
Thereafter	1,139,339
Total	$2,371,919

(10) Short-term Notes Payable To Banks

	December 31, 2005	December 31, 2004
Note payable to a bank, which allows the Company to borrow up the $5,000,000, interest due monthly at the prime rate, principal payment July 15, 2006, secured by assets of the Company's subsidiaries	$1,759,628	$-

Note payable to a bank, which allows the Company to borrow up to $1,500,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in May 2006, secured by subsidiary's property	1,399,541	-

Demand note with a bank, rate at prime plus 1%, interest due in quarterly installments, with the final payment of principal and interest on May 1, 2005	$-	$609,300

Demand note payable to a bank, with interest at 6.4%, principal and interest due on August 1, 2006	500,000	-

Demand note payable to a bank, with interest at 7.15%, principal and interest due on August 1, 2006	425,000	-

Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	173,300	-
	$4,257,469	$609,300

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

(11) Long-term Debt

Long-term debt consisted of the following:

	December 31, 2005	December 31, 2004
Note payable to a bank, interest due monthly at prime plus 3%, principal payment due January 31, 2007, secured by a Deed of Trust on the Company’s property	$1,000,000	$1,000,000

Note payable to bank, interest due monthly at prime plus 2%, principal payment due January 31, 2007, secured by assets of the Company's subsidiary	1,981,698	-

Note payable to bank due in monthly installments of $15,324 through October 2025 with interest at 6.9% secured by a Deed of Trust on the property	1,996,176	-

Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by property	844,038	-

Note payable to a bank, due in monthly installments of $6,175, including interest at 6.6% through May 2018, secured by property	621,584	655,324

Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2006	89,890	-

Other notes with various terms	166,175	123,530
	6,699,561	1,778,854
Less current portion	(306,355)	(80,350)
	$6,393,206	$1,698,504

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

Principal repayment provisions of long-term debt are as follows at December 31, 2005:

2006	$306,355
2007	3,129,195
2008	136,453
2009	127,516
2010	836,207
Thereafter	2,163,835
Total	$6,699,561

(12) Related Party Notes Payable and Accounts Receivable

Transactions related to notes payable to related parties are as follows for the years ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Balance at beginning of year	$684,654	$-
Proceeds from borrowing	-	1,053,770
Issuance of common shares for payment	-	(541,870)
Repayment of borrowing	(684,654)	(254,557)
Net amounts transferred from/to accrued expenses	-	427,311
Balance at end of year	$-	$684,654

Transactions related to accounts receivable from related parties arise from compensation arrangements, expense allowances and other similar items conducted in the ordinary course of business.

(13) Capital Stock and Stock Options

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

The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004 as follows:

	December 31, 2005	December 31, 2004
Dividend yield	-	0%
Expected volatility	-	162.8%
Risk free interest	-	4.49%
Expected lives	-	0.75 years

Under the accounting provisions of SFAS 123, the Company's net income (loss) applicable to common stockholders and income (loss) per share would have been increased to the pro forma amounts indicated below:

	December 31, 2005	December 31, 2004
		(Restated)
Net income (loss) applicable to common stockholders:
As reported	$(4,523,907)	$619,411
Pro forma	$(4,523,907)	$346,631
Income (loss) per share:
As reported	$(1.30)	$0.22
Pro forma	$(1.30)	$0.13

A summary of the status of the Company's stock options to employees as of December 31, 2005 and 2004, and changes during the periods ending on those dates is presented below:

	Shares	Weighted Average Exercise Price December 31, 2005	Shares	Weighted Average Exercise Price December 31, 2004
Outstanding at beginning of period	50,000	$1.50	50,000	$-
Granted	-	-	-	-
Exercised	(50,000)	(1.50)	-	-
Canceled	-	-	-	-
Outstanding and exercisable at end of period	-	$-	50,000	$-
Weighted average fair value of options
granted during the period	None	N/A	None	N/A

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2005:

	Exercise Price	Number Outstanding and Exercisable at December 31, 2005		Weighted Average Remaining Contractual Life (Years) at December 31, 2005
$	N/A	-	$	N/A

(14) Income Taxes

The following table sets forth a reconciliation of the statuary federal income tax for December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004
Income (loss) before taxes	$(4,523,907)	$619,411

Income tax benefit expense at statutory rate	$(1,538,128)	$210,600
Unrealized loss on securities	805,140	-
Permanent differences	84,600	-
Minority expense	35,486	-
Inventory reserve	106,847	-
Other	(13,999)	-
Increase (decrease) in valuation allowance	520,054	(210,600)

Tax benefit	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liabilities as of December 31, 2005 and 2004 is set forth below.

	December 31, 2005	December 31. 2004
Deferred tax assets:
Net operating loss	$4,015,054	$3,495,000
Total deferred tax asset	4,015,054	3,495,000
Valuation allowance	(4,015,054)	(3,495,000)

Net deferred asset	$-	$-

	December 31, 2005	December 31, 2004
Deferred tax liability:
Fixed asset temporary difference	$138,775	$-
Intangible asset temporary difference	364,425	-
Deferred tax liability	$503,200	$-

The Company has an estimated net operating loss carryforward in excess of $10,900,000 which expires from 2024 to 2025. The loss may be limited under Internal Revenue Code Section 382.

The Company has an estimated capital loss carryforward of $109,000.

(15) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	For the Years Ended	For the Years Ended
	2005	2004
Basic income (loss) per share:
Net income (loss)	$(4,523,907)	$619,411
Weighted average common shares outstanding	3,486,269	2,763,100
Weighted average common shares outstanding for diluted net income (loss) per share	3,486,269	3,162,100
Net income (loss) per share - basic	$(1.30)	$0.22
Net income (loss) per share - diluted	$(1.30)	$0.20

(16) Commitments and Contingencies

Various key officials of the Company have entered into employment agreements with the Company. The CEO of the Company entered into a three-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $124,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment.

(17) Related Party Transactions

During 2005, the Company sold and investment of $50,000 to Daniel Dror II, who agreed to reimburse the Company for this investment through a promissory note. The promissory note bears interest at 10% and is due in December 2006. Daniel Dror II is related to the CEO of the Company.

During 2005, the Company issued 18,700 shares of common stock to officers and board members for services representing $106,964 of cost to the Company.

During 2005, an officer of the Company agreed to waive a loan of $104,285. The amount was recorded as other income.

During 2005, the Company issued 77,600 shares of common stock to two shareholders related to the CEO for services representing $443,420 of cost to the Company.

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

(18) Segment Information

The Company has two reportable segments and corporate overhead: industrial/commercial and oil and gas related services. The industrial/commercial segment includes (1) a supplier of automotive after-market products and (2) a holding company that owns Hammonds Technical Services, Inc. (see note 2 for information on the acquisition of Hammonds). The oil and gas related services segment owns an oil, gas and mineral royalty interest in Washington County, Texas. The oil, gas and mineral royalty interest is carried on the Company's books at $0, and the Company received income from the royalty interest in the amount of $4,844 in 2005 and $0 in 2004 . The oil and gas related services segment is related to Delta Seaboard Well Services, Inc. which provides a broad range of supplies and services that are used by oil and gas companies. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues, operating income/(losses), and identifiable assets were as follows:

		December 31, 2005		December 31, 2004
				(Restated)
Revenues:	$		$
Industrial/Commercial		13,753,442		7,735,277
Oil and gas related services		11,722,827		8,952,149
Corporate		-		-
		$25,476,269		$16,687,426

Income (loss) from operations:	$		$
Industrial/Commercial		(1,175,230)		469,378
Oil and gas related services		1,237,585		673,878
Corporate		(1,816,634)		(1,881,439)
		$(1,754,279)		$(907,225)

Identifiable assets:	$		$
Industrial/Commercial		9,942,645		3,502,691
Oil and gas related services		7,177,435		5,926,931
Corporate		13,043,269		13,316,223
		$30,163,349		$22,367,368

(19) Restatement of Previously Issued Quarterly Data (Unaudited)

The Company determined that its acquisition of Hammonds Technical Services was improperly accounted for and goodwill was overstated by approximately $3,400,000 and patents and trademarks were understated by approximately $2,240,000 and related deferred tax liability of $503,200 needed to be recorded. In addition, there were other accounting errors in various accounts. The adjustments are indicated below.

	As previously	Restatement
	reported	adjustments	As restated

Period ended March 31, 2005
Accounts payable and accrued expenses	$(2,699,701)	$(167,777)	$(2,867,478)
Prepaid expenses and other current assets	878,557	(474,400)	404,157
Minority interest	(2,059,258)	382,924	(1,676,334)
Accumulated deficit	12,145,583	259,253	12,404,836

Selling, general and administrative	2,427,835	(200,000)	2,227,835
Minority interest	(96,688)	(98,000)	(194,688)
Net income (loss) applicable to common shareholders	(1,760,943)	102,000	(1,658,943)
Basic	$(0.60)		$(0.57)
Diluted	(0.60)		(0.57)

Weighted aver common shares	2,920,325		2,920,325

Period ended June 30, 2005
Accounts receivable	$$3,339,824	$$6,164	$$3,345,988
Prepaid expenses and other assets	1,191,671	(374,400)	817,271
Property	3,130,627	(16,056)	3,114,571
Goodwill	4,808,588	(4,134,049)	674,539
Patents and trademarks, net of amortization	138,415	2,470,652	2,609,067
Accounts payable	(3,586,173)	(30,510)	(3,616,683)
Deferred tax liability	-	(503,200)	(503,200)
Minority interest	(4,423,793)	2,691,976	(1,731,817)
Additional paid in capital	(27,827,029)	(488,323)	(28,315,352)
Accumulated deficit	12,448,281	377,745	12,826,026

Selling, general and administrative	2,913,405	(247,944)	2,665,461
Interest income	49,066	(6,164)	42,902
Net income (loss) before income tax	46,536	472,514	519,050
Minority interest	(300,483)	(283,178)	(583,661)
Net income (loss) applicable to common shareholders	(253,948)	(443,373)	(697,321)
Basic	(0.09)		(0.24)
Diluted	$(0.09)		$(0.24)

Weighted average common shares	2,920,325		2,920,325

Period ended September 30, 2005
Accounts receivable	$6,340,635	$$6,164	$6,346,799
Prepaid expenses and other assets	1,538,180	(1,003,576)	534,604
Property	4,394,992	(1,225,048)	3,169,944
Goodwill	4,063,929	(3,389,390)	674,539
Patents and trademarks, net of amortization	135,582	2,439,652	2,575,234
Deferred tax liability	-	503,200	503,200
Minority interest	(4,760,295)	3,034,346	(1,725,949)
Additional paid in capital	(28,254,306)	(135,285)	(28,389,591)
Accumulated deficit	12,386,032	460,480	12,846,512

Selling, general and administrative	2,479,305	148,493	2,627,798
Interest income	(26,955)	(6,164)	(33,119)
Net income (loss) before income tax	236,981	(321,640)	(84,659)
Minority interest	(43,132)	(196,000)	(239,132)
Net income (loss) applicable to common shareholders	193,849	(41,343)	152,506

Basic	$0.05		$0.04
Diluted	$0.05		$0.04

Weighted average common shares	3,620,352		3,620,352

(20) Restatement of 2004 Financial Statements

The consolidated financial statements for the year ended December 31, 2004 have been restated to correct for the errors in the various accounts. The errors are corrected as follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
December 31:

Trading securities	$3,874,500	$(201,885)	$3,672,615
Prepaid expenses	358,853	(176,592)	182,261
Total current assets	15,328,589	(146,812)	15,181,777
Total assets	22,745,845	(378,477)	22,367,368
Accounts payable	1,889,070	492,450	2,381,520
Total current liabilities	3,263,374	492,450	3,755,824
Minority interest	1,942,570	(460,924)	1,481,646
Total liabilities	6,904,448	31,526	6,935,974
Accumulated deficits	(10,335,890)	(410,003)	(10,745,893)
Total stockholders' equity	$15,841,397	$(410,003)	$15,431,394

Year ended December 31, 2004:

Selling, general and administrative expenses	$4,797,265	$169,042	$4,966,307
Total costs and expenses	17,425,609	169,042	17,594,651
Operating income (loss)	(738,183)	(169,042)	(907,225)
Unrealized losses on trading securities	(679,710)	(201,885)	(881,595)
Gain on sale of assets	1,495,812	(500,000)	995,812
Total other income (expenses)	2,519,712	(701,885)	1,817,827
Net income (loss) before minority interest	1,781,529	(870,927)	910,602
Minority interest	(752,115)	460,924	(291,191)
Net income applicable to common shareholders	1,029,414	(410,003)	619,411
Net income (loss) per share applicable to common shareholders:
Basic	0.37	-	0.22
Diluted	$0.33	$-	$0.20