Form 10QSB
period 2006-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-05-22
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At March 31, 2006, the Registrant had 4,347,510 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three-month periods ended March 31, 2006 and 2005 are attached to this quarterly report.

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

Overview

We are a holding company and have two reportable segments and corporate overhead: (1) industrial/commercial and (2) oil and gas. The industrial/commercial segment includes: (1)  industrial/ commercial (a) Northeastern Plastics, Inc. ("NPI") a wholly-owned subsidiary, which is a supplier of automotive after-market and consumer electrical products; and  b) through our 81.09% subsidiary, International American Technologies, Inc. ("IMTG), a publicly traded entity (f/k/a Unlimited Coatings Corporation), which entered into an agreement to acquire 51% of Hammonds Technical Services, Inc. ("Hammonds"), a manufacturer of water treatment equipment, fuel injectors, fuel additives and Hammonds new omni directional vehicle (ODV); and (2) the oil and gas related services segment owns an oil, gas and mineral royalty interest in Washington County, Texas, carried on the Company's books at $0, and Delta Seaboard Well Services, Inc. ("Delta"), which is engaged in the oil and gas drilling equipment and service business.

On February 28, 2005, IMTG, our 81.0% owned subsidiary, entered into an agreement to acquire 51% of Hammonds, which agreement closed in April, 2005. Hammonds is in the business of water treatment, fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry and the designer of a new omni directional vehicle for a wide variety of uses. The historical financial statements of AIII include the acquisitions of acquired companies as of the effective dates of the purchases and the results of those companies subsequent to acquisition, as these transactions were accounted for under the purchase method of accounting. The acquisitions of certain subsidiaries were accounted for using the purchase method of accounting, whereby the purchase price of the acquisition was allocated based on the fair market value of the assets acquired and liabilities assumed. If the purchase price exceeded the net fair market value of the assets acquired, any remaining purchase price was allocated to goodwill. In addition, certain subsidiaries were accounted for using the historical cost basis of the predecessor.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Our revenues for the three months ended March 31, 2006 were $6,859,882, compared to revenues of $4,115,692 for the same three months of 2005, or an increase of 66.7%. The increase is due to increased revenues of Delta, from $2,768,943 to $3,842,428 or an increase of 38.8% and an increase in revenues of NPI, from $1,346,769 to $1,692,280 or an increase of 25.7% and the addition of IMTG ("Hammonds") whose revenues for the period ended March 31, 2006 were $1,325,169. The selling, general and administrative expenses during the three-month period ended March 31, 2006 were $3,132,519 compared to $1,166,566 for the three months ended March 31, 2005.

Our consolidated net loss for the three-month period ended March 31, 2006 was $1,009,299, compared to consolidated net loss of $1,658,943 for the comparable period of the prior year.

NPI acquired the rights to market certain of its products under the name MOTOR TREND™ and we believe that with the recent MOTOR TREND™ marketing agreement, NPI's revenues should increase substantially during the remainder of fiscal 2006. NPI recently was granted the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products and believes that this license shall also improve its revenues during the 2006 fiscal year.

Liquidity and Capital Resources

Total assets at March 31, 2006 were $29,808,836 compared to $30,163,349 at December 31, 2005. Total liabilities at March 31, 2006 were $17,917,442, compared to $17,264,410 at December 31, 2005. At March 31, 2006, consolidated working capital was $4,027,338 as compared to working capital of $7,929,567 at December 31, 2005. Our consolidated cash position at March 31, 2006 was $2,135,807 compared to $2,709,105 at December 31, 2005.

For the three months ended March 31, 2006, we generated cash flow from operations of $47,890 compared to cash flow from operations of $400,014 during the same period of the prior year. Our net loss of $1,009,299 was offset by non-cash compensation of $250,084, depreciation and amortization expenses of $143,665 and a minority interest in the amount of $293,084. Our positive cash flow from operations was also attributable to a decrease in the value of our trading securities by $112,913 and a decrease in our accounts receivable by $340,045 and an increase in accounts payable by $856,173.

Our investing activities used $302,021 during the three-month period ended March 31, 2006 compared to cash provided by investing activities during the same period in the prior year in the amount of $223,318. We used cash in the amount of $307,659 during the three months ended March 31, 2006 to purchase property and equipment.

Our financing activities during the three months ended March 31, 2006 consisted mainly of repayment of borrowings from related parties in the amount of $873,761.

Our balance sheet reflects a real estate asset at its historical cost of $225,000 due to GAAP accounting rules applicable to the fact that it was acquired from a related party. The Company believes that the current value of this real estate is significantly higher than the historic cost basis of this property.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, the Company made changes in our internal control over financial reorting in order to improve such internal controls over financial reporting. Specifically, the Company has hired a qualified consultant with accounting and auditing experience to perform an internal audit function and the Company has hired a full time CFO to oversee financial and accounting transactions financial reporting and disclosure.

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K During the Period Covered by this Report:

The Registrant has not filed a Form 8-K during the period ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: May 22, 2006

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: May 22, 2006

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
March 31, 2006 and December 31, 2005

	2006	2005
		(audited)
Assets
Current assets:
Cash and cash equivalents	$2,135,807	$2,709,105
Certificate of deposit	2,000,000	2,000,000
Trading securities	942,936	1,061,259
Accounts receivable, less allowance for doubtful accounts of
$299,732 in 2006 and $322,365 in 2005	4,803,854	5,143,899
Current portion of notes receivable	-	249,096
Accounts receivable from related parties	-	95,001
Inventories net of a reserve of $558,975	5,248,242	4,689,399
Inventory of real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	325,753	325,753
Prepaid expenses and other current assets	444,177	195,290
Total current assets	16,125,769	16,693,802

Notes receivable, less current portion	3,958,049	3,868,686
Property and equipment, net of accumulated
depreciation and amortization	6,504,255	6,293,674
Goodwill	674,539	674,539
Patents and trademarks, net of amortization
of $249,853 at March 31, 2006 and $188,224 at December 31, 2005	2,463,658	2,536,263
Other assets	82,566	96,385
Total assets	$29,808,836	$30,163,349

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$4,249,635	$3,793,462
Short-term notes payable	7,129,058	4,257,469
Margin loans	406,949	406,949
Loans due to related parties	-	-
Current installments of long-term debt	312,789	306,355
Total current liabilities	12,098,431	8,764,235

Long-term debt, less current installments	3,417,958	6,393,206
Deferred tax liability	503,200	503,200
Minority interest	1,897,853	1,603,769
Total liabilities	17,917,442	17,264,410

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 1,000,000 shares:
none issued.	-	-
Common stock, $.001 par value. Authorized 10,000,000 shares:
4,347,510 shares issued and 4,347,510 shares outstanding
at March 31,2006, 2,910,329 shares issued and
2,910,329 shares outstanding at December 31, 2005	6,073	4,319
Additional paid-in capital	28,389,591	28,389,591
Accumulated deficit	(16,456,739)	(15,447,440)
	11,938,925	12,946,470
Less treasury stock, at cost (5,400 shares)	(47,531)	(47,531)
Total stockholders' equity	11,891,394	12,898,939

Total liabilities and stockholders' equity	$29,808,836	$30,163,349

See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three months ended March 31, 2006 and 2005

	2006	2005

Revenues	$6,859,882	$4,115,692
Costs and expenses:
Cost of sales	4,316,213	2,427,835
Selling, general and administrative	3,132,519	1,166,566
Total operating expenses	7,448,732	3,594,401

Operating loss	(588,850)	521,291

Other income (expenses):
Interest income (expense)	(55,452)	72,007
Realized gains (losses) on marketable trading securities		11,700
Unrealized losses on marketable trading securities	5,410	(2,006,432)
Interest expense	98,382	(62,821)
Other income	79,025	-
Total other income (expenses)	127,365	(1,985,546)

Net income (loss) from operations before
income taxes and minority interest	(716,215)	(1,464,225)

Provision for income taxes	-	-

Minority Interest	(293,084)	(145,968)
Net Loss	(1,009,299)	(1,610,193)
Preferred Dividends Paid	-	(48,750)

Net income (loss) applicable to common shareholders	$(1,009,299)	$(1,658,943)

Net income (loss) applicable to common shareholders:
Basic	$(0.23)	$(0.57)
Diluted	$(0.29)	$(0.50)

Weighted average common shares:
Basic	4,347,510	2,920,325
Diluted	3,511,252	3,319,325

See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Three months ended March 31, 2006 and 2005
(Unaudited – see accompanying accountants’ review report)

	2006	2,005

Cash flows from operating activities:	$(1,009,299)	$(1,610,193)
Net loss
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	143,665	20,328
Common stock issued for services	250,704	113,450
Realized gain on trading securities	-	(11,700)
Unrealized losses on trading securities	5,410	2,018,132
Minority interest	293,084	194,688
(Increase) decrease in operating assets:
Trading securities	112,913	788,461
Accounts receivable	340,045	697,640
Inventories	(558,843)	(2,044,641)
Prepaid expenses and other current assets	269	(221,896)
Other assets	13,829	(20,213)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	456,173	475,958
Net cash provided by (used in) operating activities	47,890	400,014

Cash flows from investing activities:
Purchase of property and equipment	(307,659)	(1,684)
Proceeds from sale of assets	-	118,862
Redemption of certificate of deposit	-	300,000
Accounts receivable from related parties	95,001	11,575
Long-term notes receivable	(89,363)	(205,435)
Net cash provided by (used in) investing activities	(302,021)	223,318

Cash flows from financing activities:
Net borrowing (repayments) under line of credit agreements	-	100,000
Proceeds from long-term debt	-	40,422
Proceeds from borrowing from related parties	(873,761)	-
Principal payments on long-term debt	96,330	(10,219)
Repayment of short-term borrowings to related party	-	(584,276)
Payment of dividends on preferred stock	-	(48,750)
Net cash provided by (used in) financing activities	(777,431)	(502,823)

Net increase (decrease) in cash	(1,031,562)	120,509

Cash at beginning of year	4,709,105	5,079,873
Cash at end of period	$3,677,543	$5,200,382

Supplemental schedule of cash flow information:
Interest paid	$91,249	$62,821

See accompanying notes to consolidated financial statements.

American International Industries, Inc. Back to Table of Contents
Notes to Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company" or "AIII"), operates as a diversified holding company with a number of wholly-owned subsidiaries and two majority-owned subsidiary.

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

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the Company's audited consolidated financial statements and related footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2006 and 2005 is eliminated by net operating loss carry forwards.

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

Three months ended
	March 31, 2006	March 31, 2005
Net earnings (loss) as reported	$(1,009,299)	$(1,658,943)
Deduct: Total stock-based employee compensation
(expense determined under the fair value method for all awards), net of tax effect
Pro forma net earnings (loss)	(1,009,299)	(1,658,943)
Earnings (loss) per share:
Basic net earnings (loss) per share – as reported	(0.23)	(0.57)
Basic net earnings (loss) per share – pro forma	(0.29)	(0.50)

The above pro forma effects on net earnings (loss) and net earnings (loss) per share are not like to be representative of the effects on reported net earnings (loss) for future years because options vest over several years and additional awards could be made each year. At March 31, 2006, there were no options available to employees.

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

Consolidated revenues, net operating losses for the three months ended March 31, 2006 and 2005, and identifiable assets as of March 31, 2006 and 2005, were as follows:
	2006	2005
Revenues:
Industrial/Commercial	$3,017,453	$1,346,749
Real estate	-	-
Oil and gas	3,842,429	2,768,943
	$6,859,882	$4,115,692
Operating income (loss):
Industrial/Commercial	(651,710)	(63,200)
Real estate	-	-
Oil and gas	603,542	715,363
Corporate	(540,682)	(330,872)
	$(588,850)	$321,291
Identifiable assets:
Industrial/Commercial	$9,470,664	$9,267,371
Real estate	-	-
Oil and gas	7,623,640	6,667,284
Corporate	14,849,141	14,228,694
	$29,808,826	$30,163,349

The Company's areas of operations are in the United States.