Form 10QSB/A
period 2006-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-05-31
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB/A
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

At March 31, 2006, the Registrant had 4,346,933 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant reports that its Form 10-QSB for the period ended March 31, 2006, filed on May 22, 2006, was filed before the independent accountant completed their review. As a result, the Registrant is filing this amended quarterly report on Form 10-QSB/A for the period ended March 31, 2006, which reflects material adjustments to the previously filed quarterly financial statements contained in the March 31, 2006 Form 10-QSB, including but not limited to a decrease in net loss and net loss per share.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Our revenues for the three months ended March 31, 2006 were $6,859,882, compared to revenues of $4,115,699 for the same three months of 2005, or an increase of 66.7%. The increase is due to increased revenues of Delta, from $2,768,943 to $3,842,433 or an increase of 38.8% and an increase in revenues of NPI, from $1,346,769 to $1,692,280 or an increase of 25.7% and the addition of IMTG ("Hammonds") whose revenues for the period ended March 31, 2006 were $1,325,169. Cost of sales increased from $2,427,835 to $4,316,213, which increase was primarily due to the costs associated with the sales by Hammonds, which was acquired in April 2005, and increased costs of sales associated with increased revenues at both NPI and Delta. The selling, general and administrative expenses during the three-month period ended March 31, 2006 were $2,861,872 compared to $1,117,823 for the three months ended March 31, 2005.The increase is due to the increase in overhead associated with the increase in revenues, the additional costs associated with Hammonds and very high accounting fees.

Our consolidated net loss for the three-month period ended March 31, 2006 was $683,663, compared to consolidated net loss of $1,658,943 for the comparable period of the prior year, representing a decline in net loss of approximately $975,000.

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

Liquidity and Capital Resources

Total assets at March 31, 2006 were $29,532,771 compared to $30,163,349 at December 31, 2005. Total liabilities at March 31, 2006 were $17,106,756, compared to $17,264,410 at December 31, 2005. At March 31, 2006, consolidated working capital was $4,803,581 compared to working capital of $7,929,567 at December 31, 2005. Our consolidated cash position at March 31, 2006 was $3,126,144 compared to $2,709,105 at December 31, 2005.

For the three months ended March 31, 2006, we had negative cash flow from operations of $20,451 compared to cash flow from operations of $400,014 during the same period of the prior year. Our net loss of $683,663 was offset by non-cash compensation of $210,739, depreciation and amortization expenses of $229,664 and a minority interest in the amount of $239,430. Our negative cash flow from operations was also attributable to a decrease in accounts receivable by $632,007, an increase in inventories of $551,180, an increase in prepaid expenses of $234,547 and a decrease in accounts payable of $26,601.

Our investing activities provided $854,635 during the three-month period ended March 31, 2006, compared to cash provided by investing activities during the same period in the prior year in the amount of $223,318. Investment cash was provided by the redemption of a certificate of deposit in the amount of $1,000,000 during the period ended March 31, 2006 compared to $300,000 during the same period of the prior year. We used cash in the amount of $330,339 for the purchase of land and a building for a subsidiary during the three months ended March 31, 2006 compared to $1,684 during the same period of the prior year. We used $417,145 during the period ended March 31, 2006 to pay down lines of credit and long-term debt compared to $502,823 during the same period of 2005.

Our balance sheet reflects a real estate asset at its historical cost of $225,000 due to GAAP accounting rules applicable to the fact that it was acquired from a related party. The Company believes that the current value of this real estate is significantly higher than the historic cost basis of this property.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president/chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2006. The president/chief executive officer and chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of the accounting records and supporting data and monitoring and oversight of the work performed by the completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its subsidiaries.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

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
   Dated: May 31, 2006

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: May 31, 2006

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
March 31, 2006 and December 31, 2005

	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,126,144	$2,709,105
Certificate of deposit	1,000,000	2,000,000
Trading securities	930,808	1,061,259
Accounts receivable, less allowance for doubtful accounts of
$299,732 in 2006 and $322,365 in 2005	4,511,891	5,143,899
Current portion notes receivable	255,323	249,096
Accounts and notes receivable from related parties	141,664	95,001
Inventories net of a reserve of $558,975	5,240,579	4,689,399
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	325,753	325,753
Prepaid expenses and other current assets	429,837	195,290
Total current assets	16,186,999	16,693,802

Notes receivable, less current portion	3,677,485	3,868,686
Property and equipment, net of accumulated
depreciation and amortization	6,484,193	6,293,674
Goodwill	674,539	674,539
Patents and trademarks, net of amortization	2,446,419	2,536,263
Other assets	63,136	96,385
Total assets	$29,532,771	$30,163,349

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,766,861	$3,793,462
Short-term notes payable	7,039,168	4,257,469
Margin loans	406,949	406,949
Current installments of long-term debt	170,440	306,355
Total current liabilities	11,383,418	8,764,235

Long-term debt, less current installments	3,376,940	6,393,206
Deferred tax liability	503,200	503,200
Minority interest	1,843,198	1,603,769
Total liabilities	17,106,756	17,264,410

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 1,000,000 shares:
none issued.	-	-
Common stock, $.001 par value. Authorized 10,000,000 shares:
4,346,933 shares issued and 4,341,533 shares outstanding
at March 31, 2006; 4,318,660 shares issued and
4,313,260 shares outstanding at December 31, 2005	4,347	4,319
Additional paid-in capital	28,600,302	28,389,591
Accumulated deficit	(16,131,103)	(15,447,440)
	12,473,546	12,946,470
Less treasury stock, at cost (5,400 shares)	(47,531)	(47,531)
Total stockholders' equity	12,426,015	12,898,939

Total liabilities and stockholders' equity	$29,532,771	$30,163,349

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
		(Unaudited Restated)
Revenues	$6,859,882	$4,115,699
Costs and expenses:
Cost of sales	4,316,213	2,427,835
Selling, general and administrative	2,861,872	1,117,823
Total operating expenses	7,178,085	3,545,651

Operating income (loss)	(318,203)	570,041

Other income (expenses):
Interest income	60,238	72,007
Realized gains (losses) on marketable trading securities	-	11,700
Unrealized losses on marketable trading securities	(9,549)	(2,006,432)
Interest expense	(170,274)	(62,821)
Other income (loss)	(6,445)	-
Total other income (expenses)	(126,030)	(1,985,546)

Net income (loss) from operations before
income taxes and minority interest	(444,233)	(1,415,505)

Provision for income taxes	-	-
Minority interest	(239,430)	(194,688)
Net loss	(683,663)	(1,610,193)
Preferred dividends paid	-	(48,750)

Net loss applicable to common shareholders	$(683,663)	$(1,658,943)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.16)	$(0.57)

Weighted average common shares:
Basic and diluted	4,346,933	2,920,325

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2,005
		(Unaudited Restated)

Cash flows from operating activities:
Net loss	$(683,663)	$(1,610,193)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	229,664	20,328
Common stock issued for services	210,739	113,450
Realized gain on trading securities	-	(11,700)
Unrealized losses on trading securities	(9,549)	2,018,132
Minority interest	239,430	194,688
(Increase) decrease in operating assets:
Trading securities	140,000	778,461
Accounts receivable	632,007	697,640
Inventories	(551,180)	(2,044,641)
Prepaid expenses and other current assets	(234,547)	(221,896)
Other assets	33,249	(20,213)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(26,601)	485,958
Net cash provided by (used in) operating activities	(20,451)	400,014

Cash flows from investing activities:
Purchase of property, equipment and intangibles	(330,339)	(1,684)
Proceeds of the sale of investments	-	118,862
Redemption of certificate of deposit	1,000,000	300,000
Accounts receivable from related parties	-	11,575
Long-term notes receivable	184,974	(205,435)
Net cash provided by (used in) investing activities	854,635	223,318

Cash flows from financing activities:
Net borrowing (repayments) under line of credit agreements	(199,999)	100,000
Proceeds from long-term debt	23,319	40,422
Principal payments on long-term debt	(193,802)	(10,219)
Addition to (repayment of) short-term borrowings to related party	(46,663)	(584,276)
Payment of dividends on preferred stock	-	(48,750)
Net cash provided by (used in) financing activities	(417,145)	(502,823)

Net increase (decrease) in cash	417,039	120,509

Cash at beginning of year	2,709,105	5,079,873
Cash at end of period	$3,126,144	$5,200,382

Supplemental schedule of cash flow information:
Interest paid	$91,249	$62,821

See accompanying notes to unaudited consolidated financial statements.

American International Industries, Inc. Back to Table of Contents
Notes to Unaudited Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company"), operates as a diversified holding company with a number of wholly-owned subsidiaries and two majority-owned subsidiary.

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

(3) Earnings Per Share

Basic earnings per share are calculated on the weighted average number of common shares outstanding. The Company’s diluted earnings per share are the same as basic for the three months ended March 31,2005 because the conversion of the preferred stock is anti-dilutive. There was not any preferred stock outstanding at March 31, 2006.

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three-month periods ended March 31, 2006 and 2005 is eliminated by net operating loss carry forwards.

(5) Employee Stock-Based Compensation

The Company grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" based on the grant date fair values.

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

Consolidated revenues, net operating losses for the three months ended March 31, 2006 and 2005, and identifiable assets as of March 31, 2006 and 2005, were as follows:
	2006	2005
Revenues:
Industrial/Commercial	$3,017,453	$1,346,749
Oil and gas	3,842,429	2,768,943
	$6,859,882	$4,115,692
Operating income (loss):
Industrial/Commercial	(461,559)	(63,200)
Oil and gas	492,677	915,363
Corporate	(349,321)	(282,122)
	$(318,203)	$570,041
Identifiable assets:
Industrial/Commercial	$5,667,586	$5,267,371
Oil and gas	7,114,140	5,492,383
Corporate	16,751,045	10,288,694
	$29,532,771	$21,048,448

The Company's areas of operations are in the United States.