Form 10KSB/A
period 2005-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-06-27
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

At December 31, 2005, the aggregate market value of the 2,580,429 shares held by non-affiliates of the registrant was $20,643,432. At December 31, 2005, the Registrant had 4,318,660 shares of common stock outstanding. Issuer's revenues for its most recent fiscal year: $25,476,269.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

This Form 10-KSB/A is being filed to reflect the payment of preferred dividends in the amount of $48,750 and $200,000 in 2005 and 2004, respectively. Footnotes 19 and 20 have been corrected to reflect the preferred dividends.

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

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
June 27, 2006

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
June 27, 2006

Financial Statements for the Years Ended December 31, 2005 and 2004

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Independent Auditors' Reports	23
Independent Auditors' Reports	24
Consolidated Financial Statements:
Balance Sheets – December 31, 2005 and 2004 (Restated)	25
Statements of Operations – Years ended December 31, 2005 and 2004 (Restated)	26
Statements of Stockholders’ Equity – Years ended December 31, 2005 and 2004 (Restated)	27
Statements of Cash Flows – Years ended December 31, 2005 and 2004 (Restated)	28
Notes to the Consolidated Financial Statements	29

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

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Years ended December 31, 2005 and 2004

	2005	2004
		(Restated)

Revenues	$25,476,269	$16,687,426
Costs and expenses:
Cost of sales	17,630,094	12,628,344
Selling, general and administrative	9,562,334	4,966,307
Total operating expenses	27,192,428	17,594,651

Operating loss	(1,716,159)	(907,225)

Other income (expenses):
Interest income	479,369	170,419
Realized gain (loss) on marketable trading securities	(108,655)	(8,400)
Unrealized losses on marketable trading securities	(2,368,060)	(881,595)
Gain on sale of real estate	-	1,815,870
Gain (loss) on sale of assets	(471,076)	995,812
Interest expense	(446,684)	(277,898)
Other income	211,730	3,619
Total other income (expenses)	(2,703,376)	1,817,827

Net income (loss) from operations before income taxes and minority interest	(4,419,535)	910,602

Provision for income tax	-	-
Net income (loss) from operations before minority interest	(4,419,535)	910,602
Minority interest	(104,372)	(291,191)

Net income (loss)	(4,523,907)	619,411
Preferred dividends paid	(48,750)	(200,000)
Net income (loss) applicable to common shareholders	$(4,572,657)	$419,411

Net income (loss) applicable to common shareholders:
Basic	$(1.31)	$0.15
Diluted	$(1.31)	$0.13

Weighted average common shares:
Basic	3,486,269	2,763,100
Diluted	3,486,269	3,162,100

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity Back to Table of Contents
Years ended December 31, 2005 and 2004

					Additional			Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Treasury	stockholders'
	shares	amount	shares	amount	capital	deficit	stock	equity

Balance, December 31, 2003	400,000	$400	2,605,726	$2,606	$24,582,622	$(11,165,304)	$(34,028)	$13,386,296

Issuance of common shares for services	-	-	198,381	198	1,083,619	-	-	1,083,817
Issuance of common shares for debt reduction	-	-	96,222	96	541,774	-	-	541,870
Conversion of preferred shares for common shares	(10,000)	(10)	10,000	10	-	-	-	-
Net income, as restated	-	-	-	-	-	619,411	-	619,411
Cash dividends on preferred stock	-	-	-	-	-	(200,000)	-	(200,000)
Balance, December 31, 2004, as restated	390,000	$390	2,910,329	$2,910	$26,208,015	$(10,745,893)	$(34,028)	$15,431,394

Issuance of common shares for services			112,900	113	657,482	-	-	657,595
Issuance of shares for acquisition of majority-owned
subsidiary by a majority-owned subsidiary	-	-	145,000	145	1,449,855	-	-	1,450,000
Exercise of stock options	-	-	50,000	50	74,950	-	-	75,000
20% common stock dividends	-	-	713,311	713	(713)	-	-	-
Acquisition of treasury shares	-	-	(2,400)	(2)	2	-	(13,503)	(13,503)
Treasury shares stock dividends	-	-	(480)	-	-	-	-	-
Conversion of preferred shares for common stock	(390,000)	(390)	390,000	390	-	-	-	-
Net loss	-	-	-	-	-	(4,523,907)	-	(4,523,907)
Cash dividends on preferred stock	-	-	-	-	-	(48,750)	-	(48,750)
Cash dividends on common stock	-	-	-	-	-	(128,890)	-	(128,890)
Balance, December 31, 2005	-	$-	4,318,660	$4,319	$28,389,591	$(15,447,440)	$(47,531)	$12,898,939

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Years ended December 31, 2005 and 2004

	2005	2004
		(Restated)

Cash flows from operating activities:
Net income (loss)	$(4,523,907)	$619,411
Adjustments to reconcile net income (loss)
to net cash (used in) operating activities:
Depreciation and amortization of property and equipment	379,407	141,163
Amortization of patents and trademarks	200,561	-
Common shares issued for services	657,595	1,083,817
Realized losses on marketable trading securities	108,655	8,400
Unrealized losses on trading securities	2,368,060	881,595
(Gain) loss on sale of real estate acquired for resale	-	(1,815,870)
(Gain) loss on sale of drilling rigs	471,076	(995,812)
Loss on disposal of assets	24,791	-
Forgiveness of debt by related parties	(104,285)	-
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	(1,622,134)	400,116
Inventories	(2,644,818)	(54,658)
Discount on note receivable	-	(1,597,084)
Drilling rigs held for sale	-	583,121
Prepaid expenses	16,328	394,988
Patents and trademarks	(12,337)	-
Other assets	(66,060)	-
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	47,547	(1,494,505)
Minority interest	104,372	406,574
Net cash used in operating activities	(4,595,149)	(1,438,744)

Cash flows from investing activities:
Capital expenditures for property and equipment	(3,486,889)	(421,884)
Proceeds from sale of real estate acquired for resale	-	1,350,000
Proceeds from sale of drilling rigs	300,000	5,000,000
Redemption of certificate of deposit	300,000	-
Purchase of certificate of deposit	(2,000,000)	-
Net change in investments	317,389	(54,210)
Cash paid for acquisition of subsidiary, net of cash (used) acquired	(941,794)	-
Receipts of principal payments on long-term notes receivable	206,665	53,373
(Increase) decrease in accounts receivable from related parties	-	282,639
Net cash provided by (used in) investing activities	(5,304,629)	6,209,918

Cash flows from financing activities:
Proceeds from exercise of stock options	75,000	-
Proceeds from long-term debt	5,884,105	-
Net borrowings from margin loans	406,949	-
Proceeds from long-term borrowings from related parties	-	1,481,081
Repayment of borrowings from related parties	(663,795)	(254,557)
Net borrowings (repayments) under lines of credit agreements and short-term notes	2,625,709	(1,052,700)
Principal payments on long-term debt	(607,815)	(609,358)
Dividends paid on preferred stock	(48,750)	(200,000)
Dividends paid on common stock	(128,890)	-
Acquisition on treasury shares	(13,503)	-
Net cash provided by (used in) financing activities	7,529,010	(635,534)

Net increase (decrease) in cash and cash equivalents	(2,370,768)	4,135,640
Cash and cash equivalents at beginning of year	5,079,873	944,233
Cash and cash equivalents at end of year	$2,709,105	$5,079,873

Supplemental schedule of cash flow information:
Interest paid	$423,629	$277,898
Taxes paid	$-	$-
Non-cash transactions:
Issuance of common shares for payment of debt to related parties	$-	$541,870
Issuance of note payable and assumption of liabilities for acquisition of subsidiary	1,457,400	-

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary:
Current assets	$1,379,433
Property and equipment, net	826,765
Patents and trademarks, net	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax liability	(503,200)
	$2,399,194

The accompanying notes are an integral part of these consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements Back to Table of Contents
December 31, 2005 and 2004

(1) Summary of Significant Accounting Policies

Restatement

Net income (loss) applicable to common shareholders was changed to reflect the payment of preferred dividends in the amount of $48,750 and $200,000 in 2005 and 2004, respectively. Footnotes 19 and 20 were also corrected.

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

(7) Long-term Notes Receivable

Long-term notes receivable at December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004
Net note receivable from sale of real estate	3,215,837	3,401,916
Sale of machinery and equipment	459,200	479,200
Sale of former subsidiary, Marald, Inc.	217,745	243,331
Sale of former subsidiary, Marald, Inc.	200,000	200,000
Other	25,000	-
Notes receivable	4,117,782	4,324,447
Less current portion	249,096	231,665
Notes receivable, less current portion	$3,868,686	$4,092,782

(8) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2005	December 31, 2004
Land		$1,991,562	$432,312
Building and improvements	20	2,506,335	928,561
Machinery and equipment	7-15	3,284,972	2,097,879
Office equipment and furniture	7	628,006	149,488
Automobiles	5	575,523	522,196
		8,986,398	4,130,436
Less accumulated depreciation and amortization		(2,692,724)	(1,723,656)
Net property and equipment		$6,293,674	$2,406,780

(9) Intangible Assets

Intangible assets at December 31, 2005 consisted of the following:

2005
Patents	$1,795,249
Trademarks	465,199
Sole Source Contract	464,039
2,724,487
Less accumulated amortization	188,224
$2,536,263

Amortization expense and the weighted average lives of intangible assets are shown in the table below:

	2005	Life
Patents	$89,144	5-17 lives
Trademarks	31,008	10 years
Sole source contract	44,192	7 years
	$164,344

The estimated future amortization expense of intangible assets as of December 31, 2005 is as follows:

2006	$246,516
2007	246,516
2008	246,516
2009	246,516
2010	246,516
Thereafter	1,303,683
Total	$2,536,263

(10) Short-term Notes Payable To Banks

	December 31, 2005	December 31, 2004
Note payable to a bank, which allows the Company to borrow up the $5,000,000, interest due monthly at the prime rate, principal payment July 15, 2006, secured by assets of the Company's subsidiaries	$1,759,628	$-

Note payable to a bank, which allows the Company to borrow up to $1,500,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in May 2006, secured by subsidiary's property	1,399,541	-

Demand note with a bank, rate at prime plus 1%, interest due in quarterly installments, with the final payment of principal and interest on May 1, 2005	$-	$609,300

Demand note payable to a bank, with interest at 6.4%, principal and interest due on August 1, 2006	500,000	-

Demand note payable to a bank, with interest at 7.15%, principal and interest due on August 1, 2006	425,000	-

Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	173,300	-
	$4,257,469	$609,300

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

	As previously	Restatement
	reported	adjustments	As restated

Period ended March 31, 2005
Accounts payable and accrued expenses	$(2,699,701)	$(167,777)	$(2,867,478)
Prepaid expenses and other current assets	878,557	(474,400)	404,157
Minority interest	(2,059,258)	382,924	(1,676,334)
Accumulated deficit	12,145,583	259,253	12,404,836
Selling, general and administrative	1,366,566	(248,743)	1,117,823
Minority interest	(96,688)	(98,000)	(194,688)
Net income (loss) before income tax	(1,760,943)	150,750	(1,610,193
Preferred Dividends	-	48,750	48,750
Net income (loss) applicable to common shareholders	(1,760,943)	102,000	(1,658,943)
Basic	$(0.60)		$(0.57)
Diluted	$(0.60)		$(0.57)

Weighted average common shares	2,920,325		2,920,325

Period ended June 30, 2005
Accounts receivable	$$3,339,824	$$6,164	$$3,345,988
Prepaid expenses and other assets	1,191,671	(374,400)	817,271
Property	3,130,627	(16,056)	3,114,571
Goodwill	4,808,588	(4,134,049)	674,539
Patents and trademarks, net of amortization	138,415	2,470,652	2,609,067
Accounts payable	(3,586,173)	(30,510)	(3,616,683)
Deferred tax liability	-	(503,200)	(503,200)
Minority interest	(4,423,793)	2,691,976	(1,731,817)
Additional paid in capital	(27,827,029)	(488,323)	(28,315,352)
Accumulated deficit	12,448,281	377,745	12,826,026
Selling, general and administrative	2,913,405	11,517	2,924,942
Interest income	49,066	6,164	55,230
Other income	521,458	(406,869)	114,589
Net income (loss) before income tax	46,536	(412,243)	(365,707)
Minority interest	(300,483)	245,000	(55,483)
Preferred dividends	48,750	(48,750)	-
Net income (loss) applicable to common shareholders	(253,948)	(167,242)	(421,190)
Basic	$(0.09)		$(0.14)
Diluted	$(0.09)		$(0.14)

Weighted average common shares	2,920,325		2,920,325

Period ended September 30, 2005
Accounts receivable	$6,340,635	$$6,164	$6,346,799
Prepaid expenses and other assets	1,538,180	(1,003,576)	534,604
Property	4,394,992	(1,225,048)	3,169,944
Goodwill	4,063,929	(3,389,390)	674,539
Patents and trademarks, net of amortization	135,582	2,439,652	2,575,234
Deferred tax liability	-	503,200	503,200
Minority interest	(4,760,295)	3,034,346	(1,725,949)
Additional paid in capital	(28,254,306)	(135,285)	(28,389,591)
Accumulated deficit	12,386,032	776,337	13,162,369
Selling, general and administrative	2,479,305	445,637	2,924,942
Interest income	26,955	6,164	33,119
Net income (loss) before income tax	236,981	(449,756)	(212,775)
Minority interest	(43,132)	49,000	5,868
Preferred dividends	48,750	(48,750)	-
Net income (loss) applicable to common shareholders	193,849	400,756	(206,907)
Basic	$0.05		$(0.06)
Diluted	$0.05		$(0.06)

Weighted average common shares	3,620,352		3,620,352

(20) Restatement of 2004 Financial Statements

The consolidated financial statements for the year ended December 31, 2004 have been restated to correct for the errors in the various accounts. The errors are corrected as follows:

	As Previously		Restatement
	Reported		Adjustments	As Restated
December 31:

Trading securities	$3,874,500		$(201,885)	$3,672,615
Prepaid expenses	358,853		(176,592)	182,261
Total current assets	15,328,589		(146,812)	15,181,777
Total assets	22,745,845		(378,477)	22,367,368
Accounts payable	1,889,070		492,450	2,381,520
Total current liabilities	3,263,374		492,450	3,755,824
Minority interest	1,942,570		(460,924)	1,481,646
Total liabilities	6,904,448		31,526	6,935,974
Accumulated deficits	(10,335,890)		(410,003)	(10,745,893)
Total stockholders' equity	$15,841,397		$(410,003)	$15,431,394

Year ended December 31, 2004:

Selling, general and administrative expenses	$4,797,265		$169,042	$4,966,307
Total costs and expenses	17,425,609		169,042	17,594,651
Operating income (loss)	(738,183)		(169,042)	(907,225)
Unrealized losses on trading securities	(679,710)		(201,885)	(881,595)
Gain on sale of assets	1,495,812		(500,000)	995,812
Total other income (expenses)	2,519,712		(701,885)	1,817,827
Net income (loss) before minority interest	1,781,529		(870,927)	910,602
Minority interest	(752,115)		460,924	(291,191)
Preferred dividends	-		200,000	200,000
Net income applicable to common shareholders	1,029,414		(610,003)	419,411
Net income (loss) per share applicable to common shareholders:
Basic	$0.37			$0.15
Diluted	$0.33	$		$0.13