Form 10QSB
period 2006-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-08-09
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006, the Registrant had 4,367,610 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended June 30, 2006 and 2005 are attached to this quarterly report.

Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means American International Industries, Inc., a Nevada corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

We are a holding company and have two reportable segments and corporate overhead: (1) industrial/commercial and (2) oil and gas. The industrial/commercial segment includes: (a) Northeastern Plastics, Inc. ("NPI") a wholly-owned subsidiary, which is a supplier of automotive after-market and consumer electrical products; and (b) through our 81.0% subsidiary, International American Technologies, Inc. (OTCBB: "IMTG), a public reporting company, which acquired 51% of Hammonds Technical Services, Inc. ("Hammonds"), a manufacturer of water treatment equipment, fuel injectors, fuel additives and Hammonds new omni directional vehicle effective April 28, 2005; and (2) the oil and gas related services segment includes: (a) Delta Seaboard Well Services, Inc. ("Delta"), a 51% owned subsidiary, which is engaged in the oil and gas drilling equipment and service business; (b) an oil, gas and mineral royalty interest in Washington County, Texas, carried on the Company's books at $0.

Reference is made to our Annual Report on Form 10-KSB/A for our year ended December 31, 2005 for a full discussion of our business and subsidiaries under "Description of Business".

The Company takes an active role in the subsidiary companies it acquires, in order to foster growth and profitability by providing its financial resources and management expertise. The Company’s industrial/commercial and oil and gas assets and operations are located in the greater Houston, Texas area. Each of our portfolio companies is expected to grow in its particular market or industry. By operating as a holding company, we provide both financial assistance and professional business expertise and management services to our subsidiaries. Our role is to improve each portfolio company's access to capital, help them benefit from the economies of scale through the consolidation of administrative functions, and provide management expertise from each company's corporate personnel.

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

Results of Operations

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005.

Net revenues for the three and six-month periods ended June 30, 2006 were $7,551,558 and $14,411,440 respectively, compared to $4,869,929 and $8,985,621, respectively, for the three and six-month periods ended June 30, 2005, representing an increase of over 55% and 60%, respectively. The increase in revenues is due primarily to the increase in drilling pipe sales at Delta, which reported revenues of $7,463,005 for the six months ended June 230, 2006 compared to $5,486,186 for the same period of 2005, the increase in six months revenues during 2006 at NPI to $3,787,607 from $2,923,400 during the six month 2005 period, principally due to NPI’s license to sell the MOTORTREND™ and Good Housekeeping Seal of Approval™ products, and increased revenues generated from the acquisition by the Company’s IMTG subsidiary of Hammonds Technical Services, Inc., effective April 28, 2005, which reported revenues of $1,835,659 and $3,160,828 during the three and six-month periods ended June 30, 2006 compared to $576,035 during the same periods of 2005. Hammonds was acquired by IMTG effective April 28, 2005.

Our consolidated net losses for the three and six-month periods ended June 30, 2006 were $35,116 and $365,707, respectively, which represents a significant decreases in net losses compared to consolidated net losses of $479,349 and $1,781,212, respectively during the same three and six-month periods in the prior year. The reasons for the improvement was primarily due to our significant increase in net revenues and improved margins, which were partially offset by selling, general and administrative expenses at Hammonds due to the introduction of its new line on omni directional vehicles in 2006. During the three and six-month periods ended June 30, 2006, Delta had net income of $271,833 and $760,465, respectively, compared to $210,191 and $515,412 for the same periods of 2005. Delta expects the strong business environment to prevail during the second half of the 2006 fiscal year as a result of the strong energy section. NPI had net losses of $6,085 and $93,424, respectively, during the three and six-month periods ended June 30, 2006 compared to net losses of $62,962 and $140,589 for the same periods of the prior year. NPI's business is seasonal and historically most of NPI’s revenues and income have been generated in the third and fourth quarters. We expect a strong performance of NPI in the second half of this fiscal year due to the fact that NPI currently has a backorder of over $4,000,000. IMTG, our 81% owned subsidiary, which owns 51% of Hammonds Technical Services, IMTG’s operating subsidiary, reported net losses of $184,892 and $632,866, respectively, for the three and six-month periods ended June 30, 2006, compared to $298,231 and $250,258 during the same periods of 2005. We are implementing manufacturing and cost saving procedures for Hammonds in order to generate increased revenues with greater cost efficiencies. The holding company incurred net losses of $510,576 for the six-month period ended June 30, 2006, compared to net losses of $2,256,838 for the six month period of 2005. The losses in 2006 were mainly due to exceptionally high auditing fees in the first quarter while losses for the same periods of 2005 were mainly due to an unrealized loss in the value of its trading securities, and specifically its holdings in Orion Healthcorp shares. The Company has not sold any of the ONH shares that it holds. If the market price of the ONH shares increases or decreases, the Company will adjust the unrealized loss or gain accordingly. The Company is presently negotiating a settlement of its lawsuit against ONH and certain related parties but the outcome of such negotiations cannot be predicted.

Liquidity and Capital Resources

Total assets at June 30, 2006 were $29,634,429 compared to $30,163,349 at December 31, 2005. Total liabilities at June 30, 2006 were $17,229,853, compared to $17,264,410 at December 31, 2005. At June 30, 2006, consolidated working capital was $9,162,888 compared to working capital of $7,929,567 at December 31, 2005. Our consolidated cash position at June 30, 2006 was $2,706,219 compared to $2,709,105 at December 31, 2005.

For the six months ended June 30, 2006, we had negative cash flow from operations of $565,698, which represents a significant decrease from our negative cash flow from operations of $2,670,632 during the same period of the prior year. This improvement was a result of a significant decrease in our net loss from $2,031,383 for six months ended June 30, 2005 to $851,977 for the six months ended June 30, 2006. Our inventories decreased from $2,725,380 at June 30, 2005 to $815,819 at June 30, 2006. We reduced accounts receivable during the six months ended June 30, 2006 by $1,593,624 compared to an increase in accounts receivable of $375,730 during the same six-month period of the prior year. Our net loss of $851,977 was offset by non-cash compensation of $357,614, depreciation and amortization expenses of $203,518 and a minority interest in the amount of $372,628.

Our investing activities provided $150,742 during the six-month period ended June 30, 2006, as a result of a redemption of a certificate of deposit in the amount of $406,734 and notes receivable of $191,772 offset by loans from related parties of $255,553 and purchase of property and equipment of $167,018. This is compared to cash provided by investing activities during the same period in the prior year in the amount of $1,189,914, primarily as a result of proceeds from the sale of equity investments in the amount of $1,046,303. We used cash in the amount of $167,018 during the three months ended June 30, 2006 to purchase property and equipment.

During the six months ended June 30, 2006, our financing activities provided $412,070 compared to $769,816 during the same period of 2005. During the 2006 period we received proceeds from short-term borrowings in the amount of $212,974 and proceeds from long-term debt of $666,858. We made payments of $447,449 on short-term notes and principal payments on long-term debt of $50,637 during the six-month period ended June 30, 2006. The Company had $2,706,219 in cash at June 30, 2006.

We record on our consolidated balance sheets real estate acquired for sale at its historical cost basis of $225,000 pursuant to GAAP accounting rules applicable to assets acquired from a related party. The Company believes that the current value of its real estate acquired for sale to be significantly higher than the historic cost basis of this property. The Company is under contract to sell its real estate to a third party for approximately $16,000,000 subject to the completion of due diligence by the purchaser. The Company believes that if the due diligence is satisfactorily completed, the sale is expected to close before the end of the fourth quarter.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, the Company made changes in its internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has hired a qualified financial consultant with accounting and auditing experience to perform an internal audit function and the Company has hired a full-time CFO to oversee financial and accounting transactions and the Company’s financial reporting and disclosure.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant has filed a Form 8-K on May 26, 2006 with Item 8.01 disclosure and a Form 8-K on June 29, 2006 with Items 4.01 and 9.01 disclosure during the three-month period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: August 8, 2006

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: August 8, 2006

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets Back to Table of Contents
June 30, 2006 and December 31, 2005

	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,706,219	$2,709,105
Certificates of deposit	1,593,266	2,000,000
Trading securities	939,229	1,061,259
Accounts receivable, net	3,664,627	5,143,899
Current portion notes receivable	253,408	249,096
Receivables from related parties	350,554	95,001
Inventories	5,505,218	4,689,399
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	837,611	325,753
Prepaid expenses and other current assets	959,221	195,290
Total current assets	17,034,353	16,693,802

Notes receivable, less current portions	3,672,602	3,868,686
Property and equipment, net	5,751,976	6,293,674
Goodwill, net	674,539	674,539
Patents and trademarks, net	2,438,198	2,536,263
Other assets	62,761	96,385
Total assets	$29,634,429	$30,163,349

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,974,207	$3,793,462
Short-term notes payable	4,022,994	4,257,469
Margin loans	437,273	406,949
Current installments of long-term debt	436,991	306,355
Total current liabilities	7,871,465	8,764,235

Long-term debt, less current installments	6,878,791	6,393,206
Deferred tax liability	503,200	503,200
Minority interest	1,976,397	1,603,769
Total liabilities	17,229,853	17,264,410

Stockholders' equity:
Preferred stock, $.001 par value. Authorized 1,000,000 shares: none issued.	-	-
Common stock, $.001 par value. Authorized 10,000,000 shares:
4,367,610 shares issued and 4,362,210 shares outstanding
at June 30, 2006; 4,318,660 shares issued and
4,313,260 shares outstanding at December 31, 2005	4,368	4,319
Additional paid-in capital	28,747,156	28,389,591
Accumulated deficit	(16,299,417)	(15,447,440)
	12,452,107	12,946,470
Less treasury stock, at cost (5,400 shares)	(47,531)	(47,531)
Total stockholders' equity	12,404,576	12,898,939
Total liabilities and stockholders' equity	$29,634,429	$30,163,349

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three and six months ended June, 30 2006 and 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenues	$7,551,558	$4,869,929	$14,411,440	$8,985,621
Costs and expenses:
Cost of sales	4,748,538	2,369,052	9,064,751	4,796,887
Selling, general and administrative	2,768,636	2,924,942	5,630,508	4,042,758
Total operating expenses	7,517,174	5,293,994	14,695,259	8,839,645

Operating income (loss)	34,384	(424,065)	(283,819)	145,976

Other income (expenses):
Interest income	39,313	55,230	99,551	127,237
Realized gains (losses) on investments	-	-	-	(412,000)
Unrealized gain and (losses) on trading securities	(1,165)	(108,185)	(10,714)	(1,690,917)
Interest expense	(134,792)	(3,276)	(305,066)	(66,097)
Other income	27,144	114,589	20,699	114,589
Total other income (expenses)	(69,500)	58,358	(195,530)	(1,927,188)

Net loss before income tax	(35,116)	(365,707)	(479,349)	(1,781,212)
Provision for income taxes	-	-	-	-
Net loss from operations before minority interest	(35,116)	(365,707)	(479,349)	(1,781,212)
Minority interest	(133,198)	(55,483)	(372,628)	(250,171)
Net loss	$(168,314)	$(421,190)	$(851,977)	$(2,031,383)

Preferred dividends paid	-	-	-	(48,750)
Net loss applicable to common shareholder	$(168,314)	$(421,190)	$(851,977)	$(2,080,133)

Net income (loss) applicable to common shareholder:
Basic	$(0.04)	$(0.14)	$(0.20)	$(0.70)
Diluted	$(0.04)	$(0.14)	$(0.20)	$(0.70)

Weighted average common shares:
Basic	4,364,828	3,050,321	4,354,448	2,986,183
Diluted	4,364,828	3,050,321	4,354,448	2,986,183

See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
		(Restated)

Cash flows from operating activities:
Net loss	$(851,977)	$(2,031,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	203,518	20,328
Amortization of patents and trademarks	123,258	31,728
Common stock issued for services	357,614	179,575
Realized losses on the sale of trading securities	-	412,000
Unrealized losses on trading securities	122,030	1,627,500
Minority interest	372,628	250,171
(Increase) decrease in operating assets, net of acquisition of subsidiary:
Accounts receivable	1,479,271	(375,730)
Inventories	(815,819)	(2,725,380)
Prepaid expenses and other current assets	(763,931)	(405,885)
Other assets	33,625	1,017
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	(825,915)	345,427
Net cash used in operating activities	(565,698)	(2,670,632)

Cash flows from investing activities:
Purchase of property and equipment	(167,018)	(11,469)
Proceeds from sale of equity investments	-	1,046,303
Patents and trademarks	(25,193)	-
Cash received from acquisition of subsidiary	-	56,506
Redemption of certificate of deposit	406,734	300,000
Notes receivable	191,772	23,133
Loans from related parties	(255,553)	(224,559)
Net cash provided by investing activities	150,742	1,189,914

Cash flows from financing activities:
Proceeds from short-term borrowing	212,974	886,380
Proceeds from long-term debt	666,858	2,114,662
Proceeds from borrowing from margin loans	30,324	-
Repayment of borrowing from related parties	-	(684,654)
Repayment of short-term notes payable	(447,449)	(1,497,822)
Principal payments on long-term debt	(50,637)	-
Payment of dividends on preferred stock	-	(48,750)
Net cash provided by financing activities	412,070	769,816

Net increase (decrease) in cash and cash equivalents	(2,886)	(710,902)

Cash and cash equivalents at beginning of year	2,709,105	5,136,379
Cash and cash equivalents at end of period	$2,706,219	$4,425,477

Supplemental schedule of cash flow information:
Interest paid	$305,066	$66,097

See accompanying notes to unaudited consolidated financial statements.

American International Industries, Inc. Back to Table of Contents
Notes to Unaudited Condensed Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company"), operates as a diversified holding company with a number of wholly-owned subsidiaries and two majority-owned subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., and Brenham Oil & Gas, Inc. and its majority owned subsidiaries, Delta Seaboard Well Services, Inc. and International American Technologies, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

(4) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and six month periods ended June 30, 2006 and 2005 is eliminated by net operating loss carry forwards.

(5) Employee Stock Based Compensation

The Company grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

(6) Industry Segments

The Company has three reportable segments and corporate overhead: industrial/commercial, oil and gas, and a manufacturer of engineered products. The industrial/commercial segment includes (1) a supplier of automotive after-market products and (2) a holding company for future commercial ventures. The real estate segment includes sales of commercial real estate (undeveloped land). The oil and gas segment owns an oil, gas and mineral royalty interest in Washington County, Texas and an onshore rig-based well servicing contracting company providing service to the oil and gas industry. The third segment is Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds") manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammond's products are marketed by a worldwide network of distributors, manufacturer's representatives and original equipment manufacturers. The corporate overhead includes the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The Company's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

Consolidated revenues, net operating losses for the six months ended June 30, 2006 and 2005, and identifiable assets as of June 30, 2006 and 2005, were as follows:

	June 30, 2006	June 30, 2005
Revenues:
Industrial/Commercial	$3,787,607	$2,923,400
Oil and gas related services	7,463,005	5,486,186
Hammonds	3,160,828	576,035
Corporate	-	-
	$14,411,440	$8,985,621
Income (loss) from operations:
Industrial/Commercial	54,587	(32,138)
Oil and gas related services	881,341	990,829
Hammonds	(313,592)	(312,364)
Corporate	(906,155)	(792,303)
	$(283,819)	$(145,976)
Identifiable assets:
Industrial/Commercial	$5,666,887	$5,731,881
Oil and gas related services	6,811,065	6,138,536
Hammonds	4,110,091	3,609,756
Corporate	13,046,386	11,008,392
	$29,634,429	$26,488,565

The Company's areas of operations are in the United States.

(7) Restatement of Previously Issued Quarterly Data (Unaudited)

	As previously reported	Restatement adjustments	As restated
Period ended June 30, 2005
Selling, general and administrative expenses	$2,913,405	$11,537	2,924,942
Interest income	49,066	6,164	55,230
Other income	521,458	(406,869)	114,589
Net earnings (loss) before income tax	46,536	(412,243)	(365,707)
Minority interest	(300,483)	245,000	(55,483)
Preferred dividends	48,750	(48,750)	-
Net loss applicable to common shareholders	(253,948)	(167,242)	(421,190)
Basic	(0.09)		(0.14)
Diluted	(0.09)		(0.14)

June 30, 2005
Accounts receivable	6,340,635	6,164	6,346,799
Prepaid expenses and other current assets	1,538,180	(1,003,576)	534,604
Property and equipment	4,394,992	(1,225,048)	3,169,944
Patents and trademarks, net of amortization	135,582	2,439,652	2,575,234
Goodwill	4,063,929	(4,063,929)	-
Deferred tax liability	-	503,200	503,200
Minority interest	4,760,295	(3,034,346)	1,725,949
Additional paid-in capital	28,254,306	135,285	28,389,591
Accumulated deficit	(12,386,032)	(776,337)	(13,162,369)