Form 10QSB
period 2006-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2006-11-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At September 30, 2006, the Registrant had 5,304,502 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the three and six-month periods ended September 30, 2006 and 2005 are attached to this quarterly report.

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

Overview

We are a holding company and have two reportable segments and corporate overhead: (1) industrial/commercial and (2) oil and gas. The industrial/commercial segment includes: (a) Northeastern Plastics, Inc. ("NPI"), a wholly-owned subsidiary, which is a supplier of automotive after-market and consumer electrical products; and (b) through our 44.9% subsidiary, International American Technologies, Inc. (OTCBB: "IMTG), a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds"). The oil and gas segment includes: (a) Delta Seaboard Well Service, Inc. a 51% owned subsidiary which is engaged in the oil and gas drilling equipment and service business; and (b) an oil, gas and mineral royalty interest in Washington County, Texas, carried on the Company's books at $0.

The Company consolidates IMTG although its ownership is less than 51%, because the Company controls the IMTG board of directors by having designated two of the three members of IMTG's board of directors. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses. The Company’s ownership percentage of IMTG was 81.0% until Carl Hammonds, president and a director of IMTG, converted his 49% minority interest in Hammonds into 16,000,000 shares of IMTG common stock, at a conversion rate of $0.25 per share. The additional cost has been allocated to patents and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in IMTG's acquisition of 51% of Hammonds, effective April 28, 2005, in connection with IMTG's August 2006 private financing transaction with Vision Opportunity Fund Limited ("VOMF"), as discussed below. As a result of Mr. Hammonds conversion of his 49% minority interest into IMTG shares, Hammonds has become a wholly-owned subsidiary of IMTG. The Company's equity interest in IMTG was 81.0% until Mr. Carl Hammonds converted his 49% minority ownership in Hammonds into 16,000,000 shares of IMTG common stock.

On August 8, 2006, IMTG entered into a stock purchase agreement with VOMF pursuant to which IMTG agreed to sell up to 833,333 shares of newly designated IMTG Series A Convertible Preferred Stock, having an 8% dividend, for consideration of $1,500,000. On August 8, 2006, IMTG sold VOMF 555,555 shares of Series A Preferred Stock for consideration of $1,000,000 and on August 23, 2006, IMTG sold an additional 277,778 shares of Series A Preferred Stock for consideration of $500,000. In connection with the August 8 and August 23, 2006 private financing transactions, IMTG issued VOMF  a Series A Warrant exercisable to purchase 8,333,333 shares of IMTG common stock at $.18 per share, expiring in five years, and a Series B Warrant exercisable to purchase an additional 8,333,333 shares of IMTG common stock at $.18 per share, expiring in August 2007.

On September 30, 2006, IMTG entered into a second stock purchase agreement with VOMF pursuant to which it sold VOMF 833,333 shares of Series B Preferred Stock, having identical terms as the Series A stock purchase agreement except for the dividend rate of 4%, for consideration of $1,500,000 and issued VOMF Series C Warrants exercisable to purchase 8,333,333 additional shares of common stock at a price of $.50 per share, expiring in five years. In connection with the Series B stock purchase agreement, IMTG agreed to extend the expiration dates of the Series B Warrants issued in the August 2006 private financing transactions from one year to two years.

Each share of IMTG Series A and Series B Preferred Stock is convertible into ten shares of IMTG common stock. The Company’s ownership percentage in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the August and September 2006 private financing transactions into shares of IMTG common stock. The Company's IMTG subsidiary received net proceeds of approximately $2,728,000 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $4,166,666 if all of the warrants are exercised by VOMF.

On October 24, 2006, the Company received $750,000 as a partial settlement in its litigation against SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP. The Company released SurgiCare and its affiliates from any further liabilities to the Company. However, the Company is vigorously pursuing its claims against UHY Mann Frankfort Stein Lipp CPA's, LLP.

The Company takes an active role in its subsidiaries, in order to foster growth and profitability by providing its financial resources and management expertise. The Company’s industrial/commercial and oil and gas assets and operations are located in the greater Houston, Texas area. Each of our portfolio companies is expected to grow in its particular market or industry. By operating as a holding company, we provide both financial assistance and professional business expertise and management services to our subsidiaries. Our role is to improve each subsidiaries access to capital, achieve economies of scale through the consolidation of administrative functions, and provide management expertise from each Company's corporate personnel.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.

Net revenues for the three and nine-month periods ended September 30, 2006 were $9,936,232 and $24,347,673 respectively, compared to $9,046,634 and $18,032,255 , respectively, for the three and nine-month periods ended September 30, 2005, representing an increase of over 9% and 35%, respectively. The increase in revenues is due primarily to the increase in drilling pipe sales at Delta, which reported revenues of $10,541,530 for the nine months ended September 30, 2006 compared to $8,429,982 for the same period of 2005, the increase in nine months revenues during 2006 at NPI to $9,117,451 from $7,897,351 during the nine month 2005 period, principally due to NPI’s license to sell the MOTORTREND™ and Good Housekeeping Seal of Approval™ products, and increased revenues generated from the acquisition by the Company’s IMTG subsidiary of Hammonds Technical Services, Inc., effective April 28, 2005, which reported revenues of $4,688,692 for the nine months ended September 30, 2006 compared to $1,704,922 for the same period of 2005.

Our consolidated net income (loss) for the three and nine-month periods ended September 30, 2006 was $695,762 and $(156,214), respectively, compared to consolidated net income (loss) of $193,849 and $(1,821,042), respectively during the same three and nine-month periods in the prior year. The primary reason for the improvement was due to the receipt of $2,000,000 from the sale of the Nixon Refinery to settle an outstanding lawsuit. During the three and nine-month periods ended September 30, 2006, Delta had net income (loss) of $(323,509) and $436,956, respectively, compared to $493,664 and $1,009,076 for the same periods of 2005. The decrease was due primarily to a decline in pipe sales and decreased margins on pipe sales resulting from higher material costs. Delta expects a strong business environment during the forth quarter of the 2006 fiscal year as a result of the strong energy section. NPI had net income of $534,855 and $435,347, respectively, during the three and nine-month periods ended September 30, 2006 compared to net income of $443,237 and $302,648 for the same periods of the prior year. NPI's business is seasonal and historically most of NPI’s revenues and income have been generated in the third and fourth quarters. We expect a strong performance of NPI in the forth quarter of this fiscal year due to the fact that NPI currently has a backorder of over $4,500,000. IMTG, our 44.9% owned subsidiary, which owns 100% of Hammonds, reported net losses of $925,489 and $1,558,354, respectively, for the three and nine-month periods ended September 30, 2006, compared to net losses of $536,928 and $741,294 during the same periods of 2005. We are implementing manufacturing and cost saving procedures for Hammonds in order to generate increased revenues with greater cost efficiencies.

Liquidity and Capital Resources

Total assets at September 30, 2006 were $40,771,191 compared to $30,163,349 at December 31, 2005. Total liabilities at September 30, 2006 were $20,496,456, compared to $17,264,410 at December 31, 2005. At September 30, 2006, consolidated working capital was $13,010,390 compared to working capital of $7,929,567 at December 31, 2005. Our consolidated cash position at September 30, 2006 was $4,522,781 compared to $2,709,105 at December 31, 2005.

For the nine months ended September 30, 2006, we had negative cash flow from operations of $2,231,950, which represents a significant decrease from our negative cash flow from operations of $3,090,301 during the same period of the prior year. This improvement was a result of a significant decrease in our net loss from $1,821,042 for nine months ended September 30, 2005 to $156,214 for the nine months ended September 30, 2006. Our inventories decreased by $1,641,628 for the nine months ended September 30, 2006 as compared to a decrease of $3,794,365 during the nine months ended September 30, 2005. We reduced accounts receivable during the nine months ended September 30, 2006 by $2,531,781 compared to $2,818,871 during the same nine-month period of the prior year. Our net loss of $156,214 was offset by non-cash compensation of $824,265, depreciation and amortization expenses of $587,713 and a minority interest in the amount of $214,109. Additionally, we received cash of $1,000,000 and a note of $1,000,000 from the sale of the Nixon Refinery to settle an outstanding lawsuit.

Our investing activities used $143,605 during the nine-month period ended September 30, 2006, as a result of a redemption of a certificate of deposit in the amount of $400,000 and notes receivable of $423,689 offset by and investment in new certificates of deposit of $850,000, loans to related parties of $180,000 and purchases of property and equipment and patents and trademarks of $252,606 and $25,193, respectively. This is compared to cash used by investing activities during the same period in the prior year in the amount of $508,847, primarily as a result of net cash used in the acquisition of a subsidiary of $770,194, partially offset by the redemption of a certificate of deposit in the amount of $300,000. We used cash in the amount of $89,249 during the three months ended September 30, 2006 to purchase property and equipment.

During the nine months ended September 30, 2006, our financing activities provided $4,189,231 compared to $3,049,285 during the same period of 2005. During the 2006 period we received proceeds from the issuance of preferred stock in the amount of $2,727,746, from short-term borrowings in the amount of $391,121, from long-term debt of $2,020,952, and from line-of-credit agreements of $513,110. We made payments of $1,221,931 on short-term notes and principal payments on long-term debt of $109,449 during the nine-month period ended September 30, 2006. The Company had $4,522,781 in cash at September 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

On September 18, 2006, the Company issued 10,000 shares of restricted stock to the Company’s directors for serving on our board of directors. The shares were issued pursuant to Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

On September 28, 2006, the Company's annual meeting of shareholders was held. At the meeting the shareholders voted for the election of Daniel Dror, Charles R. Zeller, Robert W. Derrick, Jr., and Thomas J. Craft, Jr. to serve on our board until the next annual meeting of shareholders or until their successors are elected and qualified and voted to ratify our selection of John A. Braden & Company, P.C. as independent auditors for 2006. At the date of the annual meeting, the Company had a total of 4,417,010 shares of common stock outstanding and a total of 4,137,266 were present and voted. The following tables sets forth the vote of shareholders with respect to the two proposals:

Proposal 1. Election of Directors

Nominees	For	Withheld
Daniel Dror	4,007,296	129,970
Charles R. Zeller	4,008,716	128,550
Robert W. Derrick, Jr.	4,007,441	129,825
Thomas J. Craft, Jr.	4,017,134	120,132

Proposal 2. Ratification of John A. Braden & Company, P.C. as Independent Auditors for 2006

For	Against	Abstain	BNV
4,129,065	3,321	4,880	-

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant has filed a Form 8-K/A on July 5, 2006 with Item 4.01 "Changes in Registrant's Certifying Accountant" disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: November 10, 2006

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: November 10, 2006

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets Back to Table of Contents
September 30, 2006 and December 31, 2005

	September 30, 2006	December 30, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,522,781	$2,709,105
Certificates of deposit	2,450,000	2,000,000
Trading securities	670,198	1,061,259
Accounts receivable, less allowance for doubtful accounts of
$320,611 at September 30, 2006 and $322,365 at December 31, 2005	7,675,680	5,143,899
Current portion notes receivable	503,408	249,096
Accounts and notes receivables from related parties	275,000	95,001
Inventories	6,331,028	4,689,399
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	187,611	325,753
Prepaid expenses and other current assets	716,654	195,290
Total current assets	23,557,360	16,693,802

Long-term notes receivable	4,856,046	3,868,686
Property and equipment, net of accumulated depreciation and amortization	5,353,669	6,293,674
Goodwill, less accumulated amortization of $205,295 at September 30, 2006
and December 31, 2005	674,539	674,539
Patents and trademarks, net of amortization	6,253,987	2,536,263
Other assets	75,590	96,385
Total assets	$40,771,191	$30,163,349

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$5,710,355	$3,793,462
Margin loans from financial institutions	274,365	406,949
Short-term notes payable	4,125,259	4,257,469
Current installments of long-term debt	436,991	306,355
Total current liabilities	10,546,970	8,764,235

Long-term debt, less current installments	7,628,408	6,393,206
Deferred tax liability	503,200	503,200
Minority interest	1,817,878	1,603,769
Total liabilities	20,496,456	17,264,410

Stockholders' equity:
Preferred stock, $.001 par value. authorized 1,000,000 shares: none issued.	-	-
Common stock, $.001 par value. authorized 10,000,000 shares:
5,304,502 shares issued and 5,299,102 shares outstanding
at September 30, 2006; and 4,318,660 shares issued and
4,313,260 shares outstanding at December 31, 2005	5,304	4,319
Additional paid-in capital	35,840,617	28,389,591
Accumulated deficit	(15,623,655)	(15,447,440)
Common stock issuance obligation	100,000	-
	20,322,266	12,946,470
Less treasury stock, at cost (5,400 shares)	(47,531)	(47,531)
Total stockholders' equity	20,274,735	12,898,939
Total liabilities and stockholders' equity	$40,771,191	$30,163,349

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three and nine months ended September, 30 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)

Revenues	$9,936,232	$9,046,634	$24,347,673	$18,032,255
Costs and expenses:
Cost of sales	7,328,268	6,129,144	16,393,018	10,926,031
Selling, general and administrative	4,144,495	2,479,305	9,775,004	6,759,276
Total operating expenses	11,472,763	8,608,449	26,168,022	17,685,307

Operating income (loss)	(1,536,531)	438,185	(1,820,349)	346,948

Other income (expenses):
Settlement proceeds from sale of Nixon Refinery	2,000,000	-	2,000,000	-
Interest and dividend income	235,984	213,877	335,535	334,950
Realized gains (losses) on investments	3,045	(26,955)	3,045	(438,955)
Unrealized gain and (losses) on trading securities	(42,886)	(330,333)	(53,600)	(2,021,250)
Gain (loss) on sale of assets	(10,466)	-	(10,466)	-
Oil and gas royalty income	587	3,671	3,786	3,671
Interest expense	(272,738)	(128,744)	(577,804)	(194,841)
Other income (expense)	160,248	67,280	177,748	588,738
Total other income (expenses)	2,073,774	(201,204)	1,878,244	(1,727,687)

Net income (loss) before income tax	537,243	236,981	57,895	(1,380,739)
Provision for income taxes	-	-	-	-
Net income (loss) from operations before minority interest	537,243	236,981	57,895	(1,380,739)
Minority interest	158,519	(43,132)	(214,109)	(440,303)
Net income (loss)	$695,762	$193,849	$(156,214)	$(1,821,042)

Preferred dividend	(20,000)	-	(20,000)	-
Net earnings (loss) applicable to common shareholders	695,762	193,849	(176,214)	(1,821,042)

Net earnings (loss) applicable to common shareholder:
Basic	$0.15	$0.05	$(0.04)	$(0.57)

Weighted average common shares:
Basic	4,562,728	3,620,352	4,423,908	3,204,678

See accompanying notes to consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows Back to Table of Contents
Nine months ended September 30, 2006 and 2005
(Unaudited)
	Nine month ended	Nine month ended
	September 30, 2006	September 30, 2005
		(Restated)

Cash flows from operating activities:
Net loss	$(156,214)	$(1,821,042)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	587,713	180,211
Common stock issued for services	824,265	347,800
Realized (gains) losses on the sale of trading securities	(3,045)	930,593
Unrealized loss on trading securities	53,600	2,021,250
(Gain) loss on sale of assets	10,466	-
Note receivable for refinery settlement	(1,000,000)	-
Gain on restructuring of debt	-	(466,350)
Minority interest	214,109	440,303
Escrow held for sale of property	(15,361)	-
Miscellaneous write-off	(22,684)	-
(Increase) decrease in operating assets, net of acquisition of subsidiary:
Accounts receivable	(2,531,781)	(2,818,871)
Trading securities	-	420,832
Inventories	(1,641,628)	(3,794,365)
Prepaid expenses and other current assets	(521,364)	(951,666)
Other assets	20,795	(19,455)
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	1,949,179	2,440,459
Net cash used in operating activities	(2,231,950)	(3,090,301)

Cash flows from investing activities:
Purchase of property and equipment	(252,606)	(89,249)
Patents and trademarks	(25,193)	-
Cash paid for acquisition of subsidiary	-	(826,700)
Cash received on acquisition of subsidiary	-	56,506
Net changes in investments	340,505	-
Investment in certificate of deposit	(850,000)	-
Redemption of certificate of deposit	400,000	300,000
Notes receivable	423,689	39,021
Loans (to) from related parties	(180,000)	11,575
Net cash provided by investing activities	(143,605)	(508,847)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	75,000
Net borrowings under line-of-credit agreements	513,110	-
Net repayment under line-of-credit agreements	-	(1,245,742)
Proceeds from short-term debt	391,121	-
Proceeds from long-term debt	2,020,952	4,992,889
Margin loans	(132,584)	-
Proceeds from issuance of preferred stock	2,727,746	-
Customer deposits	266	-
Repayment of borrowing from related parties	-	(684,654)
Principal payments on short-term debt	(1,221,931)	-
Principal payments on long-term debt	(109,449)	(25,801)
Payment of dividends on preferred stock	-	(48,750)
Acquisition of treasury stock	-	(13,657)
Net cash provided by financing activities	4,189,231	3,049,285

Net increase (decrease) in cash and cash equivalents	1,813,676	(549,863)

Cash and cash equivalents at beginning of year	2,709,105	5,079,873
Cash and cash equivalents at end of period	$4,522,781	$4,530,010

Supplemental schedule of cash flow information:
Interest paid	$577,804	$194,841
Non-cash transactions:
Transfer of note payable for land and building	(410,393)	-
Issuance of note payable for office equipment	20,524	-
Receipt of note receivable for sale of real estate acquired for resale	-	3,401,916

See accompanying notes to unaudited consolidated financial statements.

American International Industries, Inc. Back to Table of Contents
Notes to Unaudited Condensed Consolidated Financial Statements

(1) General

American International Industries, Inc. (the "Company"), operates as a diversified holding company with a number of wholly-owned subsidiaries and two majority-owned subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., and Brenham Oil & Gas, Inc. and its majority owned and controlled subsidiaries, Delta Seaboard Well Services, Inc. and International American Technologies, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

(3) Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company has no significant sales returns or allowances.

(4) Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

(5) Inventory

	Delta	NPI	IMTG	AMIN
Finished Goods	$1,663,487	$3,241,327	$141,564	$5,046,378
Work in process	47,912	-	263,972	311,884
Parts and materials	-	-	1,420,377	1,420,377
Sub Total	1,711,399	3,241,327	1,825,913	6,778,639
Less: Obsolesces Reserve	-	(166,169)	(281,442)	(447,611)
Total	$1,711,399	$3,075,158	$1,544,471	$6,331,028

(6) Income Taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The estimated federal income tax expense for the three and nine month periods ended September 30, 2006 and 2005 is eliminated by net operating loss carry forwards.

(7) Short-term Notes Payable To Banks

	September 30, 2006	December 31, 2005
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	173,300	173,300

Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2006	$90,000	$-

Other notes with various terms	26,258	-
	$289,558	$173,300

(8) Long-term Debt

Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
Note payable to bank, interest due monthly at prime plus 2%, principal payment due January 31, 2008, secured by assets of the Company's subsidiary	1,992,189	1,993,878

Note payable to a bank, due in quarterly installments of interest only at 6.5%, with a principal balance due on 1/1/2008	300,000	-

Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on 1/18/2008	200,000	-

Note payable to a bank, due in monthly installments of interest only at 9.75%, with a principal balance due on 10/26/2007	400,000	-

Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through 4/3/2011	82,385

Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2006	-	89,890

Other notes with various terms	-	47,837
	2,974,574	2,131,605
Less current portion	(157,402)	(2,131,605)
	$2,817,172	$-

Principal repayment provisions of long-term debt are as follows at September 30, 2006:

4th quarter of 2006	$4,117
2007	417,503
2008	2,511,477
2009	21,255
2010	20,222
Total	$2,974,574

(9) Employee Stock Based Compensation

The Company grants options to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

(10) Industry Segments

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

Consolidated revenues from external customers, net operating income (loss) for the nine months ended September 30, 2006 and 2005, and identifiable assets as of September 30, 2006 and 2005, were as follows:

		2006		2005
Revenues:	$		$
Industrial/Commercial		13,806,143		9,602,273
Oil and gas		10,541,530		8,429,982
		$24,347,673		$18,032,255
Operating income (loss):
Industrial/Commercial		$(234,178)		$(176,439)
Oil and gas		577,549		1,573,034
Corporate		(2,163,720)		(1,049,647)
		$(1,820,349)		$346,948
Identifiable assets:
Industrial/commercial		$19,320,027		$15,297,718
Oil and gas		6,168,142		7,340,394
Corporate		15,283,022		12,268,668
		$40,771,191		$34,906,780

The Company's areas of operations are in the United States.