Form 10KSB
period 2006-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2007-04-05
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
________________________________

  ☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2006, the aggregate market value of the 3,272,603 shares held by non-affiliates of the Registrant was $17,148,440. At December 31, 2006, the Registrant had 5,340,852 shares of common stock outstanding.
Issuer's revenues for its most recent fiscal year: $33,408,554.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Some of the statements contained in this Form 10-KSB of American International Industries, Inc. (hereinafter the "Company", "We" or the "Registrant") for its year ended December 31, 2006 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

As a holding company, the Company operates through wholly-owned and majority-owned subsidiaries, as follows: Delta Seaboard Well Service, Inc. (Delta), a 51% owned subsidiary, is an on-shore oil field well drilling service company; Northeastern Plastics, Inc. (NPI), a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods. NPI has been granted the rights to market certain products under MOTOR TREND™ and the license to use the Good Housekeeping Seal of Approval™ on certain of its electrical products; Brenham Oil & Gas, Inc., a wholly-owned subsidiary, has a royalty interest in a producing gas well; and International American Technologies, Inc. (OTCBB:"IMTG"), a 45.1% owned subsidiary, a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds").

The Company consolidates IMTG although its ownership is less than 51%, because the Company controls IMTG’s Board of Directors by having designated two of the three members of IMTG's Board of Directors. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses. The Company’s ownership percentage of IMTG was 81.0% until IMTG, acquired the 49% minority interest in Hammonds in connection with IMTG's August 2006 private financing transaction with Vision Opportunity Fund Limited ("VOMF"), as discussed below. As a result of the acquisition of the 49% minority interest in IMTG, Hammonds has become a wholly-owned subsidiary of IMTG.

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

Each share of IMTG Series A and Series B Preferred Stock is convertible into ten shares of IMTG common stock. The Company’s ownership percentage in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the August and September 2006 private financing transactions into shares of IMTG common stock. The Company's IMTG subsidiary received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF.

Subsequent to December 31, 2006, and in connection with the agreement of VOMF dated March 26, 2007, to exercise 4,000,000 Series C Warrants, IMTG reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to IMTG.

On January 17, 2007, the Company announced that its Board of Directors approved a stock repurchase program, effective January 12, 2007. Under the program, the Company is authorized to repurchase up to $3,000,000 of its outstanding shares of common stock from time to time over the next three years, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.

The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

Our long-term strategy is to expand the operations of each of our subsidiaries in their respective fields. The Company provides managerial and financial support to our subsidiaries. As part of our business model, we explore mergers, acquisitions and dispositions of businesses and assets from time to time, based upon the reasonable discretion of management and the value added of each potential transaction.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.

Delta Seaboard Well Service, Inc.

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. and a related entity, Seaboard Well Service (collectively "Delta"), both Texas corporations, for cash consideration of $1,000,000 pursuant to a stock purchase agreement. We also issued 400,000 shares of series A 5% cumulative redeemable convertible preferred stock ("Series A Preferred Stock") to a creditor of Delta in consideration for the release of the creditor’s interest in certain of Delta's coastal rigs and in satisfaction of certain Delta indebtedness. The Series A Preferred Stock issued to the former creditor is convertible into shares of the Company's restricted common stock at $10.00 per share. In 2004 the holder of the Series A Preferred Stock converted 10,000 shares of the preferred into 10,000 shares of common stock and in 2005 the holder of the Series A Preferred Stock agreed to convert the remaining 390,000 Series A Preferred Stock into common stock issuable at a rate of 10,000 shares per month.

Delta is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta's executive officers and owners of the 49% minority interest of Delta. Mr. Derrick was elected as a director of the Company in February 2004. Delta was founded in 1958 in Houston, TX.

Delta's Business

Delta's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. During 2004, Delta consolidated its Louisiana operations into its Houston operation and facilities and sold three rigs in Louisiana to third parties. Delta continues to own one land-based rig in Louisiana and five land-based rigs in the Gulf Coast region of Texas.

Well Service Market

Demand for Delta's workover and related services is correlated to the level of expenditures by oil and gas producers, which is a function of oil and gas prices. In general, we expect demand for Delta's services to increase significantly due to expending activities of oil and gas producers in the United States due to the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area. Delta faces competition from many larger companies in the U.S. Gulf of Mexico market.

Products and Services

Workover Services. Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of our workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. Usage of our workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate multiple jobs simultaneously. In 2006, our largest customers for workover services were El Paso Production Company, The Houston Exploration Company, The Railroad Commission of Texas, Legend Natural Gas and Dominion Exploration and Production, Inc.

Delta's Competition

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting casing and tubing as part of Delta's services. Delta also believes that with the financial resources of the Company and its access to the public capital markets, Delta will be able to pursue strategic acquisitions and enter into ventures that should result in long-term growth and market expansion.

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

Employees

As of December 31 2006, Delta had 50 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

Facilities

Delta's facilities consist of 2,500 square feet of office space and 10,000 square feet of warehouse located in Houston, TX. These facilities were formerly leased by Delta and were acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired by American International Industries, Inc. (51%) and Delta's executive officers and owners of the minority interest of Delta (49%). During 2004, Delta consolidated its Louisiana operations and offices into its Houston facilities to create operating efficiencies. Delta has retained a 5,000 square foot office and warehouse facility in Louisiana which is leased from a third party at an annual rental of $18,000.

Northeastern Plastics, Inc.

Northeastern Plastics, Inc., a Texas corporation, is a wholly-owned subsidiary of the Company. NPI is a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets.

Products and Services

NPI's diversified products are sold in the automotive and consumer retail and after market channels. NPI currently markets it’s diversified product assortment under the Good Choice and Motor Trend brand names.

The NPI Motor Trend branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI Motor Trend program is supported through a growing national advertising campaign in Motor Trend magazine and plans are being drawn up for additional brand advertising through Motor Trend Radio and Motor Trend TV (late 2007).

The NPI Good Choice branded product assortment not only matches in depth but exceeds the NPI Motor Trend branded product assortment. In addition, the entire Good Choice product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on all of its many products. The NPI Good Choice product assortment includes a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products.

The NPI Good Choice program is supported through a growing national advertising campaign in the subscription issues of Good Housekeeping magazine and plans are being drawn up for additional brand advertising. The 2007 expected pass through readership rate for the upcoming Good Choice 2007 ads are expected to exceed 21,000,000 potential viewings.

NPI is in the process of expanding its worldwide customer base into the rapidly growing Asian market by offering its expanded product lines through new distribution and marketing agreements. As a result of the MOTOR TREND™ and Good Choice marketing agreement, and NPI's enhanced product lines, NPI's revenues increased substantially in 2006 and should continue to increase during fiscal 2007.

NPI products are available at stores such as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto among others.

Virtually all of NPI's products are manufactured overseas. NPI's products are manufactured to meet or exceed NPI, UL and CSA specifications and designs. NPI has no long-term agreements with any manufacturers for its products, but relies on management's business contacts with manufacturers in renewing its agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. Any inability or delay in NPI's renewal of its agreements at economically favorable terms could have a material adverse effect on NPI unless alternative supplies are available. NPI's management believes that if it is unable to utilize any of the above suppliers, it would be able to secure alternative suppliers on comparable terms.

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

NPI also sells a substantial percentage of its products under a direct import program that offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders and, for additional cost, on-site factory product inspections prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI can also arrange for the complete turn-key deliveries of its products to its customer’s place of business. Currently, NPI estimates that over 40% of its sales are made through the use of its direct import program and the remainder from warehouse sales.

During our fiscal year ended December 31, 2006, Family Dollar Stores, Ocean State Jobbers, Handy Hardware and Dollar Tree Stores accounted for a significant portion of NPI's revenues and in 2006, one customer accounted for over 57% of NPI's revenues. The loss of any of these major customers could have an adverse effect on NPI operating results.

Competition

In the safety product category of the automotive after-market, which accounts for a significant portion NPI's products and sales, NPI competes against a large number of suppliers many of which have far greater financial resources than NPI and therefore NPI's ability to increase market share may be limited. NPI's management believes its primary competitors in the safety products market include Coleman Cable Company and East Penn among other large manufacturers and importers.

In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Woods Wire, Cable, Coleman Cable, American Tac and various other producers.

Price is the primarily significant factor in the safety products market and the consumer durables electrical products markets. Many of NPI's products are made to industry specifications, and are therefore essentially functionally substitutable with those of competitors. However, NPI believes that opportunities exist to differentiate all of its products on the basis of brand name, quality, reliability, and customer service.

Intellectual Property

NPI has been issued the following trademarks: Northeastern™, expiring December 2006, Jumpower™, expiring February 2009, The Bitty Booster Cable™, expiring August 2008, Connections With Quality™, expiring October 2006, and Small Enough to Fit in your Glove Box Strong Enough to Start your Car™, expiring October 2007. Additional new NPI products are currently under US and Chinese patent review and they expect favorable results following those reviews.

Employees

As of December 31, 2006, NPI employed 11 persons, including its executive officer, as well as customer service and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX.

International American Technologies, Inc.

International American Technologies, Inc.("IMTG") is a 45.1% owned subsidiary of the Company. In June 2002, IMTG sold its wholly-owned subsidiary, Marald, Inc., which had been engaged in the business of supplying spray-on linings for trucks, for total consideration of $725,000. Subsequent to the sale of Marald and through the 2004 fiscal year, IMTG conducted no business operations and had no revenues. In August 2004, International American Technologies, Inc. filed a registration statement on Form 10-SB for the purpose of registering its shares under the Securities Exchange Act of 1934. The registration statement became effective in October 2004 and International American Technologies, Inc. became a reporting company under the Exchange Act.

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

The Company’s ownership percentage of IMTG was 81.0% until IMTG acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share, in connection with IMTG's August 2006 private financing transaction with Vision Opportunity Fund Limited ("VOMF"), as discussed below. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. As a result of the acquisition of the 49% minority interest, Hammonds has become a wholly-owned subsidiary of IMTG.

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

Each share of IMTG Series A and Series B Preferred Stock is convertible into ten shares of IMTG common stock. The Company’s ownership percentage in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the August and September 2006 private financing transactions into shares of IMTG common stock. The Company's IMTG subsidiary received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF.

Subsequent to December 31, 2006, and in connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, IMTG reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to IMTG.

Business of Hammonds Technical Services, Inc.

Hammonds was founded in 1982 and provides the following diverse products and services:

Fuel Handling Equipment Market. Hammonds manufactures a wide variety of fluid injector systems which are injection pumps that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes both power and control to the injector. Requiring no external power, these injectors provide accurate proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors are marketed to the general aviation industry and the U.S. military for application in fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides this market with an advanced means of blending additives and chemicals. In May 2006, KBR received delivery of six 4T-4A 800 MIL multiple additive systems bound for Iraq. Current active projects total a unit requirement of approximately 925 of these injectors over the next five years with a current value in excess of $24 million. Hammonds delivered five JP-8 fuel additive carts in June 2006 to its Middle Eastern representative for use in the Egyptian Air Force. The carts will be used to service military aircraft in Egypt as well as transient military aircraft from other countries including the United States. In August 2006, Hammonds received a major order for its fluid powered additive systems used in production of JP-8 + 100 military specification fuel for aircraft being serviced in the Middle East. The initial $576,000 order for equipment will be delivered during the first quarter of 2007, with the total project exceeding $2,304,000. Hammonds received a purchase order in January 2007 for a complex fuel handling system, including fuel additive systems for the Al Dhafra Air Base in the United Arab Emirates (UAE). Hammonds will initially recognize $960,000 in revenues during the first quarter of 2007 and is expected to recognize a total of approximately $2,000,000 related to this project for the 2007 fiscal year. Cimmaron International Corporation is marketing the Hammonds-Cimmaron pre-packaged fuel additive dispensing systems to new, as well as expanded aviation projects currently underway in the Middle East. In addition to the Al Dhafra Air Base order, these same systems are expected to be specified at a new UAE Air Base in Al-Minhad, having an estimated value exceeding $1,824,000. Hammonds believes that its truck mounted injectors are the technology of choice for major U.S. marketers of jet fuel in providing custom blending at the end of the hose for not only jet fuel, but a wide range of products including diesel, LPGN (propane), home heating oil, and bio-diesel. In January, 2005, Hammonds began a long-term program to install dye injection systems in over eight hundred Canadian and U.S. stationary and truck mounted diesel delivery installations.

Fuel Additives In addition to equipment, Hammonds fuel additive division produces and markets motor and aviation fuel additives with Biobor® JF as its primary product serving the aviation, stand-by power and marine fuel markets. While Biobor® JF is one of only two biocides approved for use in aviation fuels, it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. The expanding use of these manufactured wood products should provide a new expanded market for Biobor® JF since products such as arsenic have been removed from the list of approved wood preservatives.

Water Treatment for Municipal and Industrial Use. Hammonds manufactures under several U.S. and foreign patents calcium hypochlorite tablet and granular systems which provide water disinfection for a wide range of potable and waste water applications. Greater focus is being placed on water disinfection and safety issues associated with disinfection. Some municipalities are being required to meet added water quality systems. Smaller municipalities ordinarily do not have the technical or financial resources required to design build and operate systems that will meet the new water quality criteria. In August 2006, Hammonds Water Treatment Systems, Inc. received an order for calcium hypochlorite for $764,500. This particular order supplied product to the poultry processing industry and is consumed by systems that include Hammonds proprietary tablet feeders. This order reflects continued growth in demand for solid disinfection used in the food processing, waste treatment and potable water treating industries. Hammonds ended 2006 with sales in excess of $2,000,000 in chemical sales to the municipal and food processing industries.

Industrial Utility Vehicle Market. In late 2006, Hammonds started production of an entirely new type of industrial utility vehicle called the omni directional vehicle or ODV. Hammonds believes that ODV utility vehicles will establish a new standard for industrial utility vehicles based on vehicle safety and performance. The ODVs' target markets include the: aviation industry, which is undergoing reorganization and expansion into regional jet service; fork lifts, which are a fundamental industrial tool and represent the largest segment of industrial vehicle demand; utility tractors, vehicles used for earth and snow handling; freight trailer "mules", which are modified tractors used to move trailers at major terminals; and ODVs for security/law enforcement, which can provide high visibility and radial vision in a very limited space for use at airports, ports and bridges, among other high risk locations. Hammonds has produced several prototypes of its new ODV product line at its plant in Houston, TX. Hammonds intends to enter into license agreements with other manufacturers to produce a range of ODVs based on its patented technology. During the fourth quarter of 2005 Hammonds received initial stocking orders for the ODV from distributors as well as scheduled purchase orders for delivery during 2007. In February 2006, Hammonds announced the appointment of Mark C. Pope Associates, Inc. (MCP) as a distributor for the ODV to represent Hammonds as an Aviation Ground Support Distributor in Georgia, Mississippi, Tennessee, North Carolina, South Carolina, Alabama, Florida and Nevada. MCP ordered 4 ODV mobile demonstration units to initially cover the territory. MCP took delivery of their first ODV in May 2006 at the annual AS3 convention, which premiers ground support equipment for the aviation industry. Since that time, MCP received their second demonstration unit and has been encouraged by the response gained as they demonstrated the equipment to various aviation and industrial users. Following industry response and their experience with the vehicle, MCP elected to add the Snow Management and Industrial classifications to their distributorship agreement in five states. MCP issued a blanket purchase order in August 2006, covering various models of the ODV, including 45 tow tractors, 5 snow plows, 2 Command Stations, and multiple attachments that compliment ODV tractors and represents a net value in excess of $2,100,000. In the 4th quarter of 2006, Hammonds shipped seven of its Model G-30 ODV tractors to be used as material positioning equipment at Robins Air Force Base in Warner Robins, Georgia. While this was a one-time order, Hammonds is expecting many opportunities for add-ons. Also, other groups within Warner Robbins now have interest in ODVs. Hammonds intends to offer munitions loaders and aircraft tractor spotting dolly equipment to the U.S. Navy in 2007-2008.

Hammonds has a backlog of approximately $5,645,000 for its additive and injector systems, omni directional vehicles and water treatment solutions.

Patents, Trademarks And Licenses and Other Intellectual Property. Hammonds' products are covered by various United States patents and patents pending. At present, Hammonds owns over 25 patents covering various fuel additive systems, water treating equipment and Omni Directional Vehicles. There are an additional 12 patents in pending status.

Employees

As of December 31, 2006, Hammonds employed 48 persons, including its executive officer. No employees are covered by a collective bargaining agreement. Hammonds' management considers relations with its employees to be satisfactory.

Facilities

Hammonds leases a 106,000 square foot manufacturing facility on approximately 13 acres of land located in Houston, TX from an unaffiliated third party at a monthly rental of $35,000.

Brenham Oil & Gas, Inc.

At present, Brenham's sole asset is an oil, gas and mineral royalty interest interest in Washington County, TX. The oil, gas and mineral royalty interest is carried on the Company's books at $0, and the Company received income from the royalty interest of $5,147 in 2006 and $4,844 in 2005. Brenham's office is located at the offices of the Company, 601 Cien Street, Suite 235, Kemah, Texas 77565-3077.

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

Employees

Brenham has no full-time employees.

Other Transactions

On December 29, 2006, the Company sold a 106,000 square foot manufacturing and warehouse facility situated on 10 acres of land in the vicinity of the Bush International Airport in Houston, Texas for cash consideration of $5,450,000. The $2,909,754 gain on the sale is included in the 4th quarter results. After expenses associated with the sale and the payoff of a loan on the property, the net cash proceeds were $3,039,897. The Hammonds Companies lease this space under an operating lease which expires in October 2016 (see note 16).

The Company settled an outstanding lawsuit through the sale of a refinery in Nixon, Texas and received $2,000,000, consisting of cash of $1,000,000 and a note receivable of $1,000,000. The cash was received in August 2006, and note payments of $125,000 plus accrued interest are due bi-annually through June 2010.

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

During the third quarter of 2004, the Company converted the remaining 900,000 shares of Series AA Convertible Preferred Stock into 875,000 shares of ONH's common stock which shares had a market value of $3,150,000 at the date of conversion. ONH sold real estate to the Company for cash and the real estate was subject to a first lien balance in the amount of $1,100,000. The Company sold the real estate purchased from ONH to an unaffiliated third party during the third quarter of 2004 for a cash payment of $1,350,000 and a promissory note in the amount of $5,000,000, secured by a lien on the real estate. The Company realized a gain in the amount of $1,815,870 on the sale. As of December 31, 2006, the Company had not sold any of its 875,000 ONH shares. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is $47,999 in 2007.

On October 24, 2006, the Company received $750,000 as a partial settlement in its litigation against Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP. The Company released ONH and its affiliates from any further liabilities to the Company. On January 29, 2007, the Company settled all of its claims against UHY Mann Frankfort Stein Lipp CPA's, LLP. This settlement is included in other income.

The Company continues to own 287 undeveloped acres of waterfront property on Dickenson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000. The property's appraised value is substantially more than the book value. In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. The development of the property requires permits from certain governmental agencies, which the developer believes they can obtain timely. The projected closing of the transaction is scheduled for sometime in 2007.

RISK FACTORS RELATED TO OUR BUSINESSES

Risks related to our oil and gas services subsidiary

Our operations are materially dependent on levels of oil and gas workover and abandonment activities in the United States

Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. Activity levels for our oil and gas related services business are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of workover and abandonment activities, tend to fluctuate. Demand for Delta's services can vary significantly due to levels of activities of oil and gas producers in the United States which are directly effected by the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area.

Any prolonged slowdown of the U.S. economy may contribute to an eventual downward trend in the demand for our services

Other factors affecting Delta’s oil and gas services business include any decline in production of oil and gas wells in the Texas and Gulf Coast area in which we operate. Delta’s revenues and the profitability of our oil and gas segment are particularly dependent upon oil and gas industry activity and spending levels in the Texas and Gulf Coast region. Our operations may also be affected by interest rates and cost of capital, tax policies and overall economic activity. Adverse changes in any of these other factors may depress the levels of well workover and abandonment and result in a corresponding decline in the demand for our products and services and, therefore, have a material adverse effect on our revenues and profitability.

Profitability of our operations is dependent on numerous factors beyond our control

Our operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors impact the cost of sales, such as the price of steel, because approximately 45% of our oil and gas related revenues is from the sale of new drilling pipe and used pipe extracted during our well plugging business. Competition for pipe which is impacted by the US and worldwide cost of steel, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

We encounter and expect to continue to encounter intense competition in the sale of our products and services.

We compete with numerous companies and Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies, Key Energy Services, Basic Energy, which are far larger than Delta, as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Many of our competitors have substantially greater financial and other related resources than us.

Dependence upon major customers for our workover products and services

Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of our workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. In 2006, our largest customers for workover services were El Paso Production Company, The Houston Exploration Company, The Railroad Commission of Texas, Legend Natural Gas and Dominion Exploration and Production, Inc.

Our revenues and cash flows from pipe sales are subject to commodity price risk.

Our revenues from pipe sales are increasing significantly; therefore, we have increased market risk exposure in the pricing applicable to the costs of steel. Realized pricing is primarily driven by the prevailing worldwide price and demand for steel. The cost of steel has been increasing significantly due to increased world demand generally and from China and India specifically.

Risks related to government regulation

Delta’s business is significantly affected by federal, state and local laws and regulations relating to the oil and natural gas industry. Changes in these laws and regulations, including more restrictive administrative regulations and enforcement of these laws and regulations, could significantly affect Delta's business and results of operations. Delta cannot predict changes in existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on Delta or its future operations or earnings. Delta cannot predict whether additional laws and regulations will be adopted. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation could also adversely affect Delta's operations by limiting demand for its products and services.

Risks related to IMTG’s Hammonds’ subsidiaries

Dependence Upon Affiliate for Funding

In order to successfully grow Hammonds business and its plan to increase market share for Hammonds' products and services, IMTG has been dependent upon the funding that we provide. At December 31, 2006, our loan to IMTG was $1,931,056, and IMTG is dependent upon our ability to secure and maintain IMTG’s existing $2,000,000 revolving credit line from a financial institution. Hammonds will need additional financing in order to complete development of Hammonds' ODV line and expand Hammonds products and services in water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels. IMTG secured institutional investor financing in its August and September 2006 private financing transactions involving the sale of IMTG’s Series A and Series B Preferred Stock, from which it received net proceeds of approximately $2,728,000.

Risks inherent in establishing a new market

There can be no assurance that Hammonds will be successful in marketing its ODV, which is a new technology aimed at a highly competitive industry for industrial utility vehicles. The market for new products can be very difficult to establish. There are competitors with long-established products, accepted technology and superior financial resources for marketing such products. If the market for its ODV product line takes longer to develop than anticipated, this would have an adverse affect on revenues and potential profitability. While we believe that Hammonds’ ODV represents an important innovation in industrial utility vehicles, we cannot ensure our targeted customers will purchase a significant number of units or that we will be able to establish a nationwide and international network of distributors. If the market develops more slowly than anticipated we may require additional financing and no assurances can be made that additional funding will be available at acceptable terms and conditions.

Competition

While we believe that IMTG’s Hammonds’ subsidiaries are competitive and have an established presence in water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors, we may face significant competition in our efforts to market and sell Hammonds new line of ODV. Further we could face competition from our customers, if they determine to produce and use the products we presently sell in our water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors. Many of our customers are well-established and possess far greater financial, technical, human and other resources than does the Registrant.

We will compete against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies. Our business sectors compete principally on the basis of the following factors: product quality and specifications (water treatment technology and fuel additives); customized design and technical qualifications (fuel handling equipment and industrial utility vehicles); and reputation, technical expertise and reliable service (fuel additives and fuel handling equipment). Competitive pressures, including those described above, and other factors could cause us additional difficulties in acquiring and maintaining market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact our ability to generate an operating profit.

Hammonds relies heavily on commodities in the manufacturing of our equipment and price fluctuations can have a material and adverse affect on the cost structure of our business

Hammonds is exposed to fluctuations in market prices for various commodities in the production of our fuel additive and water treatment products. The rising price of steel also can have an impact on the cost of production of our ODVs. At this time, we are unable to predict the potential impact of future increases in commodity costs on the cost of our products, or our ability, if any, to increase the selling price of our products to cover such costs. We have not established arrangements to hedge commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices. As a result, the cost to manufacture our products may rise at a time when we are unable to increase the selling price of such products.

Hammonds business is subject to environmental regulations; failure to comply could result in substantial penalties

Hammonds is regulated by various national and local environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these laws could have a material impact on our capital expenditures, earnings, or competitive position. Our failure or inability to comply with the applicable laws and regulations could result in monetary or other penalties, resulting in unanticipated expenditures or restrictions on our ability to operate. In addition to the above environmental risks relating to our water treatment business and other operations, we are subject to environmental laws and regulations, including those concerning:
- emissions into the air;
- discharges into waterways;
- soil and water pollution;
- occupational health and safety.

Hammonds is dependent on third-party distributors for its ODV sales, which could reduce our ability to gain marketplace acceptance

Hammonds has begun efforts to build its ODV brand through direct sales and through distribution networks and major supply agreements with other companies. Several distributors have elected to carry initial stocking inventories of our ODV and some have scheduled for delivery ODVs on a monthly basis. We are dependent upon our distributors' success in generating customer orders for the stocking inventory they have purchased, in continued scheduled orders for future shipment, as we as increasing development of our third party distribution network. In addition, distributors may elect to make special ODV orders with specific components and features based upon their various customers' requirements. This could result in continued adjustment to inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively.

A disruption or termination of our relationships with certain suppliers could have a material adverse effect on our operations

Certain of the components included in Hammonds products, including our fuel handling equipment, our fluid injector systems and its new ODV equipment, are obtained from a limited number of suppliers. Disruption or termination of supplier relationships could have a material adverse effect on our operations. We believe that alternative sources could be obtained, if necessary, but the inability in a timely manner to obtain sufficient quantities of necessary components or the need to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments which in turn could have an adverse effect on our operating results and customer relationships.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

- contract costs and profits and revenue recognition;
- provisions for uncollectible receivables and recoveries of costs from subcontractors, vendors and others;
- provisions for income taxes and related valuation allowances;
- recoverability of other intangibles and related estimated lives;
- accruals for estimated liabilities;
- timing of the introduction of new products and services and market acceptance of the same

Hammonds is subject to the risks associated with being a government contractor

Hammonds is a provider of products and services to governmental agencies, including municipal water agencies, waste treatment, and our fuel additive and injector services for the U.S. military. It is therefore exposed to risks associated with government contracting, including reductions in government spending, canceled or delayed appropriations specific to Hammonds contracts or projects, heightened competition and modified or terminated contracts. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year and are not always guaranteed. As a result, at the beginning of a contract or project, the related contract or project may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Hammonds dependence on major customers could adversely affect us

Hammonds has been dependent upon its ability to market its products and services to major industrial and governmental agencies such as Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, U.S. Army, U.S. Air Force, Defense Energy Supply and Lockheed Martin. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of the Registrant could be adversely effected.

Hammonds failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us

Hammonds ability to attract and retain qualified engineers, and other professional personnel in accordance with our needs is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that it will be successful in its efforts to attract and retain needed professionals. In addition, its ability to be successful depends in part on its ability to attract and retain skilled laborers in our manufacturing and service business. Demand for these workers can be high at times and the supply can be extremely limited at times. Hammonds success is also highly dependent upon the continued services of its one key officer, Carl Hammonds and the loss of Mr. Hammonds could adversely effect IMTG and the Registrant. IMTG does not have "key" man life insurance on the life of Mr. Hammonds.

Limited patent and proprietary information protection

Hammonds believes that its patents for its various products and systems, including the new ODV, and the proprietary processes used in production of its products and equipment systems, does not infringe on the patents and proprietary rights of others. In the event that Hammonds' products infringe the patent or proprietary rights of others, Hammonds may be required to modify its process or obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on Hammonds’ business. In addition, there can be no assurance that the Company will have the financial or other resources necessary to prosecute or defend a patent infringement or proprietary rights action. There can be no assurance that the Company will be able to adequately protect its patents and trade secrets or that other companies will not acquire information that the Company considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

Risks related to our NPI subsidiary

Dependence upon third-party manufacturers and exporters for its products

Virtually all of NPI's products, which include products sold in the automotive and consumer retail and after market channels, are manufactured overseas. NPI has no long-term agreements with any manufacturers for its products, but relies on management's business contacts with manufacturers in renewing its agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. Any inability or delay in NPI's renewal of its agreements at economically favorable terms could have a material adverse effect on NPI unless alternative supplies are available.

Dependence upon third-party licenses

NPI markets it’s diversified product assortment under the Good Choice and Motor Trend brand names. NPI’s entire Good Choice product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on all of its many products. The NPI Good Choice product assortment includes a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products. Good Choice program is dependent upon a growing national advertising campaign in the subscription issues of Good Housekeeping magazine, pursuant to a license agreement with Good Housekeeping.

The NPI Motor Trend branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI Motor Trend program is dependent upon a growing national advertising campaign in Motor Trend magazine. In addition, NPI plans include additional brand advertising through Motor Trend Radio and Motor Trend TV expected to start in late 2007. NPI’s business would be materially adversely affected if either the Good Housekeeping or Motor Trend relationship was terminated.

Dependence upon major customers

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others. During our fiscal year ended December 31, 2006, Family Dollar Stores, Ocean State Jobbers, Handy Hardware and Dollar Tree Stores accounted for a significant portion of NPI's revenues and in 2006, one customer accounted for over 57% of NPI's revenues. The loss of any of these major customers could have an adverse effect on NPI operating results.

Dependence upon independent sales agents and internal personnel for sales and marketing

Currently, NPI has no agreements with distributors, wholesalers, or retailers, but sells its products from its warehouse through the use of independent sales agents and through its in-house personnel. NPI contracts with agents, who are responsible for contacting potential customers in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated on a commission basis only, calculated on the net sales price of products invoiced to customers. No commissions are paid until NPI receives payment from customers. NPI is dependent upon its sales agents and could be adversely affected if one or more sales agents having established relationships with NPI’s major customers terminated the relationship with NPI.

NPI faces competition from larger companies

In the safety product category of the automotive after-market, which accounts for a significant portion NPI's products and sales, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. This competition may adversely affect NPI's ability to continue to increase revenues and market share. NPI's management believes its primary competitors in the safety products market include Coleman Cable Company and East Penn among other large manufacturers and importers. In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Woods Wire, Cable, Coleman Cable, American Tac, among others.

Price is the primarily significant factor in the safety products market and the consumer durables electrical products markets. Many of NPI's products are made to industry specifications, and are therefore essentially functionally substitutable with those of competitors.

RISK FACTORS RELATED TO MARKET OF OUR COMMON STOCK

Market prices of our equity securities can fluctuate significantly

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:
- the other risk factors described in this Form 10-KSB;
- changing demand for our products and services and ability to develop and generate sufficient revenues;
- any delay in our ability to generate operating revenue or net income from new products and services;
- general conditions in markets we operate in;
- general conditions in the securities markets;
- issuance of a significant number of shares, whether for compensation under employee stock options, conversion of debt, potential acquisitions, additional financing or otherwise.

There is only a limited trading market for our common stock

Our common stock is subject to quotation on the NASD Bulletin Board. From time to time, the trading activity in our common stock has been limited. There can be no assurance that a more active trading market will commence and in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

State blue sky registration; potential limitations on resale of our securities

Our common stock, the class of the Company’s securities that is registered under the Exchange Act, has not been registered for resale under the Securities Act of 1933 or the "blue sky" laws of any state. The holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

It is the intention of the management to seek coverage and publication of information regarding the Company in an accepted publication which permits a manual exemption. This manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2006, we had 5,340,852 shares of common stock issued and 0 preferred shares issued. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Compliance with Penny Stock Rules

As the result of the fact that the market price for our common stock has been below $5 per shares, our common stock is considered a "penny stock" as defined in the Exchange Act and the rules thereunder. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale

As of December 31, 2006, the Registrant had 5,340,852 shares of common stock issued, 2,068,249 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 2. DESCRIPTION OF PROPERTY Back to Table of Contents

During the year ended December 31, 2006, the Company operated Brenham and IMTG from its executive offices in Kemah, Texas. During 2004, the Company's majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities into a combined 12,500 square foot leased executive office, sales and warehouse facility in Houston, TX, which facility was acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired at the same amount by American International Industries, Inc. (51%) and Delta's executive officers and owners of the minority interest of Delta (49%). Delta continues to maintain a 5,000 square foot office and warehouse facility in Louisiana which is leased from an unaffiliated third party at an annual rental of $18,000. Hammonds leases a 106,000 square foot manufacturing facility located in Houston, TX on approximately 10 acres. The Company owns the 38,500 square foot warehouse and office facility utilized by NPI. The Company's executive offices which consist of 1,380 square feet are leased from an unaffiliated third party for $1,335 per month. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS Back to Table of Contents

On July 12, 2005, the Company filed a lawsuit against Orion HealthCorp., Inc. and Brantley Venture Partners alleging common law fraud, stock fraud, material misrepresentations, civil conspiracy and violations of the rules of the American Stock Exchange. On October 24, 2006, the Company received $750,000 as a partial settlement in its litigation against Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP. The Company released ONH and its affiliates from any further liabilities to the Company. On January 29, 2007, the Company settled its claims against UHY Mann Frankfort Stein Lipp CPA's, LLP.

In the first quarter of 2007, the Company settled claims with two parties associated with the acquisition of Hammonds. The Company paid $300,000 to pay off a short term note payable plus interest and acquire an option to purchase all the party’s shares of the Company’s common stock. The other party’s dividend shares were relinquished and returned to our parent. The settlement of these lawsuits will not significantly effect the income of the Company.

In February 2007, Delta Seaboard Well Service, Inc. settled a claim against Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman for a rig damaged in Hurricane Katrina. Delta will receive $100,000 in March 2007 to settle this claim.

As of December 31, 2006, Delta Seaboard Well Service, Inc. is involved in two lawsuits. In the first lawsuit, Fort Apache Energy, Inc. ("Apache") v. Delta Seaboard Well Service, Inc., Apache alleges that Delta breached its contract with Apache and violated the Texas Deceptive Trade and Practices Act. Apache drilled a well which they subsequently decided to plug. Apache contracted with Delta to plug the well. Apache alleges that Delta bid the job with a specified lump sum plugging operation and that Delta went over the bid amount. Apache claims that it never authorized the costs of the extra labor, operation or additional equipment to plug the well. Also, Apache claims that the well is still commercially viable as Delta encountered pressure at the well site during its plugging operations. Apache claims that Delta acted negligently in failing to contact Apache regarding the pressure at the well so as to allow Apache to determine the feasibility of production at the well. Apache claims that it was damaged as a result of the omissions of Delta, and Delta’s actions in force-plugging the well and that its damages are the costs of drilling a new well. Discovery is still ongoing and factual matters are still being investigated and developed in connection with the claims of Apache and the defenses of Delta. Management is vigorously defending this matter. An evaluation of the outcome of this case cannot be made at this time. In the unlikely event that a favorable verdict is received by Apache against Delta, Apache seeks damages which would allow a new well to be drilled at the site. Delta’s expert witness estimates that the cost of unplugging and drilling a new well in the same of similar style of the previous well to be approximately $3.7 million. Apache has estimated the cost to be in excess of $5.6 million.

In the second, related lawsuit, Gemini Insurance Company v. Delta Seaboard Well Services, Inc., Delta had a CGL insurance policy with Gemini Insurance Company ("Gemini") for 2003, naming Delta as an insured, which policy was in effect at such time as Delta began the plugging operation referenced in the first lawsuit. Delta made a claim under the policy for a defense in the Apache case; however, Gemini has filed suit against Delta seeking a declaratory judgment that it owes no defense under the policy. In connection with such declaration, Delta has filed a counterclaim seeking to have the policy declared applicable as to the claims of Apache against Delta and claims for breach of contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith on the part of Gemini in refusing coverage. Discovery is still ongoing and factual matters are still being investigated and developed in connection with the claims of Gemini and the defenses of Delta. Management is vigorously defending this matter and asserting its affirmative claims. An evaluation cannot be made at this time in connection with the outcome of the Gemini Litigation.

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

Proposal 1. Election of Directors

Nominees	For	Withheld
Daniel Dror	4,007,296	129,970
Charles R. Zeller	4,008,716	128,550
Robert W. Derrick, Jr.	4,007,441	129,825
Thomas J. Craft, Jr.	4,017,134	120,132

Proposal 2. Ratification of John A. Braden & Company, P.C. as Independent Auditors for 2006.

For	Against	Abstain	BNV
4,129,065	3,321	4,880	-

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

	Fiscal 2007				Fiscal 2006		Fiscal 2005
	High		Low		High	Low	High	Low
First Quarter ended March 31,		$5.15		$4.25	$7.50	$5.50	$7.25	$4.50
Second Quarter ended June 30,	$	---	$	---	$9.70	$6.10	$7.40	$4.20
Third Quarter ended September 30,	$	---	$	---	$7.80	$5.00	$10.25	$6.00
Fourth Quarter ended December 31,	$	---	$	---	$6.95	$3.00	$9.00	$4.75

The Company believes that as of March 31, 2007, there were approximately 1,000 owners of its common stock.

On January 17, 2007, the Company announced that its Board of Directors approved a stock repurchase program, effective January 12, 2007. Under the program, the Company is authorized to repurchase up to $3,000,000 of its outstanding shares of common stock from time to time over the next three years, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends. During prior years it has been the policy of the Company not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. During fiscal year 2006, the Company paid to shareholders on September 15, 2006, a stock dividend of 20%. The Board of Directors will continue to evaluate the Company's earnings, financial condition, capital requirements and other factors in any future determination to declare and pay cash and/or stock dividends.

Recent Sales of Unregistered Securities

During 2006, the Company issued restricted securities as follows: (i) in January 2006 the Company issued 3,300 restricted shares in lieu of cash bonuses to its employees valued at $23,760, based upon the closing price on such date; and (ii) in September 2006 the Company issued 10,000 shares of restricted stock to the Company’s directors for serving on our Board of Directors valued at $61,900, based upon the closing price on such date.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2006.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION  Back to Table of Contents

General

American International Industries, Inc. is a holding company and has six reporting segments:

- Hammonds Technical Services - a business engaged in fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry, and the designer of a new omni directional vehicle for a wide variety of uses
- Hammonds Fuel Additives – produces and markets motor and aviation fuel additives
- Hammonds Water Treatment – manufactures calcium hypochlorite tablet and granular systems which provide water disinfection for a wide range of potable and waste water applications
- Northeastern Plastics - ("NPI"), a wholly-owned subsidiary, which is a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets
- Delta Seaboard - a 51% owned subsidiary which is an onshore rig-based well servicing contracting company providing service to the oil and gas industry
- Brenham Oil & Gas - owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0
-Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses

Our 45.1% subsidiary, International American Technologies, Inc. (OTCBB: "IMTG), is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds").

The Company consolidates IMTG although its ownership is less than 51%, because the Company controls the IMTG Board of Directors by having designated two of the three members of IMTG's Board of Directors. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses. The Company’s ownership percentage of IMTG was 81.0% until IMTG acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share, in connection with IMTG's August 2006 private financing transaction with Vision Opportunity Fund Limited ("VOMF"), as discussed below. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. As a result of the acquisition of Mr. Hammonds 49% minority interest, Hammonds has become a wholly-owned subsidiary of IMTG.

On August 8, 2006, IMTG entered into a Series A Convertible Preferred Stock Purchase Agreement with VOMF, pursuant to which IMTG issued and sold to VOMF for consideration of $1,500,000 or $1.80 per share a total of 833,333 shares of a newly authorized series A convertible preferred stock ("Series A Preferred Stock"), each share convertible into ten shares of IMTG’s common stock. In connection with the issuance and sale of Series A Preferred Stock, IMTG issued to VOMF Series A Warrant and Series B Warrants, each exercisable to purchase up to 8,333,333 additional shares of common stock at a price of $0.18 per share. The Series A Warrants expire 5 years from the date of issuance. The Series B Warrants initially expired 1 year from the date of issuance, which expiration date was extended, in connection with IMTG entering into Series B Convertible Preferred Stock Purchase Agreement described below, to 2 years from the date of issuance.

On September 29, 2006, IMTG entered into a Series B Convertible Preferred Stock Purchase Agreement with VOMF pursuant to which IMTG issued and sold to VOMF for consideration of $1,500,000 or $1.80 per share a total of 833,333 shares of a newly authorized series B convertible preferred stock ("Series B Preferred Stock"), each share convertible into ten shares of IMTG’s common stock. In connection with the issuance and sale of Series B Preferred Stock, IMTG issued to VOMF Series C Warrant exercisable to purchase up to 8,333,333 additional shares of common stock at a price of $0.50 per share. The Series C Warrants expire 5 years from the date of issuance.

The above private financing transactions are sometimes hereinafter referred to as the August 2006 and September 2006 Private Financing Transactions.

Subsequent to December 31, 2006, and in connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants during March 2007, IMTG reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share.

The Company's IMTG subsidiary received net proceeds of approximately $2,728,000 from the sale of Series A and Series B Preferred Stock. On March 27, 2007, VOMF exercised 3,977,400 Series C Warrants and was issued 3,977,400 restricted shares of common stock at an exercise price of $0.18 per share or gross proceeds of $714,672 to IMTG

The material terms of these preferred stock issuances are included in note 13 to the consolidated financial statements.

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

Related Party Transactions

During 2006, the Company issued

- 45,950 shares of common stock to officers and board members for services representing $306,583 of cost to the Company.
- 102,200 shares of common stock to officers in 2007 for 2006 services representing $500,780 of cost to the Company.

In 2006, the Company paid $327,800 to Daniel Dror II for his services related to the $2,000,000 settlement of an outstanding lawsuit through the sale of a refinery in Nixon, Texas. Also, the Company issued 33,500 shares of common stock to Daniel Dror II for services representing $228,900 of cost to the Company. Daniel Dror II is the son of the CEO of the Company.

In 2005, the Company sold an investment of $50,000 to Daniel Dror II, who agreed to reimburse the Company for this investment through a promissory note. The Company believes this transaction was based on the value that would have been received by an independent third party. No gain or loss was realized by the Company on this transaction. A principal payment of $40,000 plus $7,917 in interest was received by the Company in 2006, leaving a balance of $10,000. The promissory note bears interest at 10% and is due in December 2007.

The Company has a revolving credit note receivable at December 31, 2006, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother. The Company extended credit of $1,020,000 and received payments of $840,000, increasing the balance by $180,000 in 2006, with the largest aggregate amount outstanding during the year being $1,065,000. This note bears interest at the prime rate.

In 2006, Delta’s facilities were acquired by American International Industries, Inc. (51%) and Delta's executive officers and owners of the minority interest of Delta (49%). The related note payable was assumed by American (51%) and Delta’s executive officers (49%). The effect of this transaction is detailed in the table below.

	Delta Seaboard	American International	Consolidated
Land	$(765,000)	$385,284	$(379,716)
Building	(85,000)	41,860	(43,140)
Accumulated Depreciation	(1,998)	-	(1,998)
Net Property and Equipment	$(848,002)	$427,144	$(420,858)

Notes Payable	$(837,536)	427,144	(410,392)
Loss on Transfer of Assets	$(10,466)	$-	$(10,466)

Critical Accounting Policies

Our significant accounting policies are described in the note 1 to our consolidated financial statements for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

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

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments
- SFAS No. 156: Accounting for Servicing of Financial Assets
- SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

Results of Operations

Consolidated-Year Ended December 31, 2006 Compared With the Year Ended December 31, 2005

We have six reporting segments: Hammonds Technical Services, Hammonds Fuel Additives, Hammonds Water Treatment, Northeastern Plastics, Delta Seaboard and Brenham Oil & Gas, and corporate overhead. Our consolidated net revenues for the year ended December 31, 2006 were $33,408,554 compared to $25,476,269 for the prior year, an increase of $7,932,285 or 31.14%. The increase in revenues was due to the acquisition of Hammonds effective April 28, 2005 and increased revenues from both NPI and Delta. Hammonds increased its revenues by $3,072,242, or 90.49%. NPI increased its revenues by $2,753,245, or 26.58%. The increase in revenues from Delta was $2,106,798 or 17.97%. Brenham Oil & Gas did not record any revenues in 2005 or 2006.

Cost of sales for the year ended December 31, 2006 was $23,000,379, compared to $17,630,094 for the year ended December 31, 2005. Our gross margins in 2006 were 31.2% compared to gross margins of 30.8% in 2005. The increase in gross margins was primarily due to improved margins at NPI.

We had an operating loss of $3,735,062 for the year ended December 31, 2006, compared to an operating loss of $1,716,159 for the year ended December 31, 2005. The increase in our operating loss was primarily due to an increased operating loss from Hammonds of $1,074,520 and increased corporate operating expenses of approximately $1,203,346.

We had net income of $1,569,699 or $0.34 per share for the year ended December 31, 2006 compared to a net loss of $4,523,907 or $1.30 per share for the year ended December 31, 2005.

Our corporate segment had a gain of $3,477,218 in 2006 compared to a loss of $3,623,383 in 2005. The primary reason for the improvement was due to a $2,759,754 gain on the sale of a 106,000 square foot manufacturing and warehouse facility situated on 10 acres of land in the vicinity of the Bush International Airport in Houston, Texas. Additionally, the improvement was attributable to the receipt of $2,000,000 from the sale of the Nixon Refinery to settle an outstanding lawsuit and the receipt of $750,000 as a partial settlement in litigation against Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP. The corporate segment loss in 2005 was principally due to unrealized losses on marketable trading securities of $2,368,060 related to the decline in value of the 875,000 shares of Orion HealthCorp. Our corporate segment had no revenue in 2006 and 2005.

Consolidated selling, general and administrative expenses for the year ended December 31, 2006 were $14,143,237 compared to $9,562,334 in 2005. We had total other income of $5,259,388 in 2006, compared to total other expenses of $2,703,376 in 2005. The primary reason for the improvement was due to the $2,759,754 gain on sale of property and $2,750,000 in lawsuit settlements as mentioned above. The total other expenses in 2005 was the result of unrealized losses on marketable trading securities of $2,550,808 related to the ONH shares.

Delta

Delta had revenues of $13,829,625 in 2006 compared to $11,722,827 in 2005 or an increase of $2,106,798 or 17.97%. Margins for 2006 were approximately 52% compared to 50% in 2005. Delta’s operating expenses for 2006 were $6,085,976 compared to $4,611,660 in the prior year. Delta generated operating income of $529,671 in 2006 compared to $1,237,702 in 2005, representing a decrease of $708,031 or 57%. Delta had a net loss of $92,599 in 2006 compared to net income of $585,734 in 2005. The decrease in net income to a net loss was due to an increase in selling, general and administrative expenses. Delta intends to continue to focus on land-based oil and gas operations principally in the Texas Gulf Coast area.

Delta, as part of its business, sells salvaged and new pipe to operators of oil and gas fields. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.

NPI

During 2006 NPI's revenues were $13,111,536 compared to revenues of $10,358,291 during the prior year, an increase of $2,753,245 or 26.58%. The revenue increase was principally due to increased sales volumes from NPI's customers throughout the year. The increased volume enabled NPI to negotiate lower costs per unit which was reflected in NPI's cost of goods increasing only 12% over the same period. As a result, NPI’s gross margin for 2006 was 20.3%, compared to 9.64% for 2005. NPI generated operating income of $898,032 for the 2006 fiscal year, compared to an operating loss of $68,958 during the prior fiscal year. During fiscal 2006, operating expenses were $1,763,632 compared to $1,067,570 for the fiscal year 2005, an increase of $696,062, or 65.2%, due to increased licensing and freight costs.

NPI is highly reliant upon a small customer base, with approximately 57% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations. During 2004, NPI was granted a license to use the MOTOR TREND™ on certain of its automotive aftermarket products and during the last quarter of the 2004 fiscal year NPI was granted the right to use the Good Housekeeping Seal of Approval™ on certain of its electrical home use products. NPI expects that these licensing rights will increase its revenues and income in future periods.

Our subsidiary, NPI has purchase orders for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

Hammonds

During 2006, Hammonds revenues were $6,467,393 compared to $3,395,151 in 2005, or an increase of $3,072,242 or 90.49%. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move from a leased facility to a facility owned by the Company. The two stoppages reduced Hammonds revenues from those anticipated. Hammonds' costs of sales for the year ended December 31, 2006 were $5,336,529 compared to $2,396,950 in 2005, or an increase of $2,939,579 or 122.64%. Costs of sales are anticipated to decrease during 2007 related to new, more efficient equipment and supporting inventories. In 2006, Hammonds' selling, general and administrative expenses totaled $3,311,656 compared to $2,104,473 in 2005. The selling, general and administrative expenses primarily consist of sales and marketing expenses, research and development costs and engineering expenses. Hammonds had an operating loss of $2,180,792 in 2006 compared to $1,106,272 in 2005. We expect that Hammonds' operating loss will decrease with the anticipated growth in revenues and reduced expenses associated with research and development as a percentage of revenues. Hammonds had a net loss of $2,446,563 in 2006 compared to $1,194,652 in 2005.

Liquidity and Capital Resources

The Company had current assets of $22,653,250 at December 31, 2006 compared to current assets of $16,693,802 at December 31, 2005. The Company's current liabilities at December 31, 2006, were $5,028,047 compared to $8,764,235 at December 31, 2005. Working capital for the year ended December 31, 2006 was $17,625,203 compared to $7,929,567 at year end 2005. At December 31, 2006, the Company had total assets of $36,596,931 compared to total assets of $30,163,349 at December 31, 2005, representing an increase in total assets of $6,433,582 or approximately 21.33%. The increase in total assets is primarily attributable to an increase in cash and certificates of deposit of $4,705,698, an increase in notes receivable of $947,143, and an increase of $614,019 in inventories. An increase in patents and trademarks of $3,502,607 was partially offset by a decrease in property and equipment of $3,151,807.

The Company's total liabilities at December 31, 2006 were $14,034,924 compared to $17,264,410 at December 31, 2005. The decrease in total liabilities was attributable to the payoff of a long-term note related to the sale of property in the amount of $1,972,307, and net other reductions in debt of $1,215,785.

Net cash used in operating activities was $916,011 in 2006 compared to $4,595,149 in 2005. Net cash used in operating activities was primarily attributable to net income from operations of $1,569,699, offset by non-cash items included in net income, including gain on disposal of assets of $2,894,288 and the issuance of a note receivable for a refinery settlement of $1,000,000. Other significant non-cash items included in net income were common shares issued for services of $1,443,674 and depreciation and amortization expense of $907,452. Inventories increased by $614,019, prepaid expenses increased by $130,208, and accounts payable and accrued expenses decreased by $134,669.

Net cash provided by investing activities in 2006 was $1,464,874 compared to net cash used by investing activities of $5,304,629 in 2005. Proceeds from the sale of property in the amount of $5,118,802 and cash from other sources were used to increase our investments in certificates of deposit by $4,139,000.

Net cash provided by financing activities was $17,835 in 2006 compared to $7,529,010 in 2005. Proceeds from the issuance of preferred stock were $2,710,120. The Company received $2,034,941 and $374,806 from long-term and short-term debt financing, respectively. Payments on long-term debt were $2,609,119 and net repayments under lines of credit and short-term notes were $2,427,023.

Our subsidiary, NPI, has a $5,000,000 line of credit with Wachovia Bank, which has a maturity date in April 2008. Our subsidiary, Delta has a line of credit for $1,500,000 with Trust Mark Bank, which has a maturity date in June 2009. Both Wachovia Bank and Trust Mark Bank have informed the Company that the respective maturity dates on the lines of credit will be extended prior to the due dates by at least eighteen months. Hammonds, a subsidiary of IMTG, has negotiated a new revolving line of credit for $2,000,000 with Texas Community Bank, which line of credit is due August 2008. The Company has excellent relationships with its banks and believes that it will be able to renegotiate its lines of credit at terms and conditions satisfactory to the Company.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's audited financial statements for the fiscal years ended December 31, 2006 and 2005 are attached to this annual report.

Consolidated Financial Statements for the Years ended December 31, 2006 and 2005

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Our management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2005, the Company's president/chief executive officer and its chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief executive officer and our chief financial officer concluded that our determined that our disclosure controls and procedures were ineffective as of December 31, 2005. The president/chief executive officer and chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its subsidiaries, including the acquisition of Hammonds, the reconciliation of inter-company accounts, inventory and reserves, fixed assets and depreciation, intangibles, pre-paid expenses, accounts payable, minority interest, gain (loss) on disposition of assets, and other expenses, accrued liabilities and general and administrative expense. In light of the above, the Company restated its financial statements for the interim periods ended March 31, June 30 and September 30, 2005 and the year ended December 31, 2004.

In connection with the audit of the Company's financial statements for the year ended December 31, 2006, the Company's president/chief executive officer and its chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief executive officer and our chief financial officer concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in internal controls. Subsequent to December 31, 2005, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company has hired a qualified consultant with accounting and auditing experience to perform an internal audit function; (ii) the Company has hired a full-time CFO to oversee financial and accounting transactions and the Company's financial reporting and disclosure.

ITEM 8B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	66	Chairman of the Board, Chief Executive Officer and President
Gary D. Woerz	61	Chief Financial Officer
Charles R. Zeller	65	Director
Thomas J. Craft, Jr.	42	Director
Robert W. Derrick, Jr.	46	Director

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

Gary D. Woerz, Chief Financial Officer of the Company since October 23, 2003, served as its Assistant Chief Financial Officer from April 2003 until October 23, 2003. Mr. Woerz is the Chief Executive Officer and Chief Financial Officer of the Company’s IMTG subsidiary. From 2000 to 2002, Mr. Woerz served as chief financial officer of Phymetrics, Inc., which was a subsidiary of High Voltage Engineering. Phymetrics was a multi-divisional manufacturing and laboratory service company. From 1998 to 2000, Mr. Woerz served as chief financial officer of Virtual Founders LLC, San Jose, CA, whose business involved investment banking and management consulting services to development stage high technology companies.

Charles R. Zeller has served as a director of the Company, since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

Thomas J. Craft, Jr., an attorney admitted to practice under the laws of the State of Florida. Mr. Craft specializes in federal securities laws, and maintains his principal law office in Palm Beach County, Florida. Mr. Craft has served on the board of several public companies during the past five years. Mr. Craft was appointed a director of the Company on November 22, 2002.

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

Advisory Director

On February 19, 2004, the Board of Directors of the Company appointed M. Truman Arnold as an advisor to the Company's Board of Directors. Mr. Arnold has served as vice president of administrative services for The Coastal Corporation, a major multinational oil and gas company, from 1995 through January 2001. Mr. Arnold brings to the Company and its Board of Directors over 40 years experience in the oil and gas industry.

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of two directors, Messrs. Charles R. Zeller and Thomas J. Craft, Jr., all of whom satisfy all of the following criteria: (i) meet the independence requirements set forth in the NASD’s definition of "independent director," (ii) have not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries, (iii) are not affiliated persons of the Company or any of its subsidiaries, and (iv) are competent to read and understand financial statements. The Board of Directors has determined that Mr. Zeller with over 20 years of financial experience, qualifies as an "audit committee financial expert" within the meaning of Item 401 of Regulation SB of the Securities Exchange Act. Mr. Zeller is independent of management based on the independence requirements set forth in the NASD’s definition of "independent director."

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

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company fiscal year ended December 31, 2006, the Audit Committee:
-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2006 with management and GLO CPAs LLP, the Company’s independent auditor;
-	Discussed with management, GLO CPAs LLP and the Company’s internal auditors the adequacy of the system of internal controls;
-	Discussed with GLO CPAs LLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
-

Received written disclosures and a letter from GLO CPAs LLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed with GLO CPAs LLP its independence.

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and GLO CPAs LLP, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the SEC.

Audit Committee
Charles R. Zeller, Chairman
Thomas J. Craft, Jr.

Independent Public Accountants

The Company’s Audit Committee has approved the appointment by the Company's Board of Directors of John A. Braden & Company, P.C. as independent public accountants for the fiscal year ending December 31, 2006, subject to ratification of shareholders at the next annual meeting to be held. A representative of John A. Braden & Company, P.C. will be present at the annual meeting and will be given the opportunity to make a statement and respond to appropriate questions from the shareholders.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2006, 2005 and 2004:

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other		Securities
				Annual	Stock	Underlying	Total
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)

Daniel Dror, CEO	2006	306,173	220,000	5,750(2)	607,380	-	1,139,303
	2005	116,000	-	5,750(2)	-	-	121,750
	2004	109,000	24,700	5,750(2)	45,100	-	184,550
Gary D. Woerz, CFO	2006	-	-	-	138,288	-	138,288
	2005	-	-	-	83,060	-	83,060
	2004	-	-	-	31,750	-	31,750
Marc H. Fields, President of NPI	2006	158,932	-	-	-	-	158,932
	2005	124,332	25,000	-	-	-	149,332
	2004	124,332	25,000	-	-	-	149,332
Robert W. Derrick, Jr., President of Delta	2006	250,313	91,455	2,750(3)	12,380	-	356,898
	2005	150,000	-	-	-	-	150,000
	2004	115,000	250,000				365,000
Ron Burleigh, Vice President of Delta	2006	220,324	78,036	35,430(4)	-	-	333,790
	2005	150,000	-	-	-	-	150,000
	2004	115,000	250,000				365,000
Carl Hammonds	2006	94,712	-	-	-	-	94,712
	2005	90,000	-	-	-	-	90,000

(1) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.
(2) Represents total payments for an automobile owned by the Company utilized by Mr. Dror.
(3) Represents payments for 401-K matching for Mr. Derrick.
(4) Represents payments for personal insurance premiums for Mr. Burleigh.

On October 1, 2004, Mr. Dror entered into a five-year employment agreement with the Company, which provided for compensation of $10,000 per month, and annual bonuses to be determined by the Board of Directors and the grant of 100,000 warrants per year at an exercise price of $6.55 per share. In March 2007, the employment agreement was extended to March 31, 2012 and the warrants were amended to provide for the grant of 144,000 warrants per year, which reflects the 20% stock dividend the Company paid in 2005 and 2006, at an increased exercise price of $7.00, based upon the average closing price of the Company’s shares during September 2004. The warrants have an expiration date two years following each annual grant. In the event of a change in control of the Company, resulting in Mr. Dror ceasing to serve as the Company’s Chief Executive Officer, President and Chairman, Mr. Dror shall be entitled to receive and the Company shall pay to Mr. Dror within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under the employment agreement, and issue to Mr. Dror the shares underlying the warrants, based upon an adjusted exercise price equal to par value of the shares at the date of the change in control.

In September 1994, Mr. Fields entered into an employment agreement with NPI to serve as President and Chief Operating Officer of NPI on an at-will basis, which provided for an annual salary of $110,000, which was raised to $124,000 in 1998, and to $158,000 in 2006. The employment agreement provides for a bonus of 10% of the amount equal to NPI’s operating income, less rent and interest expense, which exceeds $500,000. The employment agreement grants Mr. Fields an option to purchase NPI common stock equal to 5% of NPI’s equity at an exercise price of 5% of the total shareholder’s equity, if NPI conducts an initial public offering of its common stock during Mr. Field’s employment. The employment agreement provides for a disability insurance policy as well as a life insurance policy in the name of Mr. Fields’ spouse in the amount of approximately three times Mr. Fields salary. The employment agreement provides that upon termination NPI has the option to have Mr. Fields sign a one-year non-compete agreement in exchange for one year’s base salary.

In September 2004 Messrs. Derrick and Burleigh entered into ten-year employment agreements with Delta to serve as Delta's president and vice president, respectively. The employment agreements provided for an annual base salary of $115,000 each, which was increased to $150,000 in 2005. In 2006, Messrs. Derrick and Burleigh received additional compensation of $100,000 each due to Delta’s substantial growth.

In April 2005, Mr. Carl Hammonds entered into an employment agreement with Hammonds Technical Services to serve as Hammonds President. The employment agreement provides for an annual base salary of $90,000. On August, 2006, IMTG's Board of Directors appointed Carl L. Hammonds to the Board of Directors. The newly constituted Board of Directors appointed Mr. Hammonds to serve as IMTG’s President.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Zeller	-	12,380	-	0	-	12,380
Thomas J. Craft, Jr.	-	18,930	-	0	-	18,930

(1) Daniel Dror, the Company’s Executive Chairman and Chairman of the Board, and Robert W. Derrick, Jr., the President of Delta, are not included in this table. The compensation received by Messrs. Dror and Derrick, Jr., as employees of the Company, are shown in the Executive Summary Compensation Table on page 28.
(2) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2006, the Registrant had 5,340,852 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	221,600 shares (1)	3.99%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	2,000 shares (2)	0.04%
Common Stock	Gary D. Woerz, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	3,280 shares	0.06%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	2,000 shares	0.04%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	3,440 shares	0.06%
Common Stock	Daniel Dror II 601 Cien Street, Suite 235, Kemah, TX 77565	306,122 shares (3)	5.73%
Common Stock	International Diversified Corporation, Ltd. Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas.	1,673,807 shares (4)	31.34%
Common Stock	All officers and directors as a group (5 people)	88,320 shares	1.65%%
(1) Based upon 5,340,852 shares of Common Stock outstanding at December 31, 2006, except with respect to Mr. Dror’s percentage which is based upon 5,557,452 shares outstanding which includes 144,000 shares underlying currently exercisable warrants.
(2) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 2,000 restricted shares.
(3) Includes 1,200 shares beneficially owned by Daniel Dror II individually, 152,262 shares owned by the Daniel Dror II 1976 Trust and 152,660 shares owned by the Daniel Dror II Trust of 1998. Daniel Dror II is a beneficiary but is not the trustee of the Daniel Dror II 1976 Trust and does not control this Daniel Dror II 1976 Trust. Daniel Dror II is the adult son of Daniel Dror, the Company's CEO and Chairman, has no affiliation with the Trusts and disclaims any beneficial ownership interest in any shares owned by the Trusts or by his adult son..
(4) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 1,611,284 shares and Mr. Faiwuszewicz personally owns 62,523 shares personally. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

The Company obtains approval from its entire Board of Directors prior to entering into any transactions with a related party or affiliate of the Company, including disclosure to the Board of Directors of such relationship prior to any action or vote of the Board of Directors. Prior to entering into any financing arrangement with any affiliated parties, disclosure is made to the Board of Directors regarding the terms and conditions of such related party transactions.

During 2006, the Company issued

- 45,950 shares of common stock to officers and board members for services representing $306,583 of cost to the Company.
- 102,200 shares of common stock to officers in 2007 for 2006 services representing $500,780 of cost to the Company.

In 2006, the Company paid $327,800 to Daniel Dror II for his services related to the $2,000,000 settlement of an outstanding lawsuit through the sale of a refinery in Nixon, Texas. Also, the Company issued 33,500 shares of common stock to Daniel Dror II for services representing $228,900 of cost to the Company. Daniel Dror II is the son of the CEO of the Company.

In 2005, the Company sold an investment of $50,000 to Daniel Dror II, who agreed to reimburse the Company for this investment through a promissory note. The Company believes this transaction was based on the value that would have been received by an independent third party. No gain or loss was realized by the Company on this transaction. A principal payment of $40,000 plus $7,917 in interest was received by the Company in 2006, leaving a balance of $10,000. The promissory note bears interest at 10% and is due in December 2007.

The Company has a revolving credit note receivable at December 31, 2006, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother. The Company extended credit of $1,020,000 and received payments of $840,000, increasing the balance by $180,000 in 2006, with the largest aggregate amount outstanding during the year being $1,065,000. This note bears interest at the prime rate.

In 2006, Delta’s facilities were acquired by American International Industries, Inc. (51%) and Delta's executive officers and owners of the minority interest of Delta (49%). The related note payable was assumed by American (51%) and Delta’s executive officers (49%). The effect of this transaction is detailed in the table below.

	Delta Seaboard	American International	Consolidated
Land	$(765,000)	$385,284	$(379,716)
Building	(85,000)	41,860	(43,140)
Accumulated Depreciation	(1,998)	-	(1,998)
Net Property and Equipment	$(848,002)	$427,144	$(420,858)
Notes Payable	$(837,536)	427,144	(410,392)
Loss on Transfer of Assets	$(10,466)	$-	$(10,466)

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

b. Form 8-K Reports: The Company has not filed a Form 8-K during the fourth quarter ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed John A. Braden & Co., P.C. On January 1, 2007, John A. Braden & Co., PC merged with GLO CPAs, LLP, which firm has issued its report on our consolidated financial statements for the year ended December 31, 2006. Our financial statements for the fiscal year ended December 31, 2005 were audited by Thomas Leger & Co., L.L.P.

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

	December 31, 2006	December 31, 2005
Audit Fees	$59,140	$180,000
Audit-Related Fees	8,812	-
Tax fees	813	15,000
All other fees	8,128	-

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
April 4, 2007

By /s/ Gary D. Woerz
Gary D. Woerz
Chief Financial Officer
April 4, 2007

Financial Statements for the Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Shareholders
American International Industries, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of American International Industries, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ / GLO CPAs LLP

March 23, 2007
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Shareholders
American International Industries, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005 of American International Industries, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.

Thomas Leger & Co., L.L.P.
April 21, 2006
Houston, Texas

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
December 31, 2006

2006
Assets
Current assets:
Cash and cash equivalents	$3,275,803
Certificate of deposit	6,139,000
Trading securities	724,255
Accounts receivable, less allowance for doubtful accounts of $232,307	5,221,072
Current portion of notes receivable	1,021,593
Accounts and notes receivable from related parties	235,000
Inventories	5,303,418
Real estate acquired for resale	225,000
Drilling rigs held for sale	187,611
Prepaid expenses and other current assets	320,498
Total current assets	22,653,250

Notes receivable, less current portion	4,043,322
Investment in Whittingdon Oil & Gas	6,000
Property and equipment, net of accumulated depreciation and amortization	3,141,867
Goodwill	674,539
Patents and trademarks, net	6,038,870
Other assets	39,083
Total assets	$36,596,931
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,667,108
Short-term notes payable	917,301
Margin loans	341,058
Loans due to related parties	-
Current installments of long-term debt	102,580
Total current liabilities	5,028,047

Long-term debt, less current installments	6,945,282
Deferred tax liability	503,200
Minority interest	1,558,395
Total liabilities	14,034,924

Stockholders' equity:
Preferred stock, $0.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and
convertible, 0 shares issued and outstanding at December 31, 2006	-
Common stock, $0.001 par value. Authorized 10,000,000 shares:
5,340,852 shares issued and 5,335,452 shares outstanding at December 31, 2006	5,341
Additional paid-in capital	36,033,743
Accumulated deficit	(13,938,166)
Common stock issuance obligation	508,620
22,609,538
Less treasury stock, at cost (5,400 shares)	(47,531)
Total stockholders' equity	22,562,007
Total liabilities and stockholders' equity	$36,596,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Years ended December 31, 2006 and 2005

	2006	2005

Revenues	$33,408,554	$25,476,269
Costs and expenses:
Cost of sales	23,000,379	17,630,094
Selling, general and administrative	14,143,237	9,562,334
Total operating expenses	37,143,616	27,192,428

Operating loss	(3,735,062)	(1,716,159)

Other income (expenses):
Interest income	578,679	479,369
Realized gain (loss) on marketable trading securities	4,911	(108,655)
Unrealized losses on marketable trading securities	(49,578)	(2,368,060)
Gain (loss) on sale of assets	2,894,288	(471,076)
Interest expense	(1,043,618)	(446,684)
Other income	2,874,706	211,730
Total other income (expenses)	5,259,388	(2,703,376)

Net income (loss) from operations before income taxes and minority interest	1,524,326	(4,419,535)

Provision for income tax	-	-
Net income (loss) from operations before minority interest	1,524,326	(4,419,535)
Minority interest	45,373	(104,372)

Net income (loss)	1,569,699	(4,523,907)
Preferred dividends	(60,425)	(48,750)
Net income (loss) applicable to common shareholders	$1,509,274	$(4,572,657)

Net income (loss) applicable to common shareholders:
Basic	$0.32	$(1.31)
Diluted	$0.32	$(1.31)

Weighted average common shares:
Basic	4,655,044	3,486,269
Diluted	4,655,044	3,486,269

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity Back to Table of Contents
Years ended December 31, 2006 and 2005
								Common
					Additional			Stock		Total
	Preferred Stock		Common Stock		paid-in	Accumulated		Issuance	Treasury	stockholders'
	shares	amount	shares	amount	capital	deficit		Obligation	stock	equity

Balance, December 31, 2004, as restated	390,000	$390	2,910,329	$2,910	$26,208,015	$(10,745,893)	$		$(34,028)	$15,431,394
Issuance of common shares for services			112,900	113	657,482	-			-	657,595
Issuance of shares for acquisition of majority-
owned subsidiary by
a majority-owned subsidiary	-	-	145,000	145	1,449,855	-			-	1,450,000
Exercise of stock options	-	-	50,000	50	74,950	-			-	75,000
20% common stock dividends	-	-	713,311	713	(713)	-			-	-
Acquisition of treasury shares	-	-	(2,400)	(2)	2	-			(13,503)	(13,503)
Treasury shares stock dividends	-	-	(480)	-	-	-			-	-
Conversion of preferred shares for common stock	(390,000)	(390)	390,000	390	-	-			-	-
Net loss	-	-	-	-	-	(4,523,907)			-	(4,523,907)
Cash dividends on preferred stock	-	-	-	-	-	(48,750)			-	(48,750)
Cash dividends on common stock	-	-	-	-	-	(128,890)			-	(128,890)
Balance, December 31, 2005	-	$-	4,318,660	$4,319	$28,389,591	$(15,447,440)	$		$(47,531)	$12,898,939
Issuance of common shares for intangible assets	-	-	-	-	4,000,000	-			-	4,000,000
Issuance of preferred stock of subsidiary	-	-	-	-	2,710,120	-			-	2,710,120
Issuance of common shares for services	-	-	138,700	139	934,915	-		508,620	-	1,443,674
20% common stock dividends	-	-	883,492	883	(883)	-		-	-	-
Net income	-	-	-	-	-	1,569,699		-		1,569,699
Dividends on preferred stock of subsidiary	-	-	-	-	-	(60,425)		-	-	(60,425)
Balance, December 31, 2006	-	$-	5,340,852	$5,341	$36,033,743	$(13,938,166)		$508,620	(47,531)	$22,562,007

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,569,699	$(4,523,907)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization of property and equipment	383,666	379,407
Amortization of patents and trademarks	523,786	200,561
Common shares issued for services	1,443,674	657,595
Realized (gains) losses on marketable trading securities	(4,911)	108,655
Unrealized losses on trading securities	49,578	2,368,060
Note receivable for refinery settlement	(1,000,000)	-
(Gain) loss on sale of drilling rigs	-	471,076
(Gain) loss on disposal of assets	(2,894,288)	24,791
Forgiveness of debt by related parties	-	(104,285)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	(77,173)	(1,622,134)
Inventories	(614,019)	(2,644,818)
Escrow held for sale of property	(15,361)	-
Miscellaneous write-off	(27,714)	-
Prepaid expenses	(130,208)	16,328
Patents and trademarks	-	(12,337)
Other assets	57,302	(66,060)
Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(134,669)	47,547
Minority interest	(45,373)	104,372
Net cash used in operating activities	(916,011)	(4,595,149)

Cash flows from investing activities:
Capital expenditures for property and equipment	(353,100)	(3,486,889)
Investment in Whittingdon Oil & Gas	(6,000)	-
Proceeds from sale of property	5,118,802	-
Proceeds from sale of drilling rigs	-	300,000
Redemption of certificate of deposit	400,000	300,000
Purchase of certificate of deposit	(4,539,000)	(2,000,000)
Net change in investments	292,337	317,389
Patents and trademarks	(26,393)	-
Cash paid for acquisition of subsidiary, net of cash (used) acquired	-	(941,794)
Receipts of principal payments on long-term notes receivable	718,228	206,665
(Increase) decrease in accounts receivable from related parties	(140,000)	-
Net cash provided by (used in) investing activities	1,464,874	(5,304,629)

Cash flows from financing activities:
Proceeds from issuance of preferred stock of subsidiary	2,710,120	-
Proceeds from exercise of stock options	-	75,000
Proceeds from long-term debt	2,034,941	5,884,105
Net borrowings from margin loans	(65,890)	406,949
Proceeds from short-term debt	374,806	-
Repayment of borrowings from related parties	-	(663,795)
Net borrowings (repayments) under lines of credit agreements and short-term notes	(2,427,023)	2,625,709
Principal payments on long-term debt	(2,609,119)	(607,815)
Dividends paid on preferred stock	-	(48,750)
Dividends paid on common stock	-	(128,890)
Acquisition on treasury shares	-	(13,503)
Net cash provided by (used in) financing activities	17,835	7,529,010

Net increase (decrease) in cash and cash equivalents	566,698	(2,370,768)
Cash and cash equivalents at beginning of year	2,709,105	5,079,873
Cash and cash equivalents at end of year	$3,275,803	$2,709,105

Supplemental schedule of cash flow information:
Interest paid	$1,043,618	$423,629
Taxes paid	$-	$-
Non-cash transactions:
Issuance of note payable for equipment	$20,524	$-
Issuance of note payable and assumption of liabilities for acquisition of subsidiary	-	1,457,400
Assumption of note payable for land and building	(410,393)	-

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary:
Current assets	$-	1,379,433
Property and equipment, net	-	826,765
Patents and trademarks, net	-	2,724,487
Other non-current assets	-	70,085
Current liabilities	-	(2,098,376)
Deferred tax liability	-	(503,200)
	$-	$2,399,194
The accompanying notes are an integral part of these consolidated financial statements

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements Back to Table of Contents
December 31, 2006 and 2005

(1) Summary of Significant Accounting Policies

Restatement

Net income (loss) applicable to common shareholders was changed to reflect the payment of preferred dividends in the amount of $48,750 in 2005.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., and Brenham Oil & Gas, Inc., and its majority owned subsidiaries, Delta Seaboard Well Services, Inc. and International American Technologies, Inc. In accordance with FIN46(r), the Company consolidates IMTG although its ownership is less than 51%, because the Company controls the IMTG Board of Directors by having designated two of the three members of IMTG's Board of Directors. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash-Equivalents

The Company considers cash and cash-equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company extends credit to customers and other parties in the normal course of business. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When the Company determines that a customer may not be able to make required payments, the Company increases the allowance through a charge to income in the period in which that determination is made.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. The Company assesses the realizability of its inventories based upon specific usage and future utility. A charge to results of operations is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

Freight and Shipment Policy

The Company's policy is to expense all freight and shipment expenses on a monthly basis. The Company prepays any shipments greater than $1,250 and to reduce our freight and shipping costs the Company receives at least three quotations.

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

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and equipment – These assets are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.

Identifiable intangible assets – These assets are recorded at acquisition cost, intangible assets with finite lives and are amortized evenly over their estimated useful lives.

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
	$2,958,900

SFAS No. 142 eliminated the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 effective January 1, 2002.

On August 1, 2006, IMTG acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company.

December 31, 2006 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

Stock-Based Compensation

The Company grants shares of stock to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

Concentration of Credit Risk

The Company maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at December 31, 2006 the Company's cash balances exceeded the limits ($100,000) covered by the Federal Deposit Insurance Corporation by $227,608. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. The Company had two customers on a consolidated basis that accounted for more than ten (10%) percent of the Company's revenues on a consolidated basis. (Customer A - 22% and Customer B - 18%).

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

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments
- SFAS No. 156: Accounting for Servicing of Financial Assets
- SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

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
$2,455,700

Revenues and expenses are included in IMTG’s statement of operations from May 1, 2005 through December 31, 2006.

(3) Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2006 and 2005, the Company has unrealized trading losses of $49,578 and $2,368,060, respectively, related to securities held on those dates. These unrealized losses are included in the consolidated statements of operations for the respective years. The Company recorded realized gains of $4,911 and realized losses of $108,655 on the sales of trading securities for the years ended December 31, 2006 and 2005.

(4) Inventories

Inventories consisted of the following:

December 31, 2006
Part and materials	$1,332,446
Work in process	232,451
Finished goods	4,034,699
Less reserve	(296,178)
$5,303,418

(5) Real Estate Transactions

The Company continues to own 287 undeveloped acres of waterfront property on Dickenson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000. The property's appraised value is substantially more than the book value. In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. The development of the property requires permits from certain governmental agencies, which the developer believes they can obtain timely. The projected closing of the transaction is scheduled for sometime in 2007.

(6) Long-term Notes Receivable

Long-term notes receivable at December 31, 2006 and 2005 consisted of the following:

December 31, 2006
Net note receivable from sale of real estate	3,020,044
Sale of machinery and equipment	439,200
Sale of former subsidiary, Marald, Inc.	190,310
Sale of former subsidiary, Marald, Inc.	200,000
Sale of refinery to settle lawsuit	875,000
Sale of drilling rig	325,000
Other	15,361
Notes receivable	5,064,915
Less current portion	1,021,593
Notes receivable, less current portion	$4,043,322

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2006
Land		$817,595
Building and improvements	20	1,009,001
Machinery and equipment	7-15	2,910,871
Office equipment and furniture	7	701,682
Automobiles	5	724,827
		6,163,976
Less accumulated depreciation and amortization		(3,022,109)
Net property and equipment		$3,141,867

(8) Intangible Assets

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contract	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ended December 31, 2005	$199,362
For year ended December 31, 2006	$654,465
For year ending December 31, 2007	$638,495
For year ending December 31, 2008	$638,495
For year ending December 31, 2009	$638,495
For year ending December 31, 2010	$638,495
For year ending December 31, 2011	$638,495

The Company’s patents, trademarks, and sole source contract resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$372,828	12 years
Trademarks	465,199	77,533	10 years
Sole Source Contract	464,039	110,485	7 years
	$2,735,625	$560,846	11 years

On August 1, 2006 The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. Additionally, the Company acquired patents totaling $26,393 in 2006. The following table contains a summary of the intangible assets acquired in 2006:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,661,282	$93,326	12 years
Trademarks	684,000	28,500	10 years
Sole Source Contract	680,000	40,476	7 years
	$4,026,393	$162,302	11 years

(9) Short-term Notes Payable To Banks

December 31, 2006
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2008, secured by assets of the Company's subsidiaries	$531,871
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	90,459
Insurance note payable with interest at 7.36%, principal and interest due in monthly payments of $27,255.05 through April 1, 2007	109,020
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	173,300
Other notes with various terms	12,651
$917,301

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

(10) Long-term Debt

Long-term debt consisted of the following:

December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by a Deed of Trust on the Company’s property	$1,000,000
Note payable to bank, which allows the Company to borrow up to $2,000,000, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	1,992,189
Note payable to a bank, which allows the Company to borrow up to $1,500,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by subsidiary's property	1,469,542
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by property	426,508
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by property	588,106
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26,2008	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 19, 2008	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	89,354
Other notes with various terms	82,163
7,047,862
Less current portion	(102,580)
$6,945,282

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

Principal repayment provisions of long-term debt are as follows at December 31, 2006:

2007	$102,580
2008	4,478,863
2009	1,539,892
2010	491,197
2011	55,198
Thereafter	380,132
Total	$7,047,862

(11) Related Party Notes Payable and Accounts Receivable

Transactions related to accounts receivable from related parties arise from compensation arrangements, expense allowances and other similar items conducted in the ordinary course of business.

(12) Capital Stock and Stock Options

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $.001 par value per share of which no shares are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 10,000,000 shares of Common Stock, of which 720,000 are reserved for issuance pursuant to the exercise of warrants pursuant to an employment agreement with the Company’s Chairman, CEO.

The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005 as follows:

	December 31, 2006	December 31, 2005
Dividend yield	N/A	N/A
Expected volatility	N/A	N/A
Risk free interest	N/A	N/A
Expected lives	N/A	N/A

Under the accounting provisions of SFAS 123, the Company's net income (loss) applicable to common stockholders and income (loss) per share would have been increased to the pro forma amounts indicated below:

		December 31, 2006	December 31, 2005

Net income (loss) applicable to common stockholders:
As reported	$	N/A	$(4,523,907)
Pro forma	$	N/A	$(4,523,907)
Income (loss) per share:
As reported	$	N/A	$(1.30)
Pro forma	$	N/A	$(1.30)

A summary of the status of the Company's stock options to employees as of December 31, 2006 and 2005, and changes during the periods ending on those dates is presented below:

	Shares		Weighted Average Exercise Price December 31, 2006	Shares		Weighted Average Exercise Price December 31, 2005
Outstanding at beginning of period	None	$	N/A	None	$	N/A
Granted	None		N/A	None		N/A
Exercised	None		N/A	None		N/A
Canceled	None		N/A	None		N/A
Outstanding and exercisable at end of period	None	$	N/A	None	$	N/A
Weighted average fair value of options
granted during the period	None		N/A	None		N/A

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2006:

	Exercise Price	Number Outstanding and Exercisable at December 31, 2006		Weighted Average Remaining Contractual Life (Years) at December 31, 2006
$	N/A	-	$	N/A

(13) Preferred Stock of Subsidiary

On August 8, 2006, the Company’s subsidiary, IMTG, entered into a stock purchase agreement with VOMF pursuant to which IMTG agreed to sell up to 833,333 shares of newly designated IMTG Series A Convertible Preferred Stock, having an 8% dividend, for consideration of $1,500,000. On August 8, 2006, IMTG sold VOMF 555,555 shares of Series A Preferred Stock for consideration of $1,000,000 and on August 23, 2006, IMTG sold an additional 277,778 shares of Series A Preferred Stock for consideration of $500,000. As part of the VOMF purchase of 555,555 shares of Series A Preferred Stock on August 8, 2006 and 277,778 shares of Series A Preferred Stock on August 23, 2006 (the "August 2006 Private Financing Transactions"), we issued VOMF: (i) Series A Warrants to purchase an additional 8,333,333 shares at $.18 per share, or $1,500,000, expiring with respect to 5,555,555 shares on August 8, 2011, and expiring with respect to 2,777,778 shares on August 23, 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares at $.18 per share, or $1,500,000, which warrants expire with respect to 5,555,555 shares on August 8, 2007 and with respect to 2,777,778 shares on August 23, 2007.

On September 30, 2006, IMTG entered into a second stock purchase agreement with VOMF pursuant to which it sold VOMF 833,333 shares of Series B Preferred Stock, having identical terms as the Series A stock purchase agreement except for the dividend rate of 4%, for consideration of $1,500,000. As part of this transaction (the "September 2006 Private Financing Transaction"), we issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of our Common Stock at $.50 per share, or $4,166,666, expiring on September 29, 2011; and (ii) we agreed to extend the expiration dates on the Series B Warrants issued in the August 2006 Private Financing Transactions from August 2007 to August 2008.

The Company has made no allocation to recognize the values of the Series A, B, and C warrants. The entire proceeds have been allocated to Series A and B Preferred Stock. The fair value of the warrants cannot be reasonably estimated separately from the value of the shares of preferred stock.

Each share of Series A and B Convertible Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,728,000 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF. The Company has made no allocation to recognize the value of the Series A, B, and C warrants. The entire proceeds have been allocated to Series A and B Preferred Stock. The fair value of the warrants cannot be reasonably estimated separately from the value of the preferred stock. American International Industries’ ownership interest in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of IMTG common stock.

Series A, B and C Warrants. Each Series A and B Warrant allows holders to purchase one share of Common Stock for $0.18, subject to adjustment. Series A Warrants expire five (5) years from the August 8 and August 23, 2006 dates of issuance and the Series B Warrants expire two years from the August 2006 dates of issuance. Each Series C Warrant allows its holder to purchase one share of Common Stock for $0.50, subject to adjustment. The Series C Warrants expire five (5) years from the September 30, 2006 date of issuance. In the event that our registration statement is not effective, as required by the registration rights agreement between the Company and VOMF, holders would also be permitted to exercise the warrants through a cashless exercise. using the formula considering the number of shares of Common Stock to be issued to the holder, the number of shares of Common Stock purchasable upon exercise of the Warrant, the exercise price of the Warrant and the closing bid price of our Common Stock. The exercise price of the Warrants and the number of shares of Common Stock purchasable upon exercise of the Warrants are subject to adjustment upon the occurrence of certain events including recapitalization of our Common Stock, dividends payable in our Common Stock, and the issuance of rights to purchase additional shares of our Common Stock or other securities convertible into additional shares of Common Stock. The Warrants provide that the Company shall not effect the exercise of any Series A, B or C Warrants, and Warrant holder shall have the right to exercise Warrants, if, after giving effect to such exercise, such Warrant holder would beneficially own more than 9.99% of the then outstanding shares of our Common Stock. Notwithstanding the foregoing, the Warrant holder may, by a sixty-0ne day notice, request that we waive this 9.9% limitation with regard to any or all shares of Common Stock issuable upon conversion of the Series A and/or Series B Preferred Stock, in which event the 9.9% restriction shall be waived with respect to those shares of Common Stock subject to the waiver notice.

(14) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for December 31, 2006.

	December 31, 2006	December 31, 2005
Income (loss) before taxes	$1,569,274	$(4,523,907)

Income tax benefit expense at statutory rate	$533,553	$(1,538,128)
Unrealized loss on securities	16,857	805,140
Permanent differences	84,600	84,600
Minority expense	(15,427)	35,486
Inventory reserve	(89,351)	106,847
Other	(30,620)	(13,999)
Increase (decrease) in valuation allowance	(499,612)	520,054

Tax benefit	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liabilities as of December 31, 2006 is set forth below.

December 31, 2006
Deferred tax assets:
Net operating loss	$(1,396,654)
Total deferred tax asset	(1,396,654)
Valuation allowance	1,396,654

Net deferred asset	$-

December 31, 2006
Deferred tax liability:
Fixed asset temporary difference	$138,775
Intangible asset temporary difference	364,425
Deferred tax liability	$503,200

The Company has an estimated net operating loss carryforward in excess of $10,900,000, which expires from 2024 to 2025. The loss may be limited under Internal Revenue Code Section 382.

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

	For the Years Ended	For the Years Ended
	2006	2005
Basic income (loss) per share:
Net income (loss)	$1,569,699	$(4,523,907)
Weighted average common shares outstanding	4,655,044	3,486,269
Weighted average common shares outstanding for diluted net income (loss) per share	4,655,044	3,486,269
Net income (loss) per share - basic	$0.34	$(1.30)
Net income (loss) per share - diluted	$0.34	$(1.30)

(16) Commitments and Contingencies

Various key officials of the Company have entered into employment agreements with the Company. The CEO of the Company entered into a five-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 144,000 warrants per annum with an exercise price of $7.00, beginning March 15, 2007. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $158,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into an employment agreement that provides for an annual base salary of $150,000 each. The employment agreement for IMTG’s president provides for an annual base salary of $90,000.

As of December 31, 2006, Delta Seaboard Well Service, Inc. is involved in two lawsuits. In the first lawsuit, Fort Apache Energy, Inc. ("Apache") v. Delta Seaboard Well Service, Inc., Apache alleges that Delta breached its contract with Apache and violated the Texas Deceptive Trade and Practices Act. Apache drilled a well which they subsequently decided to plug. Apache contracted with Delta to plug the well. Apache alleges that Delta bid the job with a specified lump sum plugging operation and that Delta went over the bid amount. Apache claims that it never authorized the costs of the extra labor, operation or additional equipment to plug the well. Also, Apache claims that the well is still commercially viable as Delta encountered pressure at the well site during its plugging operations. Apache claims that Delta acted negligently in failing to contact Apache regarding the pressure at the well so as to allow Apache to determine the feasibility of production at the well. Apache claims that it was damaged as a result of the omissions of Delta, and Delta’s actions in force-plugging the well and that its damages are the costs of drilling a new well. Discovery is still ongoing and factual matters are still being investigated and developed in connection with the claims of Apache and the defenses of Delta. Management is vigorously defending this matter. An evaluation of the outcome of this case cannot be made at this time. In the unlikely event that a favorable verdict is received by Apache against Delta, Apache seeks damages which would allow a new well to be drilled at the site. Delta’s expert witness estimates that the cost of unplugging and drilling a new well in the same or similar style of the previous well to be approximately $3.7 million. Apache has estimated the cost to be in excess of $5.6 million. The Company has not recorded any liabilities in connection with this matter.

In the second, related lawsuit, Gemini Insurance Company v. Delta Seaboard Well Services, Inc., Delta had a CGL insurance policy with Gemini Insurance Company ("Gemini") for 2003, naming Delta as an insured, which policy was in effect at such time as Delta began the plugging operation referenced in the first lawsuit. Delta made a claim under the policy for a defense in the Apache case; however, Gemini has filed suit against Delta seeking a declaratory judgment that it owes no defense under the policy. In connection with such declaration, Delta has filed a counterclaim seeking to have the policy declared applicable as to the claims of Apache against Delta and claims for breach of contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith on the part of Gemini in refusing coverage. Discovery is still ongoing and factual matters are still being investigated and developed in connection with the claims of Gemini and the defenses of Delta. Management is vigorously defending this matter and asserting its affirmative claims. An evaluation cannot be made at this time in connection with the outcome of the Gemini Litigation.

The Hammonds Companies lease office space under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2007	$420,000
2008	420,000
2009	420,000
2010	420,000
2011	420,000
Thereafter	2,100,000
$4,200,000

Delta leases space under a commercial lease which expires in June 2009. Future minimum lease payments are as follows:

Year December 31,	Amount
2007	$36,061
2008	36,061
2009	18,030
$90,152

(17) Related Party Transactions

During 2006, the Company issued

- 45,950 shares of common stock to officers and board members for services representing $306,583 of cost to the Company.

- 102,200 shares of common stock to officers in 2007 for 2006 services representing $500,780 of cost to the Company.

In 2006, the Company paid $327,800 to Daniel Dror II for his services related to the $2,000,000 settlement of an outstanding lawsuit through the sale of a refinery in Nixon, Texas. Also, the Company issued 33,500 shares of common stock to Daniel Dror II for services representing $228,900 of cost to the Company. Daniel Dror II is the son of the CEO of the Company.

In 2005, the Company sold an investment of $50,000 to Daniel Dror II, who agreed to reimburse the Company for this investment through a promissory note. The Company believes this transaction was based on the value that would have been received by an independent third party. No gain or loss was realized by the Company on this transaction. A principal payment of $40,000 plus $7,917 in interest was received by the Company in 2006, leaving a balance of $10,000. The promissory note bears interest at 10% and is due in December 2007.

The Company has a revolving credit note receivable at December 31, 2006, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother. The Company extended credit of $1,020,000 and received payments of $840,000, increasing the balance by $180,000 in 2006, with the largest aggregate amount outstanding during the year being $1,065,000. This note bears interest at the prime rate.

In 2006, Delta’s facilities were acquired by American International Industries, Inc. (51%) and Delta's executive officers and owners of the minority interest of Delta (49%). The related note payable was assumed by American (51%) and Delta’s executive officers (49%). The effect of this transaction is detailed in the table below.

	Delta Seaboard	American International	Consolidated
Land	$(765,000)	$385,284	$(379,716)
Building	(85,000)	41,860	(43,140)
Accumulated Depreciation	(1,998)	-	(1,998)
Net Property and Equipment	$(848,002)	$427,144	$(420,858)
Notes Payable	$(837,536)	427,144	(410,392)
Loss on Transfer of Assets	$(10,466)	$-	$(10,466)

During 2005, the Company issued

- 18,700 shares of common stock to officers and board members for services representing $106,964 of cost to the Company.

- 77,600 shares of common stock to two shareholders related to the CEO for services representing $443,420 of cost to the Company.

During 2005, an officer of the Company agreed to waive a loan of $104,285. The amount was recorded as other income.

(18) Segment Information

We have six reporting segments:

- Hammonds Technical Services - a business engaged in fuel handling equipment for the military and industrial customers, a provider of fuel injection services for the aviation industry, and the designer of a new omni directional vehicle for a wide variety of uses

- Hammonds Fuel Additives – produces and markets motor and aviation fuel additives

- Hammonds Water Treatment – manufactures calcium hypochlorite tablet and granular systems which provide water disinfection for a wide range of potable and waste water applications

- Northeastern Plastics - a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets

- Delta Seaboard - an onshore rig-based well servicing contracting company providing service to the oil and gas industry

- Brenham Oil & Gas - owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0

- Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	December 31, 2006	December 31, 2005

Revenues:
Hammonds Technical Services	$3,180,163	$2,583,887
Hammonds Fuel Additives	1,222,506	811,264
Hammonds Water Treatment	2,064,724
Northeastern Plastics	13,111,536	10,358,291
Delta Seaboard	13,829,625	11,722,827
Corporate	-	-
	$33,408,554	$25,476,269

Income (loss) from operations:
Hammonds Technical Services	$(2,286,217)	$(1,076,259)
Hammonds Fuel Additives	31,499	(10,888)
Hammonds Water Treatment	112,209
Northeastern Plastics	898,032	(68,958)
Delta Seaboard and Brenham Oil & Gas	529,558	1,237,585
Corporate	(3,020,143)	(1,797,639)
	$(3,735,062)	$(1,716,159)

Identifiable assets:
Hammonds Technical Services	$8,969,439	$2,193,207
Hammonds Fuel Additives	374,313	3,138,302
Hammonds Water Treatment	590,861	-
Northeastern Plastics	5,380,775	6,036,466
Delta Seaboard and Brenham Oil & Gas	6,169,139	7,177,435
Corporate	15,112,404	11,617,939
	$36,596,931	$30,163,349

(19) Subsequent Events

The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is $47,999 in 2007.

On January 17, 2007, the Company announced that its Board of Directors approved a stock repurchase program, effective January 12, 2007. Under the program, the Company is authorized to repurchase up to $3,000,000 of its outstanding shares of common stock from time to time over the next three years, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.

On January 29, 2007, the Company settled its claims against UHY Mann Frankfort Stein Lipp CPA's, LLP.

In the first quarter of 2007, the Company settled claims with two parties associated with the acquisition of Hammonds. The Company paid $300,000 to pay off a short term note payable plus interest and acquire an option to purchase all the party’s shares of the Company’s common stock. The other party’s dividend shares were relinquished and returned to our parent. The settlement of these lawsuits will not significantly effect the income of the Company.

In February 2007, Delta Seaboard Well Service, Inc. settled a claim against Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman for a rig damaged in Hurricane Katrina. Delta will receive $100,000 in March 2007 to settle this claim.

Subsequent to December 31, 2006, and in connection with the agreement of VOMF dated March 26, 2007, to exercise 4,000,000 Series C Warrants, IMTG reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. In March 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to IMTG.