Form 10-Q
period 2007-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2007-05-15
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, the Registrant had 5,467,602 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,651,902	$3,275,803
Certificate of deposit	6,025,000	6,139,000
Trading securities	858,772	724,255
Accounts receivable, less allowance for doubtful accounts
of $232,307 at March 31, 2007 and December 31, 2006	4,060,006	5,221,072
Current portion of notes receivable	714,166	1,021,593
Accounts and notes receivable from related parties	235,000	235,000
Inventories	6,071,404	5,303,418
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	187,611	187,611
Prepaid expenses and other current assets	532,589	320,498
Total current assets	22,561,450	22,653,250

Long-term notes receivable, less current portion	4,068,322	4,043,322
Investment in Whittingdon Oil & Gas	6,000	6,000
Property and equipment, net of accumulated depreciation and amortization	3,298,393	3,141,867
Goodwill, less accumulated amortization of
$205,295 at March 31, 2007 and December 31, 2006	674,539	674,539
Patents and trademarks, net of amortization	5,877,105	6,038,870
Other assets	221,633	39,083
Total assets	$36,707,442	$36,596,931
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,568,058	$3,667,108
Margin loans from financial institutions	356,558	341,058
Short-term notes payable	1,141,767	917,301
Current installments of long-term debt	102,994	102,580
Total current liabilities	5,169,377	5,028,047

Long-term debt, less current installments	7,324,135	6,945,282
Deferred tax liability	503,200	503,200
Minority interest	1,606,431	1,558,395
Total liabilities	14,603,143	14,034,924

Stockholders' equity:
Preferred stock, $0.001par value, 1,000,000 authorized: none issued
Common stock, $0.001 par value. Authorized 10,000,000 shares:
5,467,602 shares issued and 5,449,402 shares outstanding at March 31, 2007;
5,340,852 shares issued and 5,335,452 shares outstanding at December 31, 2006	5,468	5,341
Additional paid-in capital	37,480,368	36,033,743
Accumulated deficit	(15,276,066)	(13,938,166)
Common stock issuance obligation	-	508,620
	22,209,770	22,609,538
Less treasury stock, at cost (18,200 shares at March 31, 2007
and 5,400 shares at December 31, 2006)	(105,471)	(47,531)
Total stockholders' equity	22,104,299	22,562,007
Total liabilities and stockholders' equity	36,707,442	$36,596,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three months ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Revenues	$6,612,570	$6,859,882
Costs and expenses:
Cost of sales	4,603,524	4,316,213
Selling, general and administrative	3,453,868	2,861,872
Total operating expenses	8,057,392	7,178,085

Operating loss	(1,444,822)	(318,203)

Other income (expenses):
Interest and dividend income	160,689	60,238
Realized losses on investments	(598,705)	-
Unrealized gain (losses) on trading securities	642,919	(9,549)
Interest expense	(219,812)	(170,274)
Other income (expense)	214,867	(6,445)
Total other income (expenses)	199,958	(126,030)

Net loss from operations before income taxes and minority interest	(1,244,864)	(444,233)
Minority interest	(48,036)	(239,430)
Net loss	$(1,292,900)	$(683,663)

Preferred dividends	(45,000)	-
Net loss applicable to common shareholders	(1,337,900)	(683,663)

Net loss applicable to common shareholders:
Basic	$(0.24)	$(0.16)

Weighted average common shares:
Basic	5,460,951	4,346,933

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Three months ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(1,292,900)	$(683,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277,549	229,664
Common shares issued for services	172,775	210,739
Compensation - stock warrants	70,685	-
Realized (gains) losses on the sale of trading securities	598,705	-
Unrealized (gain) losses on the sale of trading securities	(642,919)	9,549
Stock returned in lawsuit settlement	(39,600)	-
Minority interest	48,036	239,430
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	1,161,066	632,007
Trading securities	(90,303)	120,902
Inventories	(767,986)	(551,180)
Prepaid expenses and other current assets	(212,092)	(234,547)
Other assets	(182,549)	33,249
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(144,050)	(26,601)
Net cash used in operating activities	(1,043,583)	(20,451)

Cash flows from investing activities:
Purchase of property and equipment	(267,470)	(330,339)
Patents and trademarks	(4,840)	-
Issuance of note receivable	(25,000)	-
Investment in certificate of deposit	(3,100,000)	-
Redemption of certificate of deposit	3,214,000	1,000,000
Note receivable	307,427	184,974
Net cash provided by investing activities	124,117	854,635

Cash flows from financing activities:
Addition to (repayment of) short-term borrowings from related parties	-	(46,663)
Net borrowings under line-of-credit agreements	324,218	-
Net repayment under line-of-credit agreements	-	(199,999)
Proceeds from short-term debt	300,000	-
Proceeds from long-term debt	264,946	23,319
Margin loans	15,501	-
Proceeds from issuance of common stock of subsidiary	694,672	-
Principal payments on short-term debt	(257,664)	-
Principal payments on long-term debt	(27,768)	(193,802)
Acquisition on treasury stock	(18,340)	-
Net cash provided by (used in) financing activities	1,295,565	(417,145)

Net increase (decrease) in cash and cash equivalents	376,099	417,039
Cash and cash equivalents at beginning of year	3,275,803	2,709,105
Cash and cash equivalents at end of year	$3,651,902	$3,126,144

Supplemental schedule of cash flow information:
Interest paid	$219,812	$91,249

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

Cash and Cash-Equivalents

The Company considers cash and cash-equivalents to include cash on hand and certificates of deposits with banks with an original maturity of three months or less, that the Company intends to convert.

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

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141, IMTG has recorded the acquisition of Hammonds using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Hammonds, see note 2.

Identifiable intangible assets – These assets are recorded at acquisition cost. Intangible assets with finite lives are amortized evenly over their estimated useful lives.

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

On August 1, 2006, IMTG acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a conversion rate of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company.

March 31, 2007 and December 31, 2006 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

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
- SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
- SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
- FIN No. 48: Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

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
$2,455,700

Revenues and expenses are included in IMTG’s statement of operations from May 1, 2005 through March 31, 2007.

(3) Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At March 31, 2007 and 2006, the Company has unrealized trading gains of $642,919 and losses of $9,549, respectively, related to securities held on those dates. These unrealized losses are included in the consolidated statements of operations for the respective years. The Company recorded realized losses of $598,705 and realized gains / losses of $-0- on the sales of trading securities for the quarters ended March 31, 2007 and 2006. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is a gain of $47,999 in 2007.

(4) Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Part and materials	$1,545,737	$1,332,446
Work in process	284,630	232,451
Finished goods	4,501,521	4,034,699
Less reserve	(260,484)	(296,178)
	$6,071,404	$5,303,418

(5) Real Estate Transactions

The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000. The property's appraised value is substantially more than the book value. In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. No revenue has been recognized for this transaction because the development of the property requires permits from certain governmental agencies, which the developer believes they can obtain timely. The projected closing of the transaction is scheduled for sometime in 2007.

(6) Long-term Notes Receivable

Long-term notes receivable at March 31, 2007 consisted of the following:

	March 31, 2007	December 31, 2006
Net note receivable from sale of real estate, principal payment due on or before July 30, 2008	$3,020,044	$3,020,044
Sale of machinery and equipment, principal payment due on or before December 1, 2008	164,200	439,200
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	183,147	190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010	875,000	875,000
Sale of drilling rig, principal and interest due monthly through December 31, 2009	299,736	325,000
Other	40,361	15,361
Notes receivable	4,782,488	5,064,915
Less current portion	714,166	1,021,593
Notes receivable, less current portion	$4,068,322	$4,043,322

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2007	December 31, 2006
Land		$892,945	$817,595
Building and improvements	20	1,049,862	1,009,001
Machinery and equipment	7-15	2,965,086	2,910,871
Office equipment and furniture	7	712,149	701,682
Automobiles	5	811,404	724,827
		6,431,446	6,163,976
Less accumulated depreciation and amortization		(3,133,053)	(3,022,109)
Net property and equipment		$(3,298,393)	$3,141,867

(8) Intangible Assets

Intangible assets at March 31, 2007 consisted of the following:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,473,620	$563,170	12 years
Trademarks	1,149,199	134,763	10 years
Sole Source Contract	1,144,039	191,820	7 years
Patents, Trademarks, and Sole Source Contract	$6,766,858	$889,753	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contract	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2007	$654,906
For year ending December 31, 2008	$638,979
For year ending December 31, 2009	$638,979
For year ending December 31, 2010	$638,979
For year ending December 31, 2011	$638,979

The Company’s patents, trademarks, and sole source contract resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$414,187	12 years
Trademarks	465,199	89,163	10 years
Sole Source Contract	464,039	127,058	7 years
Patents, Trademarks and Sole Source Contracts	$2,735,625	$630,408	11 years

On August 1, 2006 The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of IMTG common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. Additionally, the Company acquired patents totaling $26,393 in 2006 and $4,840 during the quarter ended March 31, 2007. The following table contains a summary of the intangible assets acquired in 2006 and during the quarter ended March 31, 2007:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,667,233	$148,983	12 years
Trademarks	684,000	45,600	10 years
Sole Source Contract	680,000	64,762	7 years
Patents, Trademarks and Sole Source Contracts	$4,031,233	$259,345	11 years

(9) Short-term Notes Payable To Banks

	March 31, 2007	December 31, 2006
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2008, secured by assets of the Company's subsidiaries	$714,000	$531,871
Note payable to a bank with interest at 7.25%, interest payments due monthly, with a principal balance due on September 15, 2007	300,000	-
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	90,459	90,459
Insurance note payable with interest at 7.36%, principal and interest due in monthly payments of $27,255.05 through April 1, 2007	27,255	109,020
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	10,053	12,651
	$1,141,767	$917,301

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

(10) Long-term Debt

Long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by a Deed of Trust on the Company’s property	$1,000,000	$1,000,000
Note payable to bank, which allows the Company to borrow up to $2,000,000, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	1,992,189	1,992,189
Note payable to a bank, which allows the Company to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by subsidiary's property	1,611,631	1,469,542
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by property	426,018	426,508
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by property	579,248	588,106
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2008	400,000	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 19, 2008	1,000,000	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	85,272	89,354
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,050 through February 26, 2012, secured by assets of the Company’s subsidiary	241,193	-
Other notes with various terms	91,578	82,163
	7,427,129	7,047,862
Less current portion	(102,994)	(102,580)
	$7,324,135	$6,945,282

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

Principal repayment provisions of long-term debt are as follows at March 31, 2007:

2007	$102,994
2008	4,514,902
2009	1,721,959
2010	527,742
2011	94,180
Thereafter	465,352
Total	$7,427,129

(11) Related Party Notes Payable and Accounts Receivable

Transactions related to accounts receivable from related parties arise from compensation arrangements, expense allowances and other similar items conducted in the ordinary course of business.

(12) Capital Stock and Stock Options

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.001 par value per share of which no shares are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 10,000,000 shares of Common Stock, of which 720,000 are reserved for issuance pursuant to the exercise of warrants pursuant to an employment agreement with the Company’s Chairman, CEO. On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007 as follows:

March 31, 2007
Dividend yield	0.00%
Expected volatility	38.68
Risk free interest	6.25%
Expected lives	2 years

A summary of the status of the Company's stock options to employees as of March 31, 2007, and changes during the periods ending on those dates is presented below:

	Shares		Weighted Average Exercise Price March 31, 2007
Outstanding at beginning of period	-	$	N/A
Granted	144,000		7.00
Exercised	-		N/A
Canceled	-		N/A
Outstanding and exercisable at end of period	144,000		$7.00
Weighted average fair value of options
granted during the period	144,000		0.49

The following table summarizes information about fixed stock options to employees outstanding at March 31, 2007:

Exercise Price	Number Outstanding and Exercisable at March 31, 2007
$7.00	144,000

(13) Preferred Stock of Subsidiary

On August 8, 2006, the Company’s subsidiary, IMTG, entered into a stock purchase agreement with VOMF pursuant to which IMTG agreed to sell up to 833,333 shares of newly designated IMTG Series A Convertible Preferred Stock, having an 8% dividend, for consideration of $1,500,000. On August 8, 2006, IMTG sold VOMF 555,555 shares of Series A Preferred Stock for consideration of $1,000,000 and on August 23, 2006, IMTG sold an additional 277,778 shares of Series A Preferred Stock for consideration of $500,000. As part of the VOMF purchase of 555,555 shares of Series A Preferred Stock on August 8, 2006 and 277,778 shares of Series A Preferred Stock on August 23, 2006 (the "August 2006 Private Financing Transactions"), we issued VOMF: (i) Series A Warrants to purchase an additional 8,333,333 shares at $0.18 per share, or $1,500,000, expiring with respect to 5,555,555 shares on August 8, 2011, and expiring with respect to 2,777,778 shares on August 23, 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares at $0.18 per share, or $1,500,000, which warrants expire with respect to 5,555,555 shares on August 8, 2007 and with respect to 2,777,778 shares on August 23, 2007.

On September 30, 2006, IMTG entered into a second stock purchase agreement with VOMF pursuant to which it sold VOMF 833,333 shares of Series B Preferred Stock, having identical terms as the Series A stock purchase agreement except for the dividend rate of 4%, for consideration of $1,500,000. As part of this transaction (the "September 2006 Private Financing Transaction"), we issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of our Common Stock at $0.50 per share, or $4,166,666, expiring on September 29, 2011; and (ii) we agreed to extend the expiration dates on the Series B Warrants issued in the August 2006 Private Financing Transactions from August 2007 to August 2008.

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

(14) Concentration of Credit Risk

The Company maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at March 31, 2007, the Company's cash balances exceeded the limits ($100,000) covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. The Company had two customers on a consolidated basis that accounted for more than ten (10%) percent of the Company's revenues on a consolidated basis. (Customer A - 15% and Customer B - 11%).

(15) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for March 31, 2007 and March 31, 2006.

	March 31, 2007	March 31, 2006
Income (loss) before taxes	$(1,292,900)	$(683,663)

Income tax benefit expense at statutory rate	$(439,586)	$(232,445)
Unrealized loss on securities	(218,592)	3,247
Permanent differences	84,600	84,600
Minority expense	16,332	81,406
Inventory reserve	(101,487)	78,788
Other	(22,925)	74,314
Increase (decrease) in valuation allowance	681,658	(89,910)

Tax benefit	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liabilities as of March 31, 2007 is set forth below.

March 31, 2007
Deferred tax assets:
Net operating loss	$1,150,681
Total deferred tax asset	1,150,681
Valuation allowance	(1,150,681)

Net deferred asset	$-

March 31, 2007
Deferred tax liability:
Fixed asset temporary difference	$138,775
Intangible asset temporary difference	364,425
Deferred tax liability	$503,200

The Company has an estimated net operating loss carryforward in excess of $10,900,000, which expires from 2024 to 2025. The loss may be limited under Internal Revenue Code Section 382.

The Company has an estimated capital loss carryforward of $109,000.

(16) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
Basic income (loss) per share:
Net income (loss)	$(1,292,900)	$(683,663)
Weighted average common shares outstanding	5,460,951	4,346,933
Weighted average common shares outstanding for diluted net income (loss) per share	5,460,961	4,346,933
Net income (loss) per share - basic	$(0.24)	$(0.16)
Net income (loss) per share - diluted	$(0.24)	$(0.16)

(17) Commitments and Contingencies

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

As of March 31, 2007, Delta Seaboard Well Service, Inc. is involved in two lawsuits. In the first lawsuit, Fort Apache Energy, Inc. ("Apache") v. Delta Seaboard Well Service, Inc., Apache alleges that Delta breached its contract with Apache and violated the Texas Deceptive Trade and Practices Act. Apache drilled a well which they subsequently decided to plug. Apache contracted with Delta to plug the well. Apache alleges that Delta bid the job with a specified lump sum plugging operation and that Delta went over the bid amount. Apache claims that it never authorized the costs of the extra labor, operation or additional equipment to plug the well. Also, Apache claims that the well is still commercially viable as Delta encountered pressure at the well site during its plugging operations. Apache claims that Delta acted negligently in failing to contact Apache regarding the pressure at the well so as to allow Apache to determine the feasibility of production at the well. Apache claims that it was damaged as a result of the omissions of Delta, and Delta’s actions in force-plugging the well and that its damages are the costs of drilling a new well. Discovery is still ongoing and factual matters are still being investigated and developed in connection with the claims of Apache and the defenses of Delta. Management is vigorously defending this matter. An evaluation of the outcome of this case cannot be made at this time. In the unlikely event that a favorable verdict is received by Apache against Delta, Apache seeks damages which would allow a new well to be drilled at the site. Delta’s expert witness estimates that the cost of unplugging and drilling a new well in the same or similar style of the previous well to be approximately $3.7 million. Apache has estimated the cost to be in excess of $5.6 million. The Company has not recorded any liabilities in connection with this matter because management has determined that this lawsuit is not likely to result in a loss to the Company.

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
$90,152

(18) Related Party Transactions

The stock grants to related parties mentioned below were accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

During the first quarter of 2007, the Company issued 108,350 shares of common stock to officers for services representing $530,505 of cost to the Company, of which $500,780 was expensed in 2006.

In the first quarter of 2007, the Company issued 12,600 shares of common stock to Daniel Dror II for services representing $60,900 of cost to the Company. Daniel Dror II is the son of the CEO of the Company.

On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company. See note 12 for additional valuation information.

The Company has a $10,000 note receivable at December 31, 2006 and March 31, 2007, from Daniel Dror II, the son of the CEO of the Company. In 2005, the Company sold an investment of $50,000 to Daniel Dror II, who agreed to reimburse the Company for this investment through a promissory note. The Company believes this transaction was based on the value that would have been received by an independent third party. No gain or loss was realized by the Company on this transaction. A principal payment of $40,000 plus $7,917 in interest was received by the Company in 2006, leaving a balance of $10,000. The promissory note bears interest at 10% and is due in December 2007.

The Company has a revolving credit note receivable at December 31, 2006 and March 31, 2007, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother. This note bears interest at the prime rate.

(19) Segment Information

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	March 31, 2007	March 31, 2006

Revenues:
Hammonds Technical Services	$650,483	$696,795
Hammonds Fuel Additives	309,008	336,337
Hammonds Water Treatment	659,908	292,037
Northeastern Plastics	2,332,925	1,692,280
Delta Seaboard	2,660,246	3,842,433
	$6,612,570	$6,859,882

Income (loss) from operations:
Hammonds Technical Services	$(761,401)	$(409,176)
Hammonds Fuel Additives	40,162	(5,951)
Hammonds Water Treatment	20,298	51,629
Northeastern Plastics	(51,295)	(52,782)
Delta Seaboard and Brenham Oil & Gas	81,097	490,471
Corporate	(773,683)	(392,394)
Income (loss) from operations	(1,444,822)	(318,203)
Other income (expenses)	199,958	(126,030)
Net income (loss) before income tax	$(1,244,864)	$(444,233)

Identifiable assets:
Hammonds Technical Services	$8,591,060	$5,207,539
Hammonds Fuel Additives	335,746	389,679
Hammonds Water Treatment	476,191	135,470
Northeastern Plastics	5,504,317	5,807,121
Delta Seaboard and Brenham Oil & Gas	6,174,608	7,705,619
Corporate	15,625,520	10,287,343
	$36,707,442	$29,532,771

(20) Subsequent Events

On April 20, 2007, the Registrant's board of directors elected John W. Stump, III to the board of directors. John W. Stump, III will serve as chairperson of the Registrant's Audit Committee and a member of its newly established Nominating Committee and Compensation Committee.

Mr. Stump will receive a monthly Directors Fee of $1,250 (Twelve Hundred Fifty Dollars), and was awarded 500 registered S-8 shares upon acceptance of the position. Also, Mr. Stump will receive 500 S-8 shares quarterly and will be reimbursed for any travel or other reasonable and ordinary expenses incurred in the conduct of his responsibilities.

John W. Stump, III, had previously served as a Director of the Registrant and was Chairman of the Audit Committee from February 2004 through December 2004. Mr. Stump also served as Chief Financial Officer of the Company from August 1998 through October 2003. Since October 2005, Mr. Stump has been the controller for Lifechek, Inc., a large regional pharmacy chain. Mr. Stump is a Certified Public Accountant and has over twenty-five years of experience in financial and accounting management, SEC compliance and disclosure services for public reporting companies.

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

American International Industries, Inc. is a holding company and has six reporting segments:

  Hammonds Technical Services - a business engaged in fuel handling equipment for military and industrial customers, a provider of fuel injection services for the aviation industry, and the designer of a new omni directional vehicle for a wide variety of uses;
  Hammonds Fuel Additives – produces and markets motor and aviation fuel additives
  Hammonds Water Treatment – manufactures calcium hypochlorite tablet and granular systems which provide water disinfection for a wide range of potable and waste water applications;
  Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
  Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
  Brenham Oil & Gas - owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0; and
  Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses

Our 40.67% subsidiary, International American Technologies, Inc. (OTCBB: "IMTG), is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds"). The Company consolidates IMTG although its ownership is less than 51%, because the Company controls IMTG’s Board of Directors by having designated two of the three members of IMTG's Board of Directors and because the Company controls IMTG’s financing. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses.

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

Results of Operations

Three months Ended March 31, 2007 Compared to Three months Ended March 31, 2006.

Net revenues. For the three month period ended March 31, 2007, net revenues were $6,612,570, compared to $6,859,882 for the three month period ended March 31, 2006, or a decrease of $247,312. The decrease in net revenues is due primarily to decreased pipe sales at Delta due to slow industry-wide sales in the first quarter. Delta reported revenues of $2,660,246 for the three months ended March 31, 2007, compared to $3,842,433 for the same period in 2006. This decline was partially offset by increased revenues at NPI during the three months ended March 31, 2007 of $2,332,925 compared to $1,692,280 for the same period in 2006, or an increase of $640,645, principally due to NPI’s license to sell MOTORTREND™ and Good Housekeeping Seal of Approval™ products. In addition, Hammonds revenues increased to $1,619,399 for the three months ended March 31, 2007, compared to $1,325,169 for the same period in 2006, or an increase of $294,230. The decrease in pipe sales of Delta for this quarter is not unusual and demand tends to fluctuate based on price.

Net loss from operations. Our consolidated net loss from operations for the three month period ended March 31, 2007 was $1,444,822, compared to a loss of $318,203 during the same three month period in the prior year. The primary reason for the increase in loss from operations was due to reduced profits from Delta of $409,374, increased losses at Hammonds of $341,314, and increased corporate expenses of $381,289. During the three month period ended March 31, 2007, Delta had net income from operations of $81,097, compared to $490,471 for the same period in 2006, which decline was primarily due to decreased pipe sales during the quarter and lower gross margins on pipe sales. Material prices and pipe rework costs were higher due to increased fuel costs being passed through by Delta’s vendors. Delta expects a strong business environment during the second quarter of the 2007 as a result of the strong energy sector. NPI had a net loss from operations of $51,295 during the three month period ended March 31, 2007, compared to a net loss from operations of $52,782 for the same period in the prior year. NPI's business is seasonal and historically most of NPI’s revenues and income have been generated in the third and fourth quarters. IMTG, our 40.7% owned subsidiary, which owns 100% of Hammonds, reported net losses from operations of $710,561 for the three month period ended March 31, 2007, compared to net losses of $369,247 during the same period in 2006. Hammonds recently purchased $240,000 in capital equipment, including a CNC controlled plasma steel cutting system, a state-of-the-art painting facility, multiple material handling cranes throughout the production area, an automated production saw and a new mill for the machine shop. In addition to tools, Hammonds installed new compressed air systems and expanded plant lighting and power distribution to support additional welding and assembly stations. New production flow testing stands and hydrostatic test stations will be installed by the end of May 2007. When installed and operational, these recent additions to production equipment will contribute significantly to Hammonds production capacity through the implementation of manufacturing and cost saving procedures which will generate increased revenues with greater cost efficiencies and improved margins.

Corporate expenses. Corporate operating expenses increased by $381,289 during the three month period ended March 31, 2007, compared to the same period in the prior year, due to increased compensation costs of $117,000, legal and professional fees of $45,000 related to lawsuit settlements, real estate consulting fees of $54,000, "key" man life insurance of $25,000, and reduced reimbursements for rent and management fees of $140,000. In the 1st quarter of 2006, corporate operating expenses included offsets for $84,000 in rent charged to Hammonds and a non-affiliated company for the Rankin Road property, which was sold to a third party in December 2006. Hammonds now pays rent directly to the third party owner of the property. The remaining $56,000 in reduced reimbursements represents lower charges to the subsidiaries for management and consulting fees, which are reflected in lower expenses at the subsidiaries.

Other income. Other income was $199,958 for the three month period ended March 31, 2007, compared to other expenses of $126,030 for the same period in the prior year. Interest and dividend income increased by $100,451, primarily due to a significant increase in investment in certificates of deposit and interest on notes receivable. Net realized/unrealized gain on trading securities was $44,214 for the three month period ended March 31, 2007, compared to a loss of $9,549 for the same three month period in the prior year. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is a gain of $47,999 in 2007. Income from lawsuit settlements was $209,600 for the three-month period ended March 31, 2007. Interest expense was $49,538 higher in the first quarter of 2007 than it was in the same period in 2006.

Net loss. Net loss was $1,292,900 in the first quarter of 2007, compared to $683,663 in the same period in 2006.

Liquidity and Capital Resources

Total assets/liabilities. Total assets at March 31, 2007 were $36,707,442, compared to $36,596,931 at December 31, 2006. Total liabilities at March 31, 2007 were $14,603,143, compared to $14,034,924 at December 31, 2006. At March 31, 2007, consolidated working capital was $17,392,073, compared to working capital of $17,625,203 at December 31, 2006. Our consolidated cash position at March 31, 2007 was $3,651,902 compared to $3,275,803 at December 31, 2006.

Cash flow from operations. For the three months ended March 31, 2007, we had negative cash flow from operations of $1,043,583, compared to negative cash flow from operations of $20,451 during the same period in the prior year. This decrease was the result of an increase in our net loss from $683,663 for three months ended March 31, 2006 to $1,292,900 for the three months ended March 31, 2007. Our inventories increased by $767,986 for the three months ended March 31, 2007, compared to an increase of $551,180 during the three months ended March 31, 2006. We reduced accounts receivable during the three months ended March 31, 2007 by $1,161,066 compared to $632,007 during the same three month period in the prior year. Trading securities decreased by $90,303 during the three months ended March 31, 2007. Prepaid expenses increased by $212,092, other assets increased by $182,549, and accounts payable decreased by $144,050 for the three months ended March 31, 2007. Our net loss of $1,292,900 was offset by non-cash compensation of $243,460, depreciation and amortization expenses of $277,549 and minority interest in the amount of $48,036.

Cash flow from investing activities. Our investing activities provided $124,117 during the three month period ended March 31, 2007, as a result of a net reduction in investment in certificates of deposit of $114,000, receipts of principal payments on notes receivable of $307,427, offset by purchases of property, equipment, and intangible assets of $272,310. This is compared to cash provided by investing activities during the same period in the prior year in the amount of $854,635, as a result of the redemption of a certificate of deposit for $1,000,000, receipts of principal payments on long-term notes of $184,974, offset by purchases of property, equipment and intangible assets of $330,339.

Cash flow from financing activities. During the three months ended March 31, 2007, our financing activities provided $1,295,565 compared to cash used for financing activities of $417,145 during the same period of 2006. During the 2007 period, we received net proceeds from the issuance of common stock of our subsidiary in the amount of $694,672, from short-term borrowings in the amount of $300,000, from long-term debt of $264,946, and from line-of-credit agreements of $324,218. We made payments of $257,664 on short-term notes and principal payments on long-term debt of $27,768 during the three month period ended March 31, 2007.

Real estate. The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas, which is carried at historic cost basis of $225,000. The property's appraised value is substantially more than the book value. In November 2005, the Company signed a contract for sale of the property for cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P., a well-recognized developer of waterfront properties in the Houston, Texas area. The development of the property requires permits from certain governmental agencies, which permits, the developer believes, can be obtained in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS Back to Table of Contents

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2007, due to the generally short maturities of these items. At March 31, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of March 31, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

Equity Investments. We are exposed to equity price risk on our portfolio of trading securities. As of March 31, 2007, our total equity holdings in publicly traded companies were valued at $858,772 compared to $724,255 at December 31, 2006. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. The Company seeks to manage exposure to adverse equity returns by maintaining diversified securities portfolios.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(429,386)	$(300,570)	$(128,816)

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

In the first quarter of 2007, IMTG settled two suits brought by two former Hammonds’ shareholders, pursuant to which IMTG paid $300,000 as follows: $173,300 balance on a short-term note payable, plus interest $26,700 and $100,000 for an option to purchase 104,398 shares of one party’s shares of the Company’s common stock at $5.00 per share, and the other party returned to the Company 8,800 shares he received in the Company’s 2006 share dividend. These settlements did not have a significantly effect on the Company’s financial condition.

Delta Seaboard Well Service is a defendant in two lawsuits related to the same matter: (i) Fort Apache Energy, Inc. v. Delta Seaboard Well Service, pending in the 334th Judicial District Court of Harris County, TX, in which Apache alleges that Delta damaged Apache in connection with Delta’s plugging a minimally producing Apache well for which Apache contracted with Delta to plug. Apache is seeking monetary damages equal to the cost of drilling a new well. Delta’s expert estimates that the cost of unplugging and drilling a new well to be approximately $3.7 million while Apache is seeking approximately $5.6 million. Pre-trial discovery is ongoing and the Company believes that it has meritorious defenses to Apache’s claims but cannot predict the outcome at this time; and (ii) Gemini Insurance Company v. Delta Seaboard Well Services, pending in the the 164th Judicial District Court of Harris County, TX, which action relates to the Apache matter above. Delta was insured under a Gemini CGL insurance policy during the relevant period that Delta was providing well-plugging service to Apache. Delta made a claim with Gemini, its insurance carrier, demanding Gemini provide for Delta’s defense in the Apache case. Gemini has filed an action against Delta seeking a declaratory judgment that it is not obligated to provide a defense and Delta has counterclaimed seeking to have the policy enforced as well as alleging breach of insurance contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith in refusing coverage. Discovery is pending and management is vigorously defending this matter and pursuing its counterclaims. The Company cannot predict the outcome at this time. In the event that Delta is found liable to Apache for damages in the amount asserted, and Delta does not prevail against Gemini, its insurance carrier, the Company’s financial condition could be adversely effected.

ITEM 1A. RISK FACTORS Back to Table of Contents

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

On January 2, 2007, the Company issued 103,800 shares of restricted stock to the Company’s officers and corporate employees for 2006 bonuses. The shares were issued pursuant to Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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
   Dated: May 14, 2007

/s/ GARY D. WOERZ
   CHIEF FINANCIAL OFFICER
   Dated: May 14, 2007