Form 10-Q
period 2007-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2007-08-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.: 1-33640

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

At June 30, 2007, the Registrant had 5,484,002 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	(Restated)(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,919,185	$3,275,803
Certificate of deposit	5,925,000	6,139,000
Trading securities	569,445	724,255
Accounts receivable, less allowance for doubtful accounts
of $232,307 at June 30, 2007 and December 31, 2006	4,726,498	5,221,072
Current portion of notes receivable	683,511	1,021,593
Accounts and notes receivable from related parties	225,250	235,000
Inventories	6,273,956	5,303,418
Real estate acquired for resale	1,909,066	225,000
Drilling rigs held for sale	187,611	187,611
Prepaid expenses and other current assets	844,010	320,498
Total current assets	24,263,532	22,653,250

Long-term notes receivable, less current portion	4,065,905	4,043,322
Investment in Whittingdon Oil & Gas	6,000	6,000
Property and equipment, net of accumulated depreciation and amortization	3,768,131	3,141,867
Goodwill, less accumulated amortization of
$205,295 at June 30, 2007 and December 31, 2006	674,539	674,539
Patents and trademarks, net of amortization	5,710,460	6,038,870
Other assets	556,895	39,083
Total assets	$39,045,462	$36,596,931
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,145,484	$3,667,108
Margin loans from financial institutions	146,296	341,058
Short-term notes payable	720,242	917,301
Current installments of long-term debt	72,437	102,580
Total current liabilities	4,084,459	5,028,047

Long-term debt, less current installments	11,007,004	6,945,282
Deferred tax liability	503,200	503,200
Minority interest	1,802,546	1,558,395
Total liabilities	17,397,209	14,034,924

Stockholders' equity:
Preferred stock, $0.001par value, 1,000,000 authorized: none issued
Common stock, $0.001 par value, 10,000,000 authorized:
5,484,002 shares issued and 5,455,802 shares outstanding at June 30, 2007;
5,340,852 shares issued and 5,335,452 shares outstanding at December 31, 2006	5,484	5,341
Additional paid-in capital	38,940,250	37,324,641
Accumulated deficit	(17,148,905)	(15,229,064)
Common stock issuance obligation	-	508,620
	21,796,829	22,609,538
Less treasury stock, at cost (28,200 shares at June 30, 2007
and 5,400 shares at December 31, 2006)	(148,576)	(47,531)
Total stockholders' equity	21,648,253	22,562,007
Total liabilities and stockholders' equity	39,045,462	$36,596,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Three and six months ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$7,027,294	$7,551,558	$13,639,864	$14,411,440
Costs and expenses:
Cost of sales	4,358,831	4,748,538	8,962,355	9,064,751
Selling, general and administrative	3,448,631	2,768,636	6,902,499	5,630,508
Total operating expenses	7,807,462	7,517,174	15,864,854	14,695,259

Operating income (loss)	(780,168)	34,384	(2,224,990)	(283,819)

Other income (expenses):
Interest and dividend income	272,475	39,313	433,164	99,551
Realized gains (losses) on investments	(30,303)	-	(629,008)	-
Unrealized gains (losses) on trading securities	(544)	(1,165)	642,374	(10,714)
Interest expense	(240,785)	(134,792)	(460,597)	(305,066)
Texas Emissions Reduction Plan Grant	347,160	-	347,160	-
Gain on sale of assets	3,944	-	3,944	-
Other income (expense)	(63,031)	27,144	151,838	20,699
Total other income (expenses)	288,916	(69,500)	488,875	(195,530)

Net loss before income tax	(491,252)	(35,116)	(1,736,115)	(479,349)
Provision for income taxes	-	-	-	-

Net loss from operations before minority interest	(491,252)	(35,116)	(1,736,115)	(479,349)
Minority interest	(196,114)	(133,198)	(244,151)	(372,628)
Net loss	$(687,366)	$(168,314)	$(1,980,266)	$(851,977)

Preferred dividends	105,425	-	60,425	-
Net loss applicable to common shareholders	(581,941)	(168,314)	(1,919,841)	(851,977)

Net loss applicable to common shareholders:
Basic and diluted	$(0.11)	$(0.04)	$(0.35)	$(0.20)

Weighted average common shares:
Basic and diluted	5,486,981	4,364,828	5,474,038	4,354,448

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Back to Table of Contents
Six months ended June 30, 2007 and 2006 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(1,980,266)	$(851,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576,347	326,776
Common shares issued for services	341,775	357,614
Compensation - stock warrants	70,685	-
Realized (gains) losses on the sale of trading securities	629,008	-
Unrealized (gain) losses on the sale of trading securities	(642,374)	122,030
Stock returned in lawsuit settlement	(39,600)	-
Texas Emissions Reduction Plan Grant	(347,160)	-
Gain on sale of assets	(3,944)	-
Minority interest	244,151	372,628
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	494,574	1,479,271
Trading securities	268,175	-
Inventories	(970,538)	(815,819)
Prepaid expenses and other current assets	(523,512)	(763,931)
Other assets	(517,812)	33,625
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	(461,199)	(825,915)
Net cash used in operating activities	(2,861,690)	(565,698)

Cash flows from investing activities:
Purchase of property and equipment	(522,256)	(167,018)
Patents and trademarks	(4,840)	(25,193)
Proceeds from the sale of property	4,000	-
Issuance of note receivable	(25,000)	-
Investment in certificate of deposit	(3,100,000)	-
Redemption of certificate of deposit	3,214,000	406,734
Notes receivable	340,498	191,772
Loans to/from related parties	9,750	(255,553)
Net cash provided by (used in) investing activities	(83,848)	150,742

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	1,518,218	-
Proceeds from short-term debt	657,420	212,974
Proceeds from long-term debt	362,185	666,858
Margin loans	(194,762)	30,324
Proceeds from issuance of common stock of subsidiary	694,672	-
Principal payments on short-term debt	(322,609)	(447,449)
Principal payments on long-term debt	(64,759)	(50,637)
Acquisition on treasury stock	(61,445)	-
Net cash provided by financing activities	2,588,920	412,070

Net increase (decrease) in cash and cash equivalents	(356,618)	(2,886)
Cash and cash equivalents at beginning of year	3,275,803	2,709,105
Cash and cash equivalents at end of year	$2,919,185	$2,706,219

Supplemental schedule of cash flow information:
Interest paid	$460,597	$305,066

Non-cash transactions:
Issuance of note payable for real estate acquired for sale	$1,684,066	$-

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., and Brenham Oil & Gas, Inc., and its majority owned subsidiaries, Delta Seaboard Well Services, Inc. and Hammonds Industries, Inc. (OTCBB: "HMDI"), formerly International American Technologies, Inc. In accordance with FIN46(r), the Company consolidates HMDI although its ownership is less than 51%, because the Company controls the HMDI Board of Directors by having designated two of the three members of HMDI’s Board of Directors. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141, HMDI has recorded the acquisition of Hammonds using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Hammonds, see note 2.

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

During April, 2005, the Company's subsidiary acquired Hammonds Technical Services, Inc. for a purchase price of approximately $2,455,700. Long-lived assets totaling $2,958,900 were recognized as a result of the acquisition. The operations of Hammonds Technical Services are included in the consolidated statements of operations from date of acquisition.

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

On August 1, 2006, HMDI acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of HMDI common stock at a conversion rate of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company.

June 30, 2007 and December 31, 2006 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2006 and June 30, 2007, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

New Standards Implemented

In May 2005, the Financial Accounting Standards Board ( "FASB" ) issued Statement of Financial Accounting Standard ( "SFAS" ) No. 154, Accounting Changes and Error Corrections . SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements , and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

(2) Acquisition of Hammonds Technical Services, Inc.

Effective April 28, 2005, the Company's subsidiary, Hammonds Industries, Inc. ("HMDI"), formerly International American Technologies, Inc., entered into a Stock Purchase Agreement ("the Agreement") to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation ("Hammonds") in consideration for HMDI or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) the parent issuing 145,000 restricted shares of common stock to HMDI in consideration for a $1,450,000 promissory note. These shares were exchanged for two minority equity interests in Hammonds owned by third parties. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AIII’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400.

Prior to the acquisition, Hammonds was two separate legal entities, Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. (collectively "Hammonds" ) manufacturers engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds products are marketed by a worldwide network of distributors, manufacturers representatives and original equipment manufacturers. On February 28, 2005, Hammond Fuels Additives, Inc. was merged into Hammonds Technical Services, Inc.

As required by SFAS No. 141, HMDI has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

Current assets	$1,435,939
Property and equipment, net	826,765
Patents and trademarks, net of amortization	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax credits	(503,200)
$2,455,700

Revenues and expenses are included in HMDI’s statement of operations from May 1, 2005 through June 30, 2007.

(3) Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At June 30, 2007 and 2006, the Company has unrealized trading gains of $642,374 and losses of $10,714, respectively, related to securities held on those dates. These unrealized gains / losses are included in the consolidated statements of operations for the respective years. The Company recorded realized losses of $629,008 and realized gains / losses of $-0- on the sales of trading securities for the six months ended June 30, 2007 and 2006. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is a gain of $47,999 in 2007.

(4) Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Part and materials	$1,430,975	$1,332,446
Work in process	391,961	232,451
Finished goods	4,710,143	4,034,699
Less reserve	(259,123)	(296,178)
	$6,273,956	$5,303,418

(5) Real Estate Transactions

During the second quarter of 2007, the Company purchased a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sell with a real estate broker. The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000. The property's appraised value is substantially more than the book value. In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. No revenue has been recognized for this transaction because the development of the property requires permits from certain governmental agencies, which the developer believes they can obtain timely. The projected closing of the transaction is scheduled for sometime in 2007.

(6) Long-term Notes Receivable

Long-term notes receivable at June 30, 2007 consisted of the following:

	June 30, 2007	December 31, 2006
Net note receivable from sale of real estate, principal payment due on or before July 30, 2008	$3,020,044	$3,020,044
Sale of machinery and equipment, principal payment due on or before December 1, 2008	164,000	439,200
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	175,858	190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1
and December 1, through June 1, 2010	875,000	875,000
Sale of drilling rig, principal and interest due monthly through December 31, 2009	274,155	325,000
Other	40,359	15,361
Notes receivable	4,749,416	5,064,915
Less current portion	683,511	1,021,593
Notes receivable, less current portion	$4,065,905	$4,043,322

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2007	December 31, 2006
Land		$892,945	$817,595
Building and improvements	20	1,061,233	1,009,001
Machinery and equipment	7-15	3,431,847	2,910,871
Office equipment and furniture	7	765,528	701,682
Automobiles	5	881,589	724,827
		7,033,142	6,163,976
Less accumulated depreciation and amortization		(3,265,011)	(3,022,109)
Net property and equipment		$3,768,131	$3,141,867

Depreciation expense for the three and six months ended June 30, 2007 was $132,152 and $243,096, respectively.

(8) Intangible Assets

Intangible assets at June 30, 2007 consisted of the following:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,473,620	$660,227	12 years
Trademarks	1,149,199	163,493	10 years
Sole Source Contract	1,144,039	232,678	7 years
Patents, Trademarks, and Sole Source Contract	$6,766,858	$1,056,398	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contract	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2007	$654,906
For year ending December 31, 2008	$638,979
For year ending December 31, 2009	$638,979
For year ending December 31, 2010	$638,979
For year ending December 31, 2011	$638,979

The Company’s patents, trademarks, and sole source contract resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interest of the Hammonds Companies.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$455,546	12 years
Trademarks	465,199	100,793	10 years
Sole Source Contract	464,039	143,631	7 years
Patents, Trademarks and Sole Source Contracts	$2,735,625	$699,970	11 years

On August 1, 2006 The Company acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing 16,000,000 restricted shares or 44.4% of HMDI common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the company. Additionally, the Company acquired patents totaling $26,393 in 2006 and $4,840 during the six months ended June 30, 2007. The following table contains a summary of the intangible assets acquired in 2006 and during the quarter ended June 30, 2007:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,667,233	$204,681	12 years
Trademarks	684,000	62,700	10 years
Sole Source Contract	680,000	89,047	7 years
Patents, Trademarks and Sole Source Contracts	$4,031,233	$356,428	11 years

Amortization expense for the three and six months ended June 30, 2007 was $166,645 and $333,250, respectively.

(9) Short-term Notes Payable To Banks

	June 30, 2007	December 31, 2006
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2008, secured by assets of the Company's subsidiaries	$-	$531,871
Note payable to a bank with interest at 7.25%, interest payments due monthly, with a principal balance due on September 15, 2007	300,000	-
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	90,459	90,459
Insurance note payable with interest at 7.86%, principal and interest due in monthly payments of $32,492.73 through may 1, 2008	324,927	109,020
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	4,856	12,651
	$720,242	$917,301

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

(10) Long-term Debt

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by a Deed of Trust on the Company’s property	$1,000,000	$1,000,000
Note payable to bank, which allows the Company to borrow up to $2,000,000, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	1,992,189	1,992,189
Note payable to a bank, which allows the Company to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by subsidiary's property	1,821,631	1,469,542
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by property	425,514	426,508
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by property	570,352	588,106
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2009, secured by assets of the Company's subsidiaries	$1,698,000	$-
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2008	400,000	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 19, 2008	1,000,000	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	79,708	89,354
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary	234,306	-
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on June 1, 2009, secured by real property	1,740,000	-

Other notes with various terms	117,741	82,163
	11,079,441	7,047,862
Less current portion	(72,437)	(102,580)
	$11,007,004	$6,945,282

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

Principal repayment provisions of long-term debt are as follows at June 30, 2007:

2007	$72,437
2008	4,521,406
2009	5,378,089
2010	536,215
2011	104,046
Thereafter	467,248
Total	$11,079,441

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

June 30, 2007
Dividend yield	0.00%
Expected volatility	38.68
Risk free interest	6.25%
Expected lives	2 years

A summary of the status of the Company's stock options to employees as of June 30, 2007, and changes during the periods ending on those dates is presented below:

	Shares		Weighted Average Exercise June 30, 2007
Outstanding at beginning of period	-	$	N/A
Granted	144,000		7.00
Exercised	-		N/A
Canceled	-		N/A
Outstanding and exercisable at end of period	144,000		$7.00
Weighted average fair value of options
granted during the period	144,000		0.49

The following table summarizes information about fixed stock options to employees outstanding at June 30, 2007:

Exercise Price	Number Outstanding and Exercisable at June 30, 2007
$7.00	144,000

(13) Preferred Stock of Subsidiary

The Company’s subsidiary, HMDI, entered into preferred stock agreements with VOMF, described below, with the strategic objectives to raise working capital funds, bring in outside investors, and provide liquidity for the Company’s common shares.

In August and September 2006, the Company sold to VOMF 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively. In connection with the sale of the Series A convertible preferred stock, the Company issued VOMF: (i) Series A Warrants to purchase an additional 8,333,333 shares at $0.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares at $0.18 per share, expiring in August 2007. In connection with the sale of the Series B convertible preferred stock, the Company issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares at $0.50 per share, expiring on September 29, 2011; and (ii) we agreed to extend the expiration dates on the Series B Warrants issued in the August 2006 Private Financing Transactions from August 2007 to August 2008.

Each share of Series A and Series B Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $5,180,466 if all of the Series A and B Warrants and the remaining 4,362,922 Series C Warrants are exercised by VOMF.

American International Industries’ ownership interest in the Company will decrease if and when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of common stock.

The Company reviewed the following accounting standards to determine the appropriate accounting for these issuances:

- SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities
- SFAS No. 150: Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
- EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock
- EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios
- EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments
- EITF Topic D-98: Classification and Measurement of Redeemable Securities
- ASR No. 268: Redeemable Preferred Stocks

We concluded that all components of these issuances should be classified as equity, because the only way for the value of the conversion feature and the fair value of the warrants to be realized is through the issuance of shares. The Company has sufficient authorized and unissued shares available to settle the contracts after considering all other commitments that may require the issuance of stock.

The proceeds for these issuances are required to be allocated based on the relative fair values of the securities issued. We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Issuance	Volatility	Risk-Free Interest Rate
Warrants A – Aug. 8, 2006	$0.25	102.4%	6.25%
Warrants B – Aug. 8, 2006	$0.25	102.4%	6.25%
Warrants A – Aug. 23, 2006	$0.44	106.4%	6.25%
Warrants B – Aug. 23, 2006	$0.44	106.4%	6.25%
Warrants B – Sept. 30, 2006	$0.40	104.45%	6.25%
Warrants B – Sept. 30, 2006	$0.40	104.45%	6.25%
Warrants C – Sept. 30, 2006	$0.40	104.45%	6.25%

Volatility was determined using 26 observations of the closing stock price over the prior year.

The Black-Scholes model assumes an active trading market for the underlying security. It does not price in the impact of potential large trades for a thinly traded stock. Since the Company’s common stock is thinly traded, realization of the resulting fair value of the warrants that this model yields is unlikely, due to the large number of shares involved. Other financial models would yield different values, but are less accessible and costly to produce.

The proceeds from the preferred share issuances have been allocated based on the relative fair values of the securities issued as follows:

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 8, 2006	10 to 1	$1,388,888.75	$387,499.34
Warrants A – Aug. 8, 2006	$0.18 / 5 years	$1,139,517.82	$317,924.97
Warrants B – Aug. 8, 2006	$0.18 / 1 year	$ 709,497.05	$197,949.36
Totals		$3,237,903.62	$903,373.67

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 23, 2006	10 to 1	$1,222,222.32	$176,643.37
Warrants A – Aug. 23, 2006	$0.18 / 5 years	$1,076,403.58	$155,568.71
Warrants B – Aug. 23, 2006	$0.18 / 1 year	$ 826,663.96	$119,474.75
Totals		$3,125,289.86	$451,686.83

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred B – Sept. 30, 2006	10 to 1	$3,333,333.20	$ 726,755.40
Warrants B – Sept. 30, 2006	$0.18 / 1 year	($2,118,000.19)	($461,780.44)
Warrants B – Sept. 30, 2006	$0.18 / 2 years	$2,442,305.00	$ 532,487.52
Warrants C – Sept. 30, 2006	$0.50 / 5 years	$2,557,476.70	$ 557,598.02
Totals		$6,215,114.71	$1,355,060.50

As part of the Preferred B issuance, the Warrants B with an expiration term of 1 year, which were issued with the Preferred A stock, were cancelled and Warrants B with an expiration term of 2 years were issued. The Company accounted for the change in expiration terms as part of the Preferred B issuance because we regard the consideration given for this issuance to include the change in expiration terms.

The Company has determined that a beneficial conversion feature exists. Based on our review of the "Emerging Issues Task Force" EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$ 387,499.34
Preferred A – August 23, 2006	$ 176,643.37
Preferred B – September 30, 2006	$ 726,755.40
Total deemed dividend	$1,290,898.11

In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company. This modification to the initial agreement requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value reduction of $193,559.56 for this modification. Since no additional value was given to the holders of these warrants, no expense has been recognized for the change in exercise price.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants C – March 19, 2007	$0.35	105.33%	6.25%

The Black-Scholes model yielded the following valuations for the warrants

	Exercise Price / Term	Fair Value
Warrants C – March 19, 2007	$0.50 / 4.53 years	$1,018,320.96
Warrants C – March 19, 2007	$0.18 / .79 year	($824,761.40)
Fair value reduction		$193,559.56

On July 25, 2007, HMDI entered into an agreement whereby VOMF waived the preferred cash dividends accrued through June 30, 2007, totaling $150,425. This adjustment is recorded in the June 30, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at HMDI’s option, in cash or in restricted shares of HMDI Common Stock. The number of shares of Common Stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into Common Stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the Common Stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the Common Stock is not then listed or quoted on the OTC Bulletin Board and if prices for the Common Stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported; or (iii) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to HMDI.

The material terms of these issuances are disclosed in the following paragraphs.

Series A Convertible Preferred Stock . The principal terms of the Series A Preferred Stock are as follows:
Voting: Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. We shall not affect certain specified transactions, which include authorizing or increasing the authorized or issued amount of any stock ranking pari passu or senior to the Series A Preferred Stock with respect to the distribution of assets on liquidation or the dissolution or winding up, without the affirmative vote or consent of the holders, voting as a class, of at least 75% of the shares of the Series A Preferred Stock outstanding at the time. Dividends: The holders of Series A Preferred Stock are entitled to receive out of legally available assets dividends at the rate of 8% per annum, payable semi-annually on June 30 and December 31. Dividends on the Series A Preferred Stock are cumulative and are prior and in preference to payment of any dividend or distribution on any junior stock. So long as any shares of Series A Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any junior stock (other than dividends or distributions payable in additional shares of junior stock), unless at the time of such dividend or distribution we shall have paid all accrued and unpaid dividends on Series A Preferred Stock. Conversion: The holder of Series A Preferred Stock may, at their option, elect to convert all or any portion of the shares of the Series A Preferred Stock into a number of shares of common stock equal to the quotient of (i) the liquidation preference amount ($1.80) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends divided by (ii) the conversion price, which initially is $0.18 per share, subject to certain adjustments. If, within 3 business days of our receipt of a conversion notice, our transfer agent shall fail to issue to the holder the proper number of shares of common stock subject to the conversion notice, or fail to issue a new preferred stock certificate representing the number of shares of Series A Preferred Stock to which such holder is entitled, we shall be required to pay additional damages on each business day after such 3rd business day that such conversion is not timely effected equal to 0.5% of the product of: (i) the number of shares of common stock not timely issued and, in the event we failed to timely deliver a preferred stock certificate, the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock represented by such certificate; and (ii) the closing bid price of our common stock on the last possible date which we could have timely issued such common stock and/or such preferred stock certificate. If we fail to pay those additional damages within 5 business days of the date incurred, then such payment shall bear interest at the rate of 2.0% per month (pro rated for partial months) until such payments are made. The conversion price of the Series A Preferred Stock may be adjusted in the event of (i) common stock split or reclassification; (ii) capital reorganization; (iii) distribution of dividends; or (iv) the issuance or sale of additional shares of common stock or equivalents.

Liquidation. In the event of the liquidation, dissolution or winding up of our affairs, the holders of outstanding shares of Series A Preferred Stock shall be entitled to receive, out of our assets available for distribution to shareholders, an amount equal to $1.80 per share or the liquidation preference amount of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If our assets are not sufficient to pay in full the liquidation preference amount plus any accrued and unpaid dividends payable to the holders of outstanding shares of the Series A Preferred Stock and any series of preferred stock or any other class of stock ranking pari passu, as to rights on liquidation, dissolution or winding up, with the Series A Preferred Stock, then all of said assets will be distributed among the holders of the Series A Preferred Stock and the other classes of stock ranking pari passu with the Series A Preferred Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. All distribution payments, shall be in cash, property valued at its fair market value as determined by an independent appraiser or a combination thereof.

Series B Convertible Preferred Stock . The principal terms of the Series B Preferred Stock are identical to those of the Series A Preferred Stock except that the dividends on the Series B Preferred Stock shall be at the rate of 4% per annum.

(14) Concentration of Credit Risk

The Company maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at June 30, 2007, the Company's cash balances exceeded the limits ($100,000) covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. During the six months ended June 30, 2007, the Company had one customer on a consolidated basis that accounted for fourteen (14%) percent of the Company's revenues.

(15) Texas Emissions Reduction Plan Grant

Delta Seaboard Well Services, Inc. is the recipient of a Texas Emissions Reduction Plan (TERP) grant from the Texas Commission on Environmental Quality in the amount of $1,157,273. TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (NOx) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. The Company applied this guidance and during the six months ended June 30, 2007, Delta increased machinery and equipment and recognized other income for this grant in the amount of $347,160.

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. The Company has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

(16) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for June 30, 2007 and June 30, 2006.

	June 30, 2007	June 30, 2006
Income (loss) before taxes	$(1,980,266)	$(851,977)

Income tax benefit expense at statutory rate	$(673,290)	$(289,672)
Unrealized loss on securities	(218,407)	3,642
Permanent differences	84,600	84,600
Minority expense	83,011	126,694
Inventory reserve	(12,599)	(86,833)
Other	-	-
Increase (decrease) in valuation allowance	736,685	161,569

Tax benefit	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liabilities as of June 30, 2007 is set forth below.

June 30, 2007
Deferred tax assets:
Net operating loss	$1,762,437
Total deferred tax asset	1,762,437
Valuation allowance	(1,762,437)

Net deferred asset	$-

June 30, 2007
Deferred tax liability:
Fixed asset temporary difference	$138,775
Intangible asset temporary difference	364,425
Deferred tax liability	$503,200

The Company has an estimated net operating loss carryforward in excess of $10,900,000, which expires from 2024 to 2025. The loss may be limited under Internal Revenue Code Section 382. The Company has an estimated capital loss carryforward of $109,000.

(17) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Quarter Ended	Quarter Ended
	June 30, 2007	June 30, 2006
Basic income (loss) per share:
Net income (loss)	$(1,980,266)	$(851,977)
Weighted average common shares outstanding	5,474,038	4,354,448
Weighted average common shares outstanding for diluted net income (loss) per share	5,474,038	4,354,448
Net income (loss) per share - basic	$(0.36)	$(0.20)
Net income (loss) per share - diluted	$(0.36)	$(0.20)

(18) Commitments and Contingencies

Various key officials of the Company have entered into employment agreements with the Company. In March 2007, the CEO of the Company entered into a five-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 144,000 warrants per annum with an exercise price of $7.00, beginning March 15, 2007. The CFO of the Company entered into a three-year employment agreement beginning June 1, 2007, which provides for an annual salary of $75,000 plus a bonus as determined by the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $158,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into an employment agreement that provides for an annual base salary of $150,000 each. The employment agreement for HMDI’s president provides for an annual base salary of $90,000.

As of June 30, 2007, Delta Seaboard Well Service, Inc. is involved in two lawsuits. In the first lawsuit, Fort Apache Energy, Inc. ("Apache") v. Delta Seaboard Well Service, Inc., Apache alleges that Delta breached its contract with Apache and violated the Texas Deceptive Trade and Practices Act. Apache drilled a well which they subsequently decided to plug. Apache contracted with Delta to plug the well. Apache alleges that Delta bid the job with a specified lump sum plugging operation and that Delta went over the bid amount. Apache claims that it never authorized the costs of the extra labor, operation or additional equipment to plug the well. Also, Apache claims that the well is still commercially viable as Delta encountered pressure at the well site during its plugging operations. Apache claims that Delta acted negligently in failing to contact Apache regarding the pressure at the well so as to allow Apache to determine the feasibility of production at the well. Apache claims that it was damaged as a result of the omissions of Delta, and Delta’s actions in force-plugging the well and that its damages are the costs of drilling a new well. Discovery is still ongoing and factual matters are still being investigated and developed in connection with the claims of Apache and the defenses of Delta. Management is vigorously defending this matter. An evaluation of the outcome of this case cannot be made at this time. In the unlikely event that a favorable verdict is received by Apache against Delta, Apache seeks damages which would allow a new well to be drilled at the site. Delta’s expert witness estimates that the cost of unplugging and drilling a new well in the same or similar style of the previous well to be approximately $3.7 million. Apache has estimated the cost to be in excess of $5.6 million. The Company has not recorded any liabilities in connection with this matter because management has determined that this lawsuit is not likely to result in a loss to the Company.

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

Delta Seaboard Well Services, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $347,160 has been recognized through June 30, 2007. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. The Company has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

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

(19) Related Party Transactions

The stock grants to related parties mentioned below were accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

During the first quarter of 2007, the Company issued 108,350 shares of common stock to officers for services representing $530,505 of cost to the Company, of which $500,780 was expensed in 2006. For the three months ended June 30, 2007, the Company issued 6,800 shares of common stock to officers and directors for services representing $34,000 of cost to the Company. Additionally, the Company issued 5,000 shares of AMIN and 100,000 restricted shares of HMDI to the CFO as a sign-on bonus representing $62,000 of cost to the Company.

During the six months ended June 30, 2007, the Company issued 25,200 shares of common stock to Daniel Dror II for services representing $123,900 of cost to the Company. Daniel Dror II is the son of the CEO of the Company.

On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company. See note 12 for additional valuation information.

The Company had a $10,000 note receivable at December 31, 2006, from Daniel Dror II, the son of the CEO of the Company. In 2005, the Company sold an investment of $50,000 to Daniel Dror II, who agreed to reimburse the Company for this investment through a promissory note. The Company believes this transaction was based on the value that would have been received by an independent third party. No gain or loss was realized by the Company on this transaction. A principal payment of $40,000 plus $7,917 in interest was received by the Company in 2006, leaving a balance of $10,000. The promissory note bears interest at 10% and is due in December 2007. The $10,000 balance was received by the Company in June 2007, plus $627 in interest.

The Company has a revolving credit note receivable at December 31, 2006 and June 30, 2007, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother. This note bears interest at the prime rate.

(20) Segment Information

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Hammonds Technical Services	$1,325,929	$1,055,101	$1,976,412	$1,751,896
Hammonds Fuel Additives	234,414	263,025	543,422	599,362
Hammonds Water Treatment	857,433	517,533	1,517,341	809,570
Northeastern Plastics	1,524,089	2,095,327	3,857,014	3,787,607
Delta Seaboard	3,085,429	3,620,572	5,745,675	7,463,005
	$7,027,294	$7,551,558	$13,639,864	$14,411,440

Income (loss) from operations:
Hammonds Technical Services	$(350,128)	$(198,815)	$(1,111,529)	$(639,891)
Hammonds Fuel Additives	23,786	19,775	63,948	13,824
Hammonds Water Treatment	29,123	32,631	49,421	84,260
Northeastern Plastics	(98,035)	107,369	(149,330)	54,587
Delta Seaboard and Brenham Oil & Gas	179,327	390,870	260,424	881,341
Corporate	(564,241)	(317,446)	(1,337,924)	(677,940)
Income (loss) from operations	(780,168)	34,384	(2,224,990)	(283,819)
Other income (expenses)	288,916	(69,500)	488,875	(195,530)
Net income (loss) before income tax	$(491,252)	$(35,116)	$(1,736,115)	$(479,349)

Identifiable assets:
Hammonds Technical Services			$8,683,945	$2,590,870
Hammonds Fuel Additives			296,752	2,345,927
Hammonds Water Treatment			677,774	608,090
Northeastern Plastics			5,912,865	5,666,887
Delta Seaboard and Brenham Oil & Gas			7,112,214	6,811,065
Corporate			16,361,912	11,611,590
			$39,045,462	$29,634,429

(21) Subsequent Events

None.

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
  Brenham Oil & Gas - owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0; and
  Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses

Our 40.6% subsidiary, Hammonds Industries, Inc. (OTCBB: "HMDI"), formerly International American Technologies, Inc., is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds"). The Company consolidates HMDI although its ownership is less than 51%, because the Company controls HMDI’s Board of Directors by having designated two of the three members of HMDI's Board of Directors and because the Company controls HMDI’s financing. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses.

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

Results of Operations

Three months Ended June 30, 2007 Compared to Three months Ended June 30, 2006.

Net revenues. For the three months ended June 30, 2007, revenues were $7,027,294, compared to $7,551,558 for the three months ended June 30, 2006. For the six month period ended June 30, 2007, revenues were $13,639,864, compared to $14,411,440 for the same period in 2006. The decline in revenues is due primarily to decreased pipe sales at Delta due to slow industry-wide sales, which were partially offset by increased revenues at Hammonds.

Hammonds’ revenues for the three months ended June 30, 2007 were $2,417,776, compared to $1,835,659 for the three months ended June 30, 2006, representing an increase of $582,117, or 32%. Hammonds’ revenues for the six months ended June 30, 2007 were $4,037,175, compared to $3,160,828 for the same period in 2006, representing an increase of $876,347, or 28%. The increase was due to higher demand for Hammonds Water Treatment products and sales of Hammonds Technical Services’ transport mounted injection systems. Hammonds projected backlog of orders was $5.4 million at June 30, 2007.

Delta reported revenues of $3,085,429 for the three months ended June 30, 2007, compared to $3,620,572 for the same period in 2006. Delta’s revenues for the six months ended June 30, 2007 were $5,745,675, compared to $7,463,005 for the six months ended June 30, 2006.

Revenues at NPI during the three and six months ended June 30, 2007 were $1,524,089 and $3,857,014, respectively, compared to $2,095,327 and $3,787,607, respectively, for the same periods in 2006. At the end of July 2007, NPI had a projected backlog of $5.7 million. NPI's business is seasonal and historically, most of NPI’s revenues have been generated in the third and fourth quarters.

Net loss from operations. Our consolidated net loss from operations for the three month period ended June 30, 2007 was $780,168, compared to net income of $34,384 during the same three month period in the prior year. Consolidated net loss from operations for the six month period ended June 30, 2007 was $2,224,990, compared to a net loss of $283,819 during the same period in 2006.

During the three and six month periods ended June 30, 2007, Delta had net income from operations of $179,327 and $260,424, respectively, compared to $390,870 and $881,341, respectively, for the same periods in 2006. The decline was primarily due to decreased pipe sales and lower gross margins on pipe sales. Material prices and pipe rework costs were higher due to increased fuel costs being passed through by Delta’s vendors.

NPI had a net loss from operations of $98,035 during the three month period ended June 30, 2007, compared to net income from operations of $107,369 for the same period in the prior year. NPI’s net loss from operations for the six month period ended June 30, 2007 was $149,330, compared to net income of $54,587 for the same period in 2006. NPI experienced higher freight and product costs due to higher energy prices and an increase in product liability insurance.

HMDI, our 40.6% owned subsidiary, which owns 100% of Hammonds, reported net losses from operations of $418,571 for the three month period ended June 30, 2007, compared to net losses of $158,205 during the same period in 2006. HMDI’s loss from operations for the six months ended June 30, 2007, was $1,129,132 compared to a loss of $559,352 for the six months ended June 30, 2006. The decline was primarily due to increased sales and marketing expenses associated Hammonds’ new line of omni direction utility vehicles (ODVs), the on-going sales and marketing efforts associated with all of its product lines, and the increase in amortization costs of the patents and trademarks. Hammonds recently purchased capital equipment, including a CNC controlled plasma steel cutting system, a state-of-the-art painting facility, multiple material handling cranes throughout the production area, an automated production saw and a new mill for the machine shop. In addition to tools, Hammonds installed new compressed air systems, new production flow testing stands, hydrostatic test stations, and expanded plant lighting and power distribution to support additional welding and assembly stations. This new machinery will significantly increase production capability and efficiency. In addition, Hammonds is implementing manufacturing and cost saving procedures in order to generate increased revenues with greater cost efficiencies.

Corporate operating expenses increased by $246,795 and $659,984 during the three- and six-month periods ended June 30, 2007, respectively, compared to the same periods in the prior year. For the six months ended June 30, 2007, compensation costs increased by $204,000 and legal and professional fees increased by $65,000 related to lawsuit settlements. Additionally, Corporate incurred real estate consulting fees of $65,000, "key" man life insurance of $25,000, and reduced reimbursements for rent and management fees of $284,000. In the the six-month period ended June 30, 2006, Corporate operating expenses included offsets for $167,000 in rent charged to Hammonds and a non-affiliated company for the Rankin Road property, which was sold to a third party in December 2006. Hammonds now pays rent directly to the third party owner of the property. The remaining $117,000 in reduced reimbursements represents lower charges to the subsidiaries for management and consulting fees, which are reflected in lower expenses at the subsidiaries.

Other income. Other income was $288,916 for the three month period ended June 30, 2007, compared to other expenses of $69,500 for the same period in the prior year. Other income was $488,875 for the six months ended June 30, 2007, compared to other expenses of $195,530 for the six months ended June 30, 2006. For the three and six months ended June 30, 2007, interest and dividend income increased by $233,162 and $333,613, respectively, compared to the same periods in 2006, primarily due to a significant increase in investment in certificates of deposit and interest on notes receivable. Delta recognized other income for a Texas Emissions Reduction Plan (TERP) grant from the Texas Commission on Environmental Quality in the amount of $347,160. TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (NOx) than required under the current federal standard for the horsepower of the engines. The total grant awarded to Delta is $1,157,273 and the remainder of this amount will be recognized as the engines are replaced. For more information about this grant, see footnote 15.

Net realized/unrealized gain on trading securities was $13,366 for the six month period ended June 30, 2007, compared to a loss of $10,714 for the same six month period in the prior year. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is a gain of $47,999 in 2007. Interest expense was $155,531 higher in the first half of 2007 than it was in the same period in 2006.

Net loss. Net loss was $687,366 and $1,980,266, respectively, for the three and six months ended June 30, 2007, compared to $168,314 and $851,977, respectively, for the same period in 2006.

Liquidity and Capital Resources

Total assets/liabilities. Total assets at June 30, 2007 were $39,045,462, compared to $36,596,931 at December 31, 2006. Total liabilities at June 30, 2007 were $17,397,209, compared to $14,034,924 at December 31, 2006. At June 30, 2007, consolidated working capital was $20,179,073, compared to working capital of $17,625,203 at December 31, 2006. Our consolidated cash position at June 30, 2007 was $2,919,185 compared to $3,275,803 at December 31, 2006.

Cash flow from operations. For the six months ended June 30, 2007, we had negative cash flow from operations of $2,861,690, compared to negative cash flow from operations of $565,698 during the same period in the prior year. This decrease was the result of an increase in our net loss from $851,977 for six months ended June 30, 2006 to $1,980,266 for the six months ended June 30, 2007. Our net loss of $1,980,266 was offset by non-cash compensation of $412,460 and depreciation and amortization expenses of $576,347. Our inventories increased by $970,538 for the six months ended June 30, 2007, compared to an increase of $815,819 during the six months ended June 30, 2006. We reduced accounts receivable during the six months ended June 30, 2007 by $494,574 compared to $1,479,271 during the same six month period in the prior year. Trading securities decreased by $268,175 during the six months ended June 30, 2007. Prepaid expenses increased by $523,512, other assets increased by $517,812, and accounts payable decreased by $461,199 for the six months ended June 30, 2007.

Cash flow from investing activities. Our investing activities used $83,848 during the six month period ended June 30, 2007, as a result of a net reduction in investment in certificates of deposit of $114,000, receipts of principal payments on notes receivable of $340,498, offset by purchases of property and equipment of $522,256. This is compared to cash provided by investing activities during the same period in the prior year in the amount of $150,742, as a result of receipts of principal payments on long-term notes of $191,772, a net reduction in certificates of deposit of $406,734, offset by purchases of property and equipment of $167,018 and loans to related parties of $255,553.

Cash flow from financing activities. During the six months ended June 30, 2007, our financing activities provided $2,588,920 compared to cash provided of $412,070 during the same period of 2006. During the 2007 period, we received net proceeds from the issuance of common stock of our subsidiary in the amount of $694,672, from short-term borrowings in the amount of $657,420, from long-term debt of $362,185, and from line-of-credit agreements of $1,518,218. We made payments of $322,609 on short-term notes and principal payments on long-term debt of $64,759 during the six month period ended June 30, 2007. Margin loans declined by $194,762 and the Company purchased 14,000 shares of treasury stock at a cost of $61,445.

Real estate. During the second quarter of 2007, the Company purchased a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sell with a real estate broker. The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas, which is carried at historic cost basis of $225,000. The property's appraised value is substantially more than the book value. In November 2005, the Company signed a contract for sale of the property for cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P., a well-recognized developer of waterfront properties in the Houston, Texas area. The development of the property requires permits from certain governmental agencies, which permits, the developer believes, can be obtained in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS Back to Table of Contents

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2007, due to the generally short maturities of these items. At June 30, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of June 30, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

Equity Investments. We are exposed to equity price risk on our portfolio of trading securities. As of June 30, 2007, our total equity holdings in publicly traded companies were valued at $569,445 compared to $724,255 at December 31, 2006. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. The Company seeks to manage exposure to adverse equity returns by maintaining diversified securities portfolios.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(284,723)	$(199,306)	$(85,417)

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

The Registrant's subsidiary Delta Seaboard Well Service is a defendant in two lawsuits related to the same matter: (i) Fort Apache Energy, Inc. v. Delta Seaboard Well Service, pending in the 334th Judicial District Court of Harris County, TX, in which Apache alleges that Delta damaged Apache in connection with Delta’s plugging a minimally producing Apache well for which Apache contracted with Delta to plug. Apache is seeking monetary damages equal to the cost of drilling a new well. Delta’s expert estimates that the cost of unplugging and drilling a new well to be approximately $3.7 million while Apache is seeking approximately $5.6 million. Pre-trial discovery is ongoing and the Company believes that it has meritorious defenses to Apache’s claims but cannot predict the outcome at this time; and (ii) Gemini Insurance Company v. Delta Seaboard Well Services, pending in the the 164th Judicial District Court of Harris County, TX, which action relates to the Apache matter above. Delta was insured under a Gemini CGL insurance policy during the relevant period that Delta was providing well-plugging service to Apache. Delta made a claim with Gemini, its insurance carrier, demanding Gemini provide for Delta’s defense in the Apache case. Gemini has filed an action against Delta seeking a declaratory judgment that it is not obligated to provide a defense and Delta has counterclaimed seeking to have the policy enforced as well as alleging breach of insurance contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith in refusing coverage. Discovery is pending and management is vigorously defending this matter and pursuing its counterclaims. The Company cannot predict the outcome at this time. In the event that Delta is found liable to Apache for damages in the amount asserted, and Delta does not prevail against Gemini, its insurance carrier, the Company’s financial condition could be adversely effected.

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: August 13, 2007

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated: August 13, 2007