Form 10-Q
period 2007-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2007-11-08
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 30, 2007, the Registrant had 6,843,242 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)	(Restated)(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,993,361	$3,275,803
Certificate of deposit	4,825,000	6,139,000
Trading securities	3,245,987	724,255
Accounts receivable, less allowance for doubtful accounts
of $239,133 at September 30, 2007 and $232,307 at December 31, 2006	5,777,417	5,221,072
Current portion of notes receivable	3,661,529	1,021,593
Accounts and notes receivable from related parties	-	235,000
Inventories	8,490,273	5,303,418
Real estate acquired for resale	1,909,066	225,000
Drilling rigs held for sale	187,611	187,611
Prepaid expenses and other current assets	696,309	320,498
Total current assets	32,786,553	22,653,250

Long-term notes receivable, less current portion	1,007,501	4,043,322
Investment in Whittingdon Oil & Gas	6,000	6,000
Property and equipment, net of accumulated depreciation and amortization	4,260,530	3,141,867
Goodwill, less accumulated amortization of
$205,295 at September 30, 2007 and December 31, 2006	674,539	674,539
Patents and trademarks, net of amortization	5,584,219	6,038,870
Other assets	83,687	39,083
Total assets	$44,403,029	$36,596,931
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$5,690,340	$3,667,108
Margin loans from financial institutions	427,439	341,058
Short-term notes payable	320,336	917,301
Current installments of long-term debt	49,692	102,580
Total current liabilities	6,487,807	5,028,047

Long-term debt, less current installments	11,343,258	6,945,282
Deferred tax liability	503,200	503,200
Minority interest	1,770,704	1,558,395
Total liabilities	20,104,969	14,034,924

Stockholders' equity:
Preferred stock, $0.001par value, 1,000,000 authorized: none issued
Common stock, $0.001 par value, 10,000,000 authorized:
6,843,242 shares issued and 6,808,380 shares outstanding at September 30, 2007;
5,340,852 shares issued and 5,335,452 shares outstanding at December 31, 2006	6,843	5,341
Additional paid-in capital	45,012,347	37,324,641
Accumulated deficit	(20,538,609)	(15,229,064)
Common stock issuance obligation	-	508,620
	24,480,581	22,609,538
Less treasury stock, at cost (34,862 shares at September 30, 2007
and 5,400 shares at December 31, 2006)	(182,521)	(47,531)
Total stockholders' equity	24,298,060	22,562,007
Total liabilities and stockholders' equity	$44,403,029	$36,596,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and nine months ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(restated)		(restated)

Revenues	$8,276,370	$9,936,232	$21,916,235	$24,347,673
Costs and expenses:
Cost of sales	5,098,197	7,328,268	14,054,552	16,393,018
Selling, general and administrative	4,204,701	4,144,495	11,113,201	9,775,004
Total operating expenses	9,302,898	11,472,763	25,167,753	26,168,022

Operating income (loss)	(1,026,528)	(1,536,531)	(3,251,518)	(1,820,349)

Other income (expenses):
Settlement proceeds from sale of Nixon Refinery	-	2,000,000	-	2,000,000
Interest and dividend income	245,725	235,984	678,889	335,535
Finance expense for issuance of preferred stock of subsidiary	(386,334)	-	(386,334)	-
Realized gains (losses) on investments	63,112	3,045	(565,897)	3,045
Unrealized gains (losses) on trading securities	155,956	(42,886)	798,330	(53,600)
Interest expense	(262,995)	(272,738)	(723,592)	(577,804)
Texas Emissions Reduction Plan Grant	84,435	-	431,595	-
Gain (loss) on sale of assets	-	(10,466)	3,944	(10,466)
Other income (expense)	(220,398)	160,835	(68,559)	181,534
Total other income (expenses)	(320,499)	2,073,774	168,376	1,878,244

Net income (loss) before income tax	(1,347,027)	537,243	(3,083,142)	57,895
Provision for income taxes	(48,358)	-	(48,358)	-

Net income (loss) from operations before minority interest	(1,395,385)	537,243	(3,131,500)	57,895
Minority interest	31,843	158,519	(212,308)	(214,109)
Net income (loss)	$(1,363,542)	$695,762	$(3,343,808)	$(156,214)

Preferred dividends of subsidiary
Regular dividends	(45,000)	(20,000)	15,425	(20,000)
Deemed dividend	(1,981,162)	(1,290,898)	(1,981,162)	(1,290,898)
Net loss applicable to common shareholders	(3,389,704)	(615,136)	(5,309,545)	(1,467,112)

Net loss applicable to common shareholders:
Basic and diluted	$(0.60)	$(0.13)	$(0.96)	$(0.33)

Weighted average common shares:
Basic and diluted	5,692,509	4,562,728	5,547,230	4,423,908

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
		(restated)

Cash flows from operating activities:
Net loss	$(3,343,808)	$(156,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	884,607	587,713
Finance expense for issuance of preferred stock of subsidiary	386,334	-
Common shares issued for services	854,580	824,265
Compensation - stock warrants	70,685	-
Realized (gains) losses on the sale of trading securities	565,897	(3,045)
Unrealized (gain) losses on the sale of trading securities	(798,330)	53,600
Note receivable for refinery settlement	-	(1,000,000)
Stock returned in lawsuit settlement	(39,600)	-
Receivable obligation released in lawsuit settlement	225,000	-
Texas Emissions Reduction Plan Grant	(431,595)	-
(Gain) loss on sale of assets	(3,944)	10,466
Minority interest	212,308	214,109
Escrow held for sale of property	-	(15,361)
Miscellaneous write-off	-	(22,684)
(Increase) decrease of operating assets, net of acquisition of subsidiary:
Accounts receivable	(556,346)	(2,531,781)
Trading securities	(1,077,298)	340,505
Inventories	(3,186,855)	(1,641,628)
Prepaid expenses and other current assets	(375,811)	(521,364)
Other assets	(44,605)	20,795
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	2,038,657	1,949,179
Net cash used in operating activities	(4,620,124)	(1,891,445)

Cash flows from investing activities:
Purchase of property and equipment	(1,076,361)	(252,606)
Costs of securing patents and trademarks	(40,718)	(25,193)
Proceeds from the sale of property	4,000	-
Issuance of note receivable	(27,000)	-
Investment in certificate of deposit	(6,100,000)	(850,000)
Redemption of certificate of deposit	7,414,000	400,000
Notes receivable	422,885	423,689
Loans to/from related parties	10,000	(180,000)
Net cash provided by (used in) investing activities	606,806	(484,110)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	1,570,218	513,110
Proceeds from short-term debt	1,657,420	391,121
Proceeds from long-term debt	662,184	2,020,952
Margin loans	86,380	(132,584)
Proceeds from issuance of common stock of subsidiary	694,672	-
Proceeds from issuance of preferred stock of subsidiary	1,981,162	2,727,746
Customer deposits	-	266
Principal payments on short-term debt	(1,722,514)	(1,221,931)
Principal payments on long-term debt	(103,250)	(109,449)
Acquisition on treasury stock	(95,396)	-
Net cash provided by financing activities	4,730,876	4,189,231

Net increase (decrease) in cash and cash equivalents	717,558	1,813,676
Cash and cash equivalents at beginning of year	3,275,803	2,709,105
Cash and cash equivalents at end of year	$3,993,361	$4,522,781

Supplemental schedule of cash flow information:
Interest paid	$723,592	$577,804

Non-cash transactions:
Issuance of note payable for real estate acquired for sale	$1,684,066	$-
Issuance of common stock for the purchase of OI Corporation common stock	$1,212,000	$-
Transfer of note payable for land and building	$-	$(410,393)
Issuance of note payable for office equipment	$-	$20,524

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Northeastern Plastics, Inc., and Brenham Oil & Gas, Inc., and its majority owned subsidiary , Delta Seaboard Well Services, Inc. and its 39.5% owned subsidiary, Hammonds Industries, Inc. (OTCBB: "HMDI"), formerly International American Technologies, Inc. (“Hammonds”).  In accordance with FIN46(r), the Company consolidates Hammonds although its ownership is less than 51%, because the Company exercises the right to elect three of the four members of Hammonds' board of directors and because the Company controls the Hammonds’ financing. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141, the acquisition of Hammonds has been recorded using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Hammonds see note 2.

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

During April, 2005, the Company's subsidiary International American Technologies, Inc., n/k/a Hammonds Industries, Inc., acquired Hammonds Technical Services, Inc. for a purchase price of approximately $2,455,700. Long-lived assets totaling $2,958,900 were recognized as a result of the acquisition. The operations of Hammonds Technical Services are included in the consolidated statements of operations from date of acquisition.

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

On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc., by issuing Carl Hammonds 16,000,000 restricted shares or 44.4% of HMDI common stock at a conversion rate of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of Hammonds.

September 30, 2007 and December 31, 2006 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2006 and September 30, 2007, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

New Standards Implemented

In May 2005, the Financial Accounting Standards Board ("FASB" ) issued Statement of Financial Accounting Standard ( "SFAS" ) No. 154, Accounting Changes and Error Corrections . SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

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

(2) Acquisition of Hammonds Technical Services, Inc.

On February 28, 2005,  the Company's subsidiary, International American Technologies, Inc. n/k/a Hammonds Industries, Inc. (“Hammonds”), entered into a Stock Purchase Agreement  to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation in consideration for Hammonds or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) issuing 145,000 restricted shares of the Company’s  common stock to Hammonds  in consideration for a $1,450,000 promissory note. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interests were canceled. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AMIN’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400. Pursuant to the Stock Purchase Agreement, which was effective on April 28, 2005, Hammonds became a 51% owned subsidiary of the Company.

In 2006, Hammonds Technical Services was separated into three separate entities, Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc.

As required by SFAS No. 141, the Company's subsidiary has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $2,455,700 had been allocated at follows:

Current assets	$1,435,939
Property and equipment, net	826,765
Patents and trademarks, net of amortization	2,724,487
Other non-current assets	70,085
Current liabilities	(2,098,376)
Deferred tax credits	(503,200)
$2,455,700

Revenues and expenses are included in HMDI’s statement of operations from May 1, 2005 through September 30, 2007.

(3) Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At September 30, 2007 and 2006, the Company has unrealized trading gains of $798,330 and losses of $53,600, respectively, related to securities held on those dates. These unrealized gains / losses are included in the consolidated statements of operations for the respective years. The Company recorded realized losses of $565,897 for the nine months ended September 30, 2007 and realized gains of $3,045 on the sales of trading securities and for the nine months ended September 30, 2006.  For the quarter ended September 30, 2007, the Company recorded realized gains of $63,112 compared to realized gains of $3,045 during the same quarter of 2006.  The Company sold 180,500 Orion Healthcorp Inc. (AMEX: "ONH") shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is a gain of $47,999 in 2007.

On September 12, 2007, the Company acquired 170,345 shares or approximately 7% of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of AMIN stock for a total purchase price of $2,212,000. The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts.

(4) Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Parts and materials	$1,322,140	$1,332,446
Work in process	631,903	232,451
Finished goods	6,787,523	4,034,699
Less reserve for obsolescence	(251,293)	(296,178)
	$8,490,273	$5,303,418

(5) Real Estate Transactions

During the second quarter of 2007, the Company purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  This property is not going to be developed or being held as inventory by the Company.  The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000. The property's appraised value is substantially more than the book value. In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. No revenue has been recognized for this transaction because the development of the property requires permits from certain governmental agencies, which the developer believes they can obtain timely within the terms of the contract.  As a result, the transaction has not had all the elements necessary for it to be considered a completed revenue recognition event.

(6) Long-term Notes Receivable

Long-term notes receivable at September 30, 2007 consisted of the following:

	September 30, 2007	December 31, 2006
Net note receivable from sale of real estate, principal payment due on or before July 30, 2008	$3,020,044	$3,020,044
Sale of machinery and equipment, principal payment due on or before December 1, 2008	164,000	439,200
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	168,440	190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1
and December 1, through June 1, 2010	875,000	875,000
Sale of drilling rig, principal and interest due monthly through December 31, 2009	239,546	325,000
Other	2,000	15,361
Notes receivable	4,669,030	5,064,915
Less current portion	3,661,529	1,021,593
Notes receivable, less current portion	$1,007,501	$4,043,322

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2007	December 31, 2006
Land		$892,945	$817,595
Building and improvements	20	1,089,231	1,009,001
Machinery and equipment	7-15	3,985,886	2,910,871
Office equipment and furniture	7	813,432	701,682
Automobiles	5	890,189	724,827
		7,671,683	6,163,976
Less accumulated depreciation and amortization		(3,411,153)	(3,022,109)
Net property and equipment		$4,260,530	$3,141,867

Depreciation expense for the three and nine months ended September 30, 2007 was $146,141 and $389,238, respectively.

(8) Intangible Assets

Intangible assets at September 30, 2007 consisted of the following:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,509,498	$752,757	12 years
Trademarks	1,149,199	192,223	10 years
Sole Source Contract	1,144,039	273,537	7 years
Patents, Trademarks, and Sole Source Contract	$6,802,736	$1,218,517	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contract	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2007	$656,983
For year ending December 31, 2008	$642,567
For year ending December 31, 2009	$642,567
For year ending December 31, 2010	$642,567
For year ending December 31, 2011	$642,567

The Company’s patents, trademarks, and sole source contract resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interests of the three Hammonds subsidiaries.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$492,170	12 years
Trademarks	465,199	112,423	10 years
Sole Source Contract	464,039	160,204	7 years
Patents, Trademarks and Sole Source Contracts	$2,735,625	$764,797	11 years

On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing Carl Hammonds 16,000,000 restricted shares or 44.4% of Hammonds' common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the Hammonds. Additionally, the Company incurred costs related to the securing of additional patents totaling $26,393 in 2006 and $40,718 during the nine months ended September 30, 2007. The following table contains a summary of the intangible assets acquired in 2006 and during the quarter ended September 30, 2007:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,703,111	$260,587	12 years
Trademarks	684,000	79,800	10 years
Sole Source Contract	680,000	113,333	7 years
Patents, Trademarks and Sole Source Contracts	$4,067,111	$453,720	11 years

Amortization expense for the three and nine months ended September 30, 2007 was $162,119 and $495,369, respectively.

(9) Short-term Notes Payable To Banks

	September 30, 2007	December 31, 2006
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2008, secured by assets of the Company's subsidiaries	$-	$531,871
Note payable with interest at 10.75%, interest payments due quarterly, with a principal balance due on December 10, 2007	90,459	90,459
Insurance note payable with interest at 7.86%, principal and interest due in monthly payments of $32,492.73 through May 1, 2008	227,449	109,020
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	2,428	12,651
	$320,336	$917,301

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

(10) Long-term Debt

Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
Note payable to a bank, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by a Deed of Trust on the Company’s property	$1,000,000	$1,000,000
Note payable to bank, which allows the Company to borrow up to $2,000,000, interest due monthly at prime plus 1%, principal payment due August 26, 2008, secured by assets of the Company's subsidiary	1,992,189	1,992,189
Note payable to a bank, which allows the Company to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by subsidiary's property	1,821,631	1,469,542
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by property	425,098	426,508
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by property	561,408	588,106
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2009, secured by assets of the Company's subsidiaries	1,750,000	-
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2008	400,000	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 19, 2008	1,000,000	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	76,881	89,354
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary	227,630	-
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on June 1, 2009, secured by real property	1,740,000	-

Note payable to a bank, due in monthly payments of $6,120.38, including interest at 8.25%, through August 9, 2012, secured by property	295,710	-

Other notes with various terms	102,403	82,163
	11,392,950	7,047,862
Less current portion	(49,692)	(102,580)
	$11,343,258	$6,945,282

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

Principal repayment provisions of long-term debt are as follows at September 30, 2007:

2007	$49,692
2008	4,573,030
2009	5,486,444
2010	597,653
2011	170,682
Thereafter	515,449
Total	$11,392,950

(11) Related Party Notes Payable and Accounts Receivable

Transactions related to accounts receivable from related parties arise from compensation arrangements, expense allowances and other similar items conducted in the ordinary course of business.

(12) Capital Stock and Stock Options

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.001 par value per share, of which no shares are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

The Company is authorized to issue up to 10,000,000 shares of Common Stock, of which 720,000 are reserved for issuance pursuant to the exercise of warrants pursuant to an employment agreement with the Company’s Chairman, CEO. On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company.  In connection with the Company's 20% stock dividend to all shareholders on September 19, 2007, the terms of these warrants were adjusted to reflect the dividend, resulting in the warrant being exercisable to buy 172,800 shares for $5.83 per share.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007 as follows:

September 30, 2007
Dividend yield	0.00%
Expected volatility	38.68
Risk free interest	6.25%
Expected lives	2 years

A summary of the status of the Company's stock options to employees as of September 30, 2007, and changes during the periods ending on those dates is presented below:

	Shares		Weighted Average Exercise September 30, 2007
Outstanding at beginning of period	-	$	N/A
Granted	172,800		5.83
Exercised	-		N/A
Canceled	-		N/A
Outstanding and exercisable at end of period	172,800		$5.83
Weighted average fair value of options
granted during the period	172,800		5.83

The following table summarizes information about fixed stock options to employees outstanding at September 30, 2007:

Exercise Price	Number Outstanding and Exercisable at September 30, 2007
$5.83	172,800

(13) Preferred Stock of Subsidiary

In August and September 2006, Hammonds entered into stock purchase agreement with Vision Opportunity Master Fund Limited (“VOMF”) pursuant to the Hammonds  sold to VOMF 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively. (the “August and September 2006 Private Financing Transactions” respectively) and issued VOMF: (i) Series A Warrants to purchase 8,333,333 shares of common stock at $0.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares of common stock at $0.18 per share, expiring in August 2007. In connection with the sale of the Series B Convertible Preferred Stock, Hammonds issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of common stock at $0.50 per share, expiring in September 2011; and (ii) Hammonds agreed to extend the expiration dates on the Series B Warrants issued in the August 2006 Private Financing Transaction from August 2007 to August 2008. Hammonds received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock.

On September 20, 2007, Hammonds  and VOMF agreed to  amend the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of Hammond's newly designated Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per Warrant from which Hammonds received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to Hammonds on August 17, 2007.

The Company’s ownership interest in Hammonds was 51% prior to the Private Financing Transactions with VOMF, which interest decreased  to 39.5% after VOMF’s exercise of all of the Series A, B and C Warrants,  The ownership interest will decrease further if and when VOMF converts its Series A,  B and C Convertible Preferred Stock.

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

We concluded that all components of these issuances should be classified as equity, because the only way for the value of the conversion feature and the fair value of the warrants to be realized is through the issuance of shares. Hammonds has sufficient authorized and unissued shares available to settle the contracts after considering all other commitments that may require the issuance of stock.

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

The Black-Scholes model assumes an active trading market for the underlying security. It does not price in the impact of potential large trades for a thinly traded stock. Since the Company’s common stock is thinly traded, realization of the resulting fair value of the warrants that this model yields is unlikely, due to the large number of shares involved. Other financial models would yield different values, but are less accessible, more costly to produce, and, in the opinion of the Company, are not inherently more meaningful than the method utilized.
The proceeds from the preferred share issuances have been allocated based on the relative fair values of the securities issued as follows:

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 8, 2006	10 to 1	$1,388,888.75	$387,499.34
Warrants A – Aug. 8, 2006	$0.18 / 5 years	1,139,517.82	317,924.97
Warrants B – Aug. 8, 2006	$0.18 / 1 year	709,497.05	197,949.36
Totals		$3,237,903.62	$903,373.67

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 23, 2006	10 to 1	$1,222,222.32	$176,643.37
Warrants A – Aug. 23, 2006	$0.18 / 5 years	1,076,403.58	155,568.71
Warrants B – Aug. 23, 2006	$0.18 / 1 year	826,663.96	119,474.75
Totals		$3,125,289.86	$451,686.83

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred B – Sept. 30, 2006	10 to 1	$3,333,333.20	$726,755.40
Warrants B – Sept. 30, 2006	$0.18 / 1 year	(2,118,000.19)	(461,780.44)
Warrants B – Sept. 30, 2006	$0.18 / 2 years	2,442,305.00	532,487.52
Warrants C – Sept. 30, 2006	$0.50 / 5 years	2,557,476.70	557,598.02
Totals		$6,215,114.71	$1,355,060.50

As part of the Preferred B issuance, the Warrants B with an expiration term of 1 year, which were issued with the Preferred A stock, were cancelled and Warrants B with an expiration term of 2 years were issued. Hammonds accounted for the change in expiration terms as part of the Preferred B issuance because we regard the consideration given for this issuance to include the change in expiration terms.

We have determined that a beneficial conversion feature exists. Based on our review of the "Emerging Issues Task Force" EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499.34
Preferred A – August 23, 2006	176,643.37
Preferred B – September 30, 2006	726,755.40
Total deemed dividend	$1,290,898.11

In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, Hammonds reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to Hammonds. This modification to the initial agreement requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value reduction of $193,559.56 for this modification. Since no additional value was given to the holders of these warrants, no expense has been recognized for the change in exercise price.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants C – March 19, 2007	$0.35	105.33%	6.25%

The Black-Scholes model yielded the following valuations for the warrants

	Exercise Price / Term	Fair Value
Warrants C – March 19, 2007	$0.50 / 4.53 years	$1,018,320.96
Warrants C – March 19, 2007	$0.18 / .79 year	(824,761.40)
Fair value reduction		$193,559.56

On July 25, 2007, Hammonds and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through September 30, 2007. This dividend waiver is recorded in the September 30, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at Hammond's option, in cash or in restricted shares of Hammond's common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to the Company.

We have determined that a beneficial conversion feature exists for the issuance of the Convertible Preferred C Stock, because the fair value of the issuance exceeded the proceeds by $10.6 million, based on a market price of $0.60 vs. the exercise price of $0.10 per share. Based on our review of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds received for the Series C Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."  We allocated the proceeds of $1,981,162 to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders.

The modification of the exercise price to $0.10 per share for the Warrants requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value increase of $386,334 for this modification. Since additional value was given to the holders of these warrants, $386,334 has been recognized and recorded as finance expense in accordance with SFAS No. 123R, Share-Based Payment.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants A, B, & C – September 20, 2007	$0.60	106.18%	6.25%

The Black-Scholes model yielded the following valuations for the warrants:

	Exercise Price / Term	Fair Value
Warrants A, B, & C – September 20, 2007	$0.10 / 0.03 years	$10,518,678
Warrants A, B, & C – September 20, 2007	Original Terms	10,132,344
Fair value reduction		$386,334

(14) Concentration of Credit Risk

The Company maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at September 30, 2007, the Company's cash balances exceeded the limits ($100,000) covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. During the nine months ended September 30, 2007, the Company had one customer on a consolidated basis that accounted for thirteen (13%) percent of the Company's revenues.

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

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. The Company applied this guidance and during the nine months ended September 30, 2007, Delta increased machinery and equipment and recognized other income for this grant in the amount of $431,595.

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. The Company has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.  Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent.  The Company is still determining the effect this will have, but believes it will not materially affect the Company because of the tax loss carryforwards explained in note (16) below.

(16) Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for September 30, 2007 and September 30, 2006.

	September 30, 2007	September 30, 2006
Income (loss) before taxes	$(3,295,450)	$(156,214)

Income tax benefit expense at statutory rate	$(1,120,453)	$(53,113)
Unrealized (gain) loss on securities	(271,432)	18,224
Permanent differences	84,600	84,600
Minority expense	72,185	72,797
Inventory reserve	(15,261)	(94,361)
Other	2,321	(596)
Increase (decrease) in valuation allowance	1,248,040	(27,551)

Tax benefit	$-	$-

The tax effects of the temporary differences between financial statement income and taxable income are recognized as deferred tax asset and liabilities as of September 30, 2007 is set forth below.

September 30, 2007
Deferred tax assets:
Net operating loss	$2,932,951
Total deferred tax asset	2,932,951
Valuation allowance	(2,932,951)

Net deferred asset	$-

September 30, 2007
Deferred tax liability:
Fixed asset temporary difference	$138,775
Intangible asset temporary difference	364,425
Deferred tax liability	$503,200

The Company has an estimated net operating loss carryforward in excess of $9,300,000, which expires from 2024 to 2025. The loss may be limited under Internal Revenue Code Section 382. The Company has an estimated capital loss carryforward of $990,000.

(17) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Basic income (loss) per share:
Net income (loss)	$(1,395,385)	$537,243
Weighted average common shares outstanding	5,692,509	4,562,728
Weighted average common shares outstanding for diluted net income (loss) per share	5,692,509	4,562,728
Net income (loss) per share - basic	$(0.25)	$0.12
Net income (loss) per share - diluted	$(0.25)	$0.12

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Basic income (loss) per share:
Net income (loss)	$(3,131,500)	$57,895
Weighted average common shares outstanding	5,547,230	4,423,908
Weighted average common shares outstanding for diluted net income (loss) per share	5,547,230	4,423,908
Net income (loss) per share - basic	$(0.56)	$0.01
Net income (loss) per share - diluted	$(0.56)	$0.01

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

The Registrant's 51% owned subsidiary, Delta Seaboard Well Service, Inc., is a defendant in two related lawsuits: (i) in Fort Apache Energy, Inc. v. Delta Seaboard Well Service, commenced on  July 26, 2005 and pending in the 334th Judicial District Court of Harris County, TX,  Apache alleged that Delta, which was contracted to provide well-plugging services for Apache, negligently damaged Apache in plugging a minimally producing Apache well and exceeded the contract bid amount, Apache was seeking monetary damages equal to the cost of drilling a new well, which Apache alleged was approximately $5.6 million. Delta’s expert estimated that the cost of unplugging and drilling a new well to be approximately $3.7 million Pre-trial discovery has been completed in this matter and a bench trial was held from September 10-September 17, 2007.  During the bench trial, Apache revised its damage estimate to be between $2-4 million after deducting the costs of a sidetracking procedure and also seeks legal fees in excess of $400,000. While Delta believes that it should prevail in this matter, no decision has been made by the court and Delta cannot predict the outcome at this time; and (ii) in Gemini Insurance Company v. Delta Seaboard Well Services, commenced on May 2, 2006 and pending in the 164th Judicial District Court of Harris County, TX, Gemini filed an action against Delta seeking declaratory judgment that Gemini did not have to defend Delta in the Apache matter. Delta, which was insured under a Gemini CGL insurance policy during the relevant period that Delta provided well-plugging service to Apache, made a claim with Gemini demanding that Gemini provide for Delta’s defense in the Apache case. Delta has counterclaimed against Gemini seeking to have the CGL policy enforced as well as alleging breach of insurance contract, deceptive practices and acting in bad faith Act in refusing coverage. Pre-trial discovery is also pending in this matter. Delta is vigorously defending this matter, believes that it has meritorious defenses and valid counterclaims against Gemini. We cannot predict the outcome of the Gemini matter at this time. In the event that Delta is found liable to Apache for damages, and Delta does not prevail against Gemini, its insurance carrier, the Company’s financial condition could be adversely affected.  Since Delta expects to prevail in these matters, the Company has not recorded any liabilities in connection with these lawsuits.

Delta Seaboard Well Services, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $431,595 has been recognized through September 30, 2007. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. The Company has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

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

During the nine months ended September 30, 2007, the Company issued 37,800 shares of common stock to Daniel Dror II for services representing $188,790 of cost to the Company. Daniel Dror II is the son of the CEO of the Company.

On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company. See note 12 for additional valuation information.

On August 24, 2007, Hammonds issued 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee.

The Company had a revolving credit note receivable at December 31, 2006, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother.  IDCL was a party to the lawsuit between the Company and Orion HealthCorp., Inc. (AMEX: "ONH"), f/k/a SurgiCare, Inc., which was settled by the Company in October 2006.  On August 30, 2007, the Company agreed to release IDCL from this obligation  in consideration for settling the lawsuit and the $225,000 is included in other expense for three and nine months ended September 30, 2007.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Hammonds Technical Services	$1,962,312	$591,696	$3,938,724	$2,343,592
Hammonds Fuel Additives	281,292	316,778	824,714	916,141
Hammonds Water Treatment	839,682	619,389	2,357,023	1,428,959
Northeastern Plastics	2,309,175	5,329,843	6,166,189	9,117,451
Delta Seaboard	2,883,909	3,078,526	8,629,585	10,541,530
	$8,276,370	$9,936,232	$21,916,235	$24,347,673

Income (loss) from operations:
Hammonds Technical Services	$8,275	$(610,953)	$(1,103,253)	$(1,250,844)
Hammonds Fuel Additives	43,229	(61,136)	107,177	(47,311)
Hammonds Water Treatment	38,807	(7,481)	88,228	76,780
Northeastern Plastics	114,422	614,804	(34,908)	669,391
Delta Seaboard and Brenham Oil & Gas	(128,419)	(303,792)	134,540	577,549
Corporate	(1,102,842)	(1,167,973)	(2,443,302)	(1,845,914)
Income (loss) from operations	(1,026,528)	(1,536,531)	(3,251,518)	(1,820,349)
Other income (expenses)	(320,499)	2,073,774	168,376	1,878,244
Net income (loss) before income tax	$(1,347,027)	$537,243	$(3,083,142)	$57,895

Identifiable assets:
Hammonds Technical Services			$9,735,099	$5,044,077
Hammonds Fuel Additives			300,464	422,287
Hammonds Water Treatment			560,901	733,352
Northeastern Plastics			8,731,019	9,283,880
Delta Seaboard and Brenham Oil & Gas			6,962,719	6,811,065
Corporate			18,112,827	18,476,530
			$44,403,029	$40,771,191

(21) Subsequent Events

On October 15, 2007, Hammonds issued 7,142,857 shares of restricted common stock at $0.14 per share to the Company for the conversion of a $1,000,000 promissory note.  After this transaction, the Company's ownership of Hammonds' common stock increased to 56.2% from 39.5% at September 30, 2007.

On October 19, 2007, Nestle Products Corporation (incorporated on October 18, 2007 in the State of Nevada), a wholly-owned subsidiary of the Company, acquired 9.9% of Las Vegas Premium Gold Products, Inc., a private Nevada corporation (“LVPG”), in exchange for 50,000 restricted shares of the Company's common stock valued at $250,000.

(22) Restatement

In response to a letter from the SEC in connection with the review of Hammonds’ Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 13 above, we have restated the financial statements as of September 30, 2006 and December 31, 2006. Because of the complexity of the issue, our letter response to the SEC, including the restatement, has been submitted to the SEC. Upon receipt from the SEC of its acceptance of the restatements, the Company will file an amended 10KSB for the year ended December 31, 2006. The differences are summarized below:

	Three Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net income (loss) applicable to common shareholders	$675,762	$(1,290,898)	$(615,136)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net income (loss) per share applicable to common shareholders – Basic and diluted	$0.15	$(0.28)	$(0.13)

	Nine Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(176,214)	$(1,290,898)	$(1,467,112)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.04)	$(0.29)	$(0.33)

	December 31, 2006
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital	$36,033,743	$1,290,898	$37,324,641
Accumulated deficit	$(13,938,166)	$(1,290,898)	$(15,229,064)

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
  Hammonds Fuel Additives – produces and markets motor and aviation fuel additives;
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
Our 39.5% subsidiary, Hammonds Industries, Inc. (OTCBB: "HMDI"),  is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds"). The Company consolidates Hammonds although its ownership is less than 51%, because the Company exercises the right to elect three of the four members of Hammonds’s board of directors and because the Company controls the Hammonds’ financing. Since Hammonds is incurring losses and there is no minority interest, the Company recognizes 100% of Hammond’s losses.

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

Results of Operations

Three and nine months Ended September 30, 2007 Compared to Three and nine months Ended September 30, 2006.

Net revenues. For the three months ended September 30, 2007, revenues were $8,276,370, compared to $9,936,232 for the three months ended September 30, 2006. For the nine month period ended September 30, 2007, revenues were $21,916,235, compared to $24,347,673 for the same period in 2006.

Hammonds’ revenues for the three months ended September 30, 2007 were $3,083,286, compared to $1,527,863 for the three months ended September 30, 2006, representing an increase of $1,555,423, or 102%. Hammonds’ revenues for the nine months ended September 30, 2007 were $7,120,461, compared to $4,688,692 for the same period in 2006, representing an increase of $2,431,769, or 52%. The increase was due to higher demand for Hammonds Water Treatment products and sales of Hammonds Technical Services’ transport mounted injection systems. Hammonds' backlog of orders was $4.8 million at September 30, 2007, compared to a backlog of orders of $5.0 million at September 30, 2006.

Delta reported revenues of $2,883,909 for the three months ended September 30, 2007, compared to $3,078,526 for the same period in 2006. Delta’s revenues for the nine months ended September 30, 2007 were $8,629,585, compared to $10,541,530 for the nine months ended September 30, 2006.  The decrease in revenues at Delta is primarily due to decreased pipe sales, which have declined industry-wide.

Revenues at NPI during the three and nine months ended September 30, 2007 were $2,309,175 and $6,166,189, respectively, compared to $5,329,843 and $9,117,451, respectively, for the same periods in 2006. The decline in revenues is due primarily to a shift in shipments to a major customer from the third quarter in 2006 to the forth quarter in 2007.  In addition, customers changed the assortment of NPI products that they carry, resulting in a reduction in sales through the third quarter of 2007.  The Company believes that the future impact of this reduction will be mitigated through replacement business with new and existing customers.  NPI is in final negotiations with a major "big box" store chain to distribute its Good Choice night light and wall tap products in the 4th quarter of 2007.  NPI's business is seasonal and historically, most of NPI’s revenues have been generated in the third and fourth quarters. At the end of September 2007, NPI had a backlog of $5.4 million, compared to a backlog of orders of $4.5 million at September 30, 2006.

Net loss from operations. Our consolidated net loss from operations for the three-month period ended September 30, 2007 was $1,026,528, compared to $1,536,531 during the same three-month period in the prior year. Consolidated net loss from operations for the nine-month period ended September 30, 2007 was $3,251,518, compared to a net loss of $1,820,349 during the same period in 2006.

During the three and nine-month periods ended September 30, 2007, Delta had a net loss from operations of $128,419 and net income of $134,540, respectively, compared to a net loss of $303,792 and net income of $577,549, respectively, for the same periods in 2006. The decline was primarily due to decreased pipe sales and lower gross margins on pipe sales. Material prices and pipe rework costs were higher due to increased fuel costs being passed through by Delta’s vendors.

NPI had net income from operations of $114,422 during the three-month period ended September 30, 2007, compared to net income from operations of $614,804 for the same period in the prior year. NPI’s net loss from operations for the nine-month period ended September 30, 2007 was $34,908, compared to net income of $669,391 for the same period in 2006. NPI experienced higher freight and product costs due to higher energy prices and an increase in product liability insurance.

Hammonds Industries, Inc., reported net losses from operations of $419,244 for the three-month period ended September 30, 2007, compared to net losses of $746,259 during the same period in 2006. Hammonds’ loss from operations for the nine months ended September 30, 2007, was $1,548,376 compared to a loss of $1,305,610 for the nine months ended September 30, 2006. The increase in net loss for the nine-month period ended September 30, 2007 was primarily due to increased sales and marketing expenses associated Hammonds’ new line of omni direction utility vehicles (ODVs), the on-going sales and marketing efforts associated with all of its product lines, and the increase in amortization costs of the patents and trademarks. Hammonds recently purchased capital equipment, including a CNC controlled plasma steel cutting system, a state-of-the-art painting facility, multiple material handling cranes throughout the production area, an automated production saw and a new mill for the machine shop. In addition, Hammonds installed new compressed air systems, new production flow testing stands, hydrostatic test stations, and expanded plant lighting and power distribution to support additional welding and assembly stations.  The cost of the new equipment, machinery and systems was $40,670 and $109,847 during the three and nine-month periods ended September 2007. This new machinery will significantly increase production capability and efficiency. In addition, Hammonds is implementing manufacturing and cost saving procedures in order to generate increased revenues with greater cost efficiencies.

Corporate operating expenses decreased by $65,131 and increased by $597,388 during the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods in the prior year. For the nine months ended September 30, 2007, Corporate incurred real estate consulting fees of $202,034, "key" man life insurance of $25,000, and reduced reimbursements for rent and management fees of $354,000. In the nine-month period ended September 30, 2006, Corporate operating expenses included offsets for $287,000 in rent charged to Hammonds and a non-affiliated company for the Rankin Road property, which was sold to a third party in December 2006. Hammonds now pays rent directly to the third party owner of the property. The remaining $67,000 in reduced reimbursements represents lower charges to the subsidiaries for management and consulting fees, which are reflected in lower expenses at the subsidiaries.

Other income. Other expense was $320,499 for the three month period ended September 30, 2007, compared to other income of $2,073,774 for the same period in the prior year. Other income was $168,376 for the nine months ended September 30, 2007, compared to other income of $1,878,244 for the nine months ended September 30, 2006. In September 2007, we were required to recognize a non-cash finance expense of $386,334 associated with Hammonds' issuance and sale of Series A, B and C Convertible Preferred Stock (See footnote 13).  Other income for the three and nine months ended September 30, 2006, included $2,000,000 received in connection with the settlement of the lawsuit involving the Nixon Refinery transaction.. For the three and nine months ended September 30, 2007, interest and dividend income increased by $9,741 and $343,354, respectively, compared to the same periods in 2006, primarily due to a significant increase in investment in certificates of deposit and interest on notes receivable. Delta recognized other income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $431,595 for the nine months ended September 30, 2007. For further disclosure regarding the TERP grant, see note 15.

Net realized/unrealized gain on trading securities was $232,433 for the nine-month period ended September 30, 2007, compared to a loss of $50,555 for the same nine-month period in the prior year. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is a gain of $47,999 in 2007. Interest expense was $155,531 higher in the first half of 2007 than it was in the same period in 2006.

Net loss. Net loss was $1,363,542 and $3,343,808, respectively, for the three and nine-months ended September 30, 2007, compared to net income of $695,762 and net loss of $156,214, respectively, for the same period in 2006.

Liquidity and Capital Resources

Total assets/liabilities. Total assets at September 30, 2007 were $44,403,029, compared to $36,596,931 at December 31, 2006. Total liabilities at September 30, 2007 were $20,104,969, compared to $14,034,924 at December 31, 2006. At September 30, 2007, consolidated working capital was $26,298,746, compared to working capital of $17,625,203 at December 31, 2006. Our consolidated cash position at September 30, 2007 was $3,993,361 compared to $3,275,803 at December 31, 2006.

Cash flow from operations. For the nine months ended September 30, 2007, we had negative cash flow from operations of $4,620,124 compared to negative cash flow from operations of $1,891,445 during the same period in the prior year. This decrease was the result of an increase in our net loss from $156,214 for nine months ended September 30, 2006 to $3,343,808 for the nine months ended September 30, 2007. Our net loss of $3,343,808 was offset by non-cash compensation of $925,265, depreciation and amortization expenses of $884,607, and non-cash finance expenses associated with the Series C Preferred Stock Issuance for HMDI of $386,334. Our inventories increased by $3,186,855 for the nine months ended September 30, 2007, compared to an increase of $1,641,628 during the nine months ended September 30, 2006, which increase negatively impacted our cash flow from operations. Our Accounts receivable increased during the nine months ended September 30, 2007 by $556,346 compared to an increase of $2,531,781 during the same nine-month period in the prior year. Trading securities increased by $1,077,298 during the nine months ended September 30, 2007. Prepaid expenses increased by $375,811, other assets increased by $44,605, and accounts payable increased by $2,038,657 for the nine months ended September 30, 2007.

The Company’s subsidiary, Hammonds, entered into preferred stock purchase agreements with VOMF, with the strategic objectives of:  raising capital for Hammonds’ production lines and expand production capacity to meet increasing orders and providing liquidity for Hammonds.

Cash flow from investing activities. Our investing activities provided $606,806 during the nine-month period ended September 30, 2007, as a result of a net reduction in investment in certificates of deposit of $1,314,000, receipts of principal payments on notes receivable of $422,885, offset by purchases of property and equipment of $1,076,361. This is compared to cash used in investing activities during the same period in the prior year in the amount of $484,110, as a result of receipts of principal payments on long-term notes of $423,689, a net reduction in certificates of deposit of $450,000, and purchases of property and equipment of $252,606 and loans to related parties of $180,000.

Cash flow from financing activities. During the nine months ended September 30, 2007, our financing activities provided $4,730,876 compared to cash provided of $4,189,231 during the same period of 2006. We received  net proceeds of $1,981,162 from the issuance of 2,102,960 shares of Hammonds' Series C Convertible Preferred Stock in connection with the exercise by VOMF of all outstanding Series A, B and C Warrants in September 2007, net proceeds of $694,672 from the issuance of 3,970,400 shares of Hammonds' common stock upon the exercise by VOMF of Series C Warrants in March 2007, $1,657,420 from short-term borrowings, $662,184 from long-term debt, and from line-of-credit agreements of $1,570,218. We made payments of $1,722,514 on short-term notes and principal payments on long-term debt of $103,250 during the nine month period ended September 30, 2007. Margin loans increased by $86,380 and the Company purchased 20,662 shares of treasury stock at a cost of $95,396.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2007, due to the generally short maturities of these items. At September 30, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of September 30, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

Equity Investments. We are exposed to equity price risk on our portfolio of trading securities. As of September 30, 2007, our total equity holdings in publicly traded companies were valued at $3,245,987 compared to $724,255 at December 31, 2006. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. The Company seeks to manage exposure to adverse equity returns by maintaining diversified securities portfolios.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(1,622,994)	$(1,136,095)	$(486,898)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant's 51% owned subsidiary, Delta Seaboard Well Service, Inc., is a defendant in two related lawsuits: (i) in Fort Apache Energy, Inc. v. Delta Seaboard Well Service, commenced on  July 26, 2005 and pending in the 334th Judicial District Court of Harris County, TX,  Apache alleged that Delta, which was contracted to provide well-plugging services for Apache, negligently damaged Apache in plugging a minimally producing Apache well and exceeded the contract bid amount, Apache was seeking monetary damages equal to the cost of drilling a new well, which Apache alleged was approximately $5.6 million. Delta’s expert estimated that the cost of unplugging and drilling a new well to be approximately $3.7 million Pre-trial discovery has been completed in this matter and a bench trial was held from September 10-September 17, 2007. During the bench trial, Apache revised its damage estimate to be between $2-4 million after deducting the costs of a sidetracking procedure and also seeks legal fees in excess of $400,000. While Delta believes that it should prevail in this matter, no decision has been made by the court and Delta cannot predict the outcome at this time; and (ii) in Gemini Insurance Company v. Delta Seaboard Well Services, commenced on May 2, 2006 and pending in the 164th Judicial District Court of Harris County, TX, Gemini filed an action against Delta seeking declaratory judgment that Gemini did not have to defend Delta in the Apache matter. Delta, which was insured under a Gemini CGL insurance policy during the relevant period that Delta provided well-plugging service to Apache, made a claim with Gemini demanding that Gemini provide for Delta’s defense in the Apache case. Delta has counterclaimed against Gemini seeking to have the CGL policy enforced as well as alleging breach of insurance contract, deceptive practices and acting in bad faith Act in refusing coverage. Pre-trial discovery is also pending in this matter. Delta is vigorously defending this matter, believes that it has meritorious defenses and valid counterclaims against Gemini. We cannot predict the outcome of the Gemini matter at this time. In the event that Delta is found liable to Apache for damages, and Delta does not prevail against Gemini, its insurance carrier, the Company’s financial condition could be adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

(b)  Reports on Form 8-K During the Period Covered by this Report:  The Registrant filed the following Forms 8-K:  on August 2, 2007 with disclosure under Item 8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits"; on August 21, 2007 with disclosure under Item 3.01 "Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, Transfer of Listing", Item 8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits"; on August 30, 2007 with disclosure under Item 8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits"; on September 12, 2007 with disclosure under Item 3.02 "Unregistered Sales of Equity Securities", Item 8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits"; on September 24, 2007 with disclosure under Item 8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: November 7, 2007

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  November 7, 2007