Form 10-Q/A
period 2007-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2007-11-19
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
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

AMERICAN INTERNATIONAL INDUSTRIES, INC.

EXPLANATORY NOTE

We are amending this filing to correct percentage ownership calculation described in the subsequent events note to the financial statements (Note 21).

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

(21) Subsequent Events

On October 15, 2007, Hammonds issued 7,142,857 shares of restricted common stock at $0.14 per share to the Company for the conversion of a $1,000,000 promissory note.  After this transaction, the Company's ownership of Hammonds' common stock increased to 48.2% from 39.5% at September 30, 2007.

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: November 19, 2007

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  November 19, 2007