Form 10QSB/A
period 2006-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2008-03-18
CIK 1073146

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of HMDI’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the quarter ended September 30, 2006.

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

Each share of IMTG Series A and Series B Preferred Stock is convertible into ten shares of IMTG common stock. The Company’s ownership percentage in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the August and September 2006 private financing transactions into shares of IMTG common stock. The Company's IMTG subsidiary received net proceeds of approximately $2,710,121 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF.

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

In response to a letter from the SEC in connection with the review of HMDI’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the quarter ended September 30, 2006.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the quarter ended September 30. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of September 30, 2006, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: March 18, 2008

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated: March 18, 2008

Financial Statements Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets Back to Table of Contents
September 30, 2006 and December 31, 2005

	September 30, 2006	December 30, 2005
	(Unaudited)	(Audited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$4,522,781	$2,709,105
Certificates of deposit	2,450,000	2,000,000
Trading securities	670,198	1,061,259
Accounts receivable, less allowance for doubtful accounts of
$320,611 at September 30, 2006 and $322,365 at December 31, 2005	7,675,680	5,143,899
Current portion notes receivable	503,408	249,096
Accounts and notes receivables from related parties	275,000	95,001
Inventories	6,331,028	4,689,399
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	187,611	325,753
Prepaid expenses and other current assets	716,654	195,290
Total current assets	23,557,360	16,693,802

Long-term notes receivable	4,856,046	3,868,686
Property and equipment, net of accumulated depreciation and amortization	5,353,669	6,293,674
Goodwill, less accumulated amortization of $205,295 at September 30, 2006
and December 31, 2005	674,539	674,539
Patents and trademarks, net of amortization	6,253,987	2,536,263
Other assets	75,590	96,385
Total assets	$40,771,191	$30,163,349

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$5,710,355	$3,793,462
Margin loans from financial institutions	274,365	406,949
Short-term notes payable	4,125,259	4,257,469
Current installments of long-term debt	436,991	306,355
Total current liabilities	10,546,970	8,764,235

Long-term debt, less current installments	7,628,408	6,393,206
Deferred tax liability	503,200	503,200
Minority interest	1,817,878	1,603,769
Total liabilities	20,496,456	17,264,410

Stockholders' equity:
Preferred stock, $.001 par value. authorized 1,000,000 shares: none issued.	-	-
Common stock, $.001 par value. authorized 10,000,000 shares:
5,304,502 shares issued and 5,299,102 shares outstanding
at September 30, 2006; and 4,318,660 shares issued and
4,313,260 shares outstanding at December 31, 2005	5,304	4,319
Additional paid-in capital	37,131,515	28,389,591
Accumulated deficit	(16,914,553)	(15,447,440)
Common stock issuance obligation	100,000	-
	20,322,266	12,946,470
Less treasury stock, at cost (5,400 shares)	(47,531)	(47,531)
Total stockholders' equity	20,274,735	12,898,939
Total liabilities and stockholders' equity	$40,771,191	$30,163,349

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations Back to Table of Contents
Three and nine months ended September, 30 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$9,936,232	$9,046,634	$24,347,673	$18,032,255
Costs and expenses:
Cost of sales	7,328,268	6,129,144	16,393,018	10,926,031
Selling, general and administrative	4,144,495	2,479,305	9,775,004	6,759,276
Total operating expenses	11,472,763	8,608,449	26,168,022	17,685,307

Operating income (loss)	(1,536,531)	438,185	(1,820,349)	346,948

Other income (expenses):
Settlement proceeds from sale of Nixon Refinery	2,000,000	-	2,000,000	-
Interest and dividend income	235,984	213,877	335,535	334,950
Realized gains (losses) on investments	3,045	(26,955)	3,045	(438,955)
Unrealized gain and (losses) on trading securities	(42,886)	(330,333)	(53,600)	(2,021,250)
Gain (loss) on sale of assets	(10,466)	-	(10,466)	-
Oil and gas royalty income	587	3,671	3,786	3,671
Interest expense	(272,738)	(128,744)	(577,804)	(194,841)
Other income (expense)	160,248	67,280	177,748	588,738
Total other income (expenses)	2,073,774	(201,204)	1,878,244	(1,727,687)

Net income (loss) before income tax	537,243	236,981	57,895	(1,380,739)
Provision for income taxes	-	-	-	-
Net income (loss) from operations before minority interest	537,243	236,981	57,895	(1,380,739)
Minority interest	158,519	(43,132)	(214,109)	(440,303)
Net income (loss)	$695,762	$193,849	$(156,214)	$(1,821,042)

Preferred dividend	(1,310,898)	-	(1,310,898)	-
Net earnings (loss) applicable to common shareholders	(615,136)	193,849	(1,467,112)	(1,821,042)

Net earnings (loss) applicable to common shareholder:
Basic	$(0.13)	$0.05	$(0.33)	$(0.57)

Weighted average common shares:
Basic	4,562,728	3,620,352	4,423,908	3,204,678

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

(10) Preferred Stock (Restated)

The Company’s subsidiary, IMTG, entered into preferred stock agreements with VOMF, described below, with the strategic objectives to raise working capital funds, bring in outside investors, and provide liquidity for the IMTG’s common shares.

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

Each share of Series A and B Convertible Preferred Stock is convertible into ten shares of the Company's common stock. The Company received net proceeds of approximately $2,710,121 from the sale of Series A and Series B Preferred Stock and will receive gross proceeds of $7,166,666 if all of the warrants are exercised by VOMF.  American International Industries’ ownership interest in IMTG will decrease when VOMF converts its Series A and Series B Preferred Stock and/or exercises warrants issued in the VOMF August and September 2006 private financing transactions into shares of IMTG common stock.

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

Volatility was determined using 28 observations of the closing stock price over the prior year.

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

The proceeds from the preferred share issuances have been allocated based on the relative fair values of the securities issued as follows:

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 8, 2006	10 to 1	$1,388,888.75	$387,499.34
Warrants A – Aug. 8, 2006	$0.18 / 5 years	$1,139,517.82	$317,924.97
Warrants B – Aug. 8, 2006	$0.18 / 1 year	$709,497.05	$197,949.36
Totals		$3,237,903.62	$903,373.67

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred A – Aug. 23, 2006	10 to 1	$1,222,222.32	$176,643.37
Warrants A – Aug. 23, 2006	$0.18 / 5 years	$1,076,403.58	$155,568.71
Warrants B – Aug. 23, 2006	$0.18 / 1 year	$826,663.96	$119,474.75
Totals		$3,125,289.86	$451,686.83

	Exercise Price / Term	Fair Value	Allocation of Proceeds
Preferred B – Sept. 30, 2006	10 to 1	$3,333,333.20	$726,755.40
Warrants B – Sept. 30, 2006	$0.18 / 1 year	$(2,118,000.19)	$(461,780.44)
Warrants B – Sept. 30, 2006	$0.18 / 2 years	$2,442,305.00	$532,487.52
Warrants C – Sept. 30, 2006	$0.50 / 5 years	$2,557,476.70	$557,598.02
Totals		$6,215,114.71	$1,355,060.50

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

The Company has determined that a beneficial conversion feature exists.  Based on our review of  the “Emerging Issues Task Force” EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned  to the embedded conversion feature with a corresponding amount recorded as a “deemed dividend” to the preferred shareholders.  This is based on paragraph 6 of EITF 98-5, which states that “the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.”

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499.34
Preferred A – August 23, 2006	$176,643.37
Preferred B – September 30, 2006	$726,755.40
Total deemed dividend	$1,290,898.11

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

Series A, B and C Warrants . Each Series A and B Warrant allows holders to purchase one share of common stock for $0.18, subject to adjustment. Series A Warrants expire five (5) years from the August 8 and August 23, 2006 dates of issuance and the Series B Warrants expire two years from the August 2006 dates of issuance. Each Series C Warrant allows its holder to purchase one share of common stock for $0.50, subject to adjustment. The Series C Warrants expire five (5) years from the September 30, 2006 date of issuance. In the event that our registration statement is not effective, as required by the registration rights agreement between the Company and VOMF, holders would also be permitted to exercise the warrants through a cashless exercise. using the formula considering the number of shares of Common Stock to be issued to the holder, the number of shares of Common Stock purchasable upon exercise of the Warrant, the exercise price of the Warrant and the closing bid price of our Common Stock. The exercise price of the Warrants and the number of shares of Common Stock purchasable upon exercise of the Warrants are subject to adjustment upon the occurrence of certain events including recapitalization of our Common Stock, dividends payable in our Common Stock, and the issuance of rights to purchase additional shares of our Common Stock or other securities convertible into additional shares of Common Stock. The Warrants provide that the Company shall not effect the exercise of any Series A, B or C Warrants, and Warrant holder shall have the right to exercise Warrants, if, after giving effect to such exercise, such Warrant holder would beneficially own more than 9.99% of the then outstanding shares of our Common Stock. Notwithstanding the foregoing, the Warrant holder may, by a sixty-0ne day notice, request that we waive this 9.9% limitation with regard to any or all shares of Common Stock issuable upon conversion of the Series A and/or Series B Preferred Stock, in which event the 9.9% restriction shall be waived with respect to those shares of Common Stock subject to the waiver notice.

(11) Industry Segments

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

(12) Restatement

In response to a letter from the SEC in connection with the review of Hammonds’ Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds. As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 10 above, we have restated the financial statements as of September 30, 2006. The differences are summarized below:

	Three Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net income (loss) applicable to common shareholders	$675,762	$(1,290,898)	$(615,136)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net income (loss) per share applicable to common shareholders – Basic and diluted	$0.15	$(0.28)	$(0.13)

	Nine Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Net loss applicable to common shareholders	$(176,214)	$(1,290,898)	$(1,467,112)
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$(0.04)	$(0.29)	$(0.33)

	September 30, 2006
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital	$35,840,617	$1,290,898	$37,131,515
Accumulated deficit	$(15,623,655)	$(1,290,898)	$(16,914,553)