Form 10KSB/A
period 2006-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2008-03-18
CIK 1073146

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of HMDI’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006.

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

Subsequent to December 31, 2006, and in connection with the agreement of VOMF dated March 26, 2007, to exercise 4,000,000 Series C Warrants, IMTG reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to IMTG .

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

Business of Hammonds Technical Services, Inc.

Hammonds was founded in 1982 and provides the following diverse products and services:

Fuel Handling Equipment Market . Hammonds manufactures a wide variety of fluid injector systems which are injection pumps that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes both power and control to the injector. Requiring no external power, these injectors provide accurate proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors are marketed to the general aviation industry and the U.S. military for application in fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides this market with an advanced means of blending additives and chemicals. In May 2006, KBR received delivery of six 4T-4A 800 MIL multiple additive systems bound for Iraq. Current active projects total a unit requirement of approximately 925 of these injectors over the next five years with a current value in excess of $24 million. Hammonds delivered five JP-8 fuel additive carts in June 2006 to its Middle Eastern representative for use in the Egyptian Air Force. The carts will be used to service military aircraft in Egypt as well as transient military aircraft from other countries including the United States. In August 2006, Hammonds received a major order for its fluid powered additive systems used in production of JP-8 + 100 military specification fuel for aircraft being serviced in the Middle East. The initial $576,000 order for equipment will be delivered during the first quarter of 2007, with the total project exceeding $2,304,000. Hammonds received a purchase order in January 2007 for a complex fuel handling system, including fuel additive systems for the Al Dhafra Air Base in the United Arab Emirates (UAE). Hammonds will initially recognize $960,000 in revenues during the first quarter of 2007 and is expected to recognize a total of approximately $2,000,000 related to this project for the 2007 fiscal year. Cimmaron International Corporation is marketing the Hammonds-Cimmaron pre-packaged fuel additive dispensing systems to new, as well as expanded aviation projects currently underway in the Middle East. In addition to the Al Dhafra Air Base order, these same systems are expected to be specified at a new UAE Air Base in Al-Minhad, having an estimated value exceeding $1,824,000. Hammonds believes that its truck mounted injectors are the technology of choice for major U.S. marketers of jet fuel in providing custom blending at the end of the hose for not only jet fuel, but a wide range of products including diesel, LPGN (propane), home heating oil, and bio-diesel. In January, 2005, Hammonds began a long-term program to install dye injection systems in over eight hundred Canadian and U.S. stationary and truck mounted diesel delivery installations.

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

Water Treatment for Municipal and Industrial Use . Hammonds manufactures under several U.S. and foreign patents calcium hypochlorite tablet and granular systems which provide water disinfection for a wide range of potable and waste water applications. Greater focus is being placed on water disinfection and safety issues associated with disinfection. Some municipalities are being required to meet added water quality systems. Smaller municipalities ordinarily do not have the technical or financial resources required to design build and operate systems that will meet the new water quality criteria. In August 2006, Hammonds Water Treatment Systems, Inc. received an order for calcium hypochlorite for $764,500. This particular order supplied product to the poultry processing industry and is consumed by systems that include Hammonds proprietary tablet feeders. This order reflects continued growth in demand for solid disinfection used in the food processing, waste treatment and potable water treating industries. Hammonds ended 2006 with sales in excess of $2,000,000 in chemical sales to the municipal and food processing industries.

Industrial Utility Vehicle Market . In late 2006, Hammonds started production of an entirely new type of industrial utility vehicle called the omni directional vehicle or ODV. Hammonds believes that ODV utility vehicles will establish a new standard for industrial utility vehicles based on vehicle safety and performance. The ODVs' target markets include the: aviation industry, which is undergoing reorganization and expansion into regional jet service; fork lifts, which are a fundamental industrial tool and represent the largest segment of industrial vehicle demand; utility tractors, vehicles used for earth and snow handling; freight trailer "mules", which are modified tractors used to move trailers at major terminals; and ODVs for security/law enforcement, which can provide high visibility and radial vision in a very limited space for use at airports, ports and bridges, among other high risk locations. Hammonds has produced several prototypes of its new ODV product line at its plant in Houston, TX. Hammonds intends to enter into license agreements with other manufacturers to produce a range of ODVs based on its patented technology. During the fourth quarter of 2005 Hammonds received initial stocking orders for the ODV from distributors as well as scheduled purchase orders for delivery during 2007. In February 2006, Hammonds announced the appointment of Mark C. Pope Associates, Inc. (MCP) as a distributor for the ODV to represent Hammonds as an Aviation Ground Support Distributor in Georgia, Mississippi, Tennessee, North Carolina, South Carolina, Alabama, Florida and Nevada. MCP ordered 4 ODV mobile demonstration units to initially cover the territory. MCP took delivery of their first ODV in May 2006 at the annual AS3 convention, which premiers ground support equipment for the aviation industry. Since that time, MCP received their second demonstration unit and has been encouraged by the response gained as they demonstrated the equipment to various aviation and industrial users. Following industry response and their experience with the vehicle, MCP elected to add the Snow Management and Industrial classifications to their distributorship agreement in five states. MCP issued a blanket purchase order in August 2006, covering various models of the ODV, including 45 tow tractors, 5 snow plows, 2 Command Stations, and multiple attachments that compliment ODV tractors and represents a net value in excess of $2,100,000. In the 4 th quarter of 2006, Hammonds shipped seven of its Model G-30 ODV tractors to be used as material positioning equipment at Robins Air Force Base in Warner Robins, Georgia. While this was a one-time order, Hammonds is expecting many opportunities for add-ons. Also, other groups within Warner Robbins now have interest in ODVs. Hammonds intends to offer munitions loaders and aircraft tractor spotting dolly equipment to the U.S. Navy in 2007-2008.

Hammonds has a backlog of approximately $5,645,000 for its additive and injector systems, omni directional vehicles and water treatment solutions.

Patents, Trademarks And Licenses and Other Intellectual Property . Hammonds' products are covered by various United States patents and patents pending. At present, Hammonds owns over 25 patents covering various fuel additive systems, water treating equipment and Omni Directional Vehicles. There are an additional 12 patents in pending status.

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

Employees

Brenham has no full-time employees.

Other Transactions

On December 29, 2006, the Company sold a 106,000 square foot manufacturing and warehouse facility situated on 10 acres of land in the vicinity of the Bush International Airport in Houston, Texas for cash consideration of $5,450,000. The $2,909,754 gain on the sale is included in the 4 th quarter results. After expenses associated with the sale and the payoff of a loan on the property, the net cash proceeds were $3,039,897. The Hammonds Companies lease this space under an operating lease which expires in October 2016 (see note 16).

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

We encounter and expect to continue to encounter intense competition in the sale of our products and services .

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

Evaluation of disclosure controls and procedures . In connection with the audit of the Company's financial statements for the year ended December 31, 2005, the Company's president/chief executive officer and its chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our president/chief executive officer and our chief financial officer concluded that our determined that our disclosure controls and procedures were ineffective as of December 31, 2005. The president/chief executive officer and chief financial officer determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its subsidiaries, including the acquisition of Hammonds, the reconciliation of inter-company accounts, inventory and reserves, fixed assets and depreciation, intangibles, pre-paid expenses, accounts payable, minority interest, gain (loss) on disposition of assets, and other expenses, accrued liabilities and general and administrative expense. In light of the above, the Company restated its financial statements for the interim periods ended March 31, June 30 and September 30, 2005 and the year ended December 31, 2004.

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

In response to a letter from the SEC in connection with the review of HMDI’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the year ended December 31, 2006. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were therefore not, as of December 31, 2006, effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls . Subsequent to December 31, 2005, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to address the specific deficiencies in internal disclosure controls and procedures: (i) the Company has hired a qualified consultant with accounting and auditing experience to perform an internal audit function; (ii) the Company has hired a full-time CFO to oversee financial and accounting transactions and the Company's financial reporting and disclosure.

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

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
March 18, 2008

By /s/ Sherry L. Couturier
Sherry L. Couturier
Chief Financial Officer
March 18, 2008

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

As stated in footnote (13) stockholders’ equity has been restated to properly reflect accounting for warrants and beneficial conversion features which are included in the issuance of preferred stock and dividends deemed to have been paid in connection with the transaction.

/s/ / GLO CPAs LLP
March 23, 2007, except for footnote 13 which is July 13, 2007
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
April 21, 2006
Houston, Texas

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
December 31, 2006

2006
(Restated)
Assets
Current assets:
Cash and cash equivalents	$3,275,803
Certificate of deposit	6,139,000
Trading securities	724,255
Accounts receivable, less allowance for doubtful accounts of $232,307	5,221,072
Current portion of notes receivable	1,021,593
Accounts and notes receivable from related parties	235,000
Inventories	5,303,418
Real estate acquired for resale	225,000
Drilling rigs held for sale	187,611
Prepaid expenses and other current assets	320,498
Total current assets	22,653,250

Notes receivable, less current portion	4,043,322
Investment in Whittingdon Oil & Gas	6,000
Property and equipment, net of accumulated depreciation and amortization	3,141,867
Goodwill	674,539
Patents and trademarks, net	6,038,870
Other assets	39,083
Total assets	$36,596,931
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,667,108
Short-term notes payable	917,301
Margin loans	341,058
Loans due to related parties	-
Current installments of long-term debt	102,580
Total current liabilities	5,028,047

Long-term debt, less current installments	6,945,282
Deferred tax liability	503,200
Minority interest	1,558,395
Total liabilities	14,034,924

Stockholders' equity:
Preferred stock, $0.001par value.
Authorized 1,000,000 shares: Series A, 5% cumulative, redeemable and
convertible, 0 shares issued and outstanding at December 31, 2006	-
Common stock, $0.001 par value. Authorized 10,000,000 shares:
5,340,852 shares issued and 5,335,452 shares outstanding at December 31, 2006	5,341
Additional paid-in capital	37,324,641
Accumulated deficit	(15,229,064)
Common stock issuance obligation	508,620
22,609,538
Less treasury stock, at cost (5,400 shares)	(47,531)
Total stockholders' equity	22,562,007
Total liabilities and stockholders' equity	$36,596,931

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations Back to Table of Contents
Years ended December 31, 2006 and 2005

	2006	2005
	(Restated)

Revenues	$33,408,554	$25,476,269
Costs and expenses:
Cost of sales	23,000,379	17,630,094
Selling, general and administrative	14,143,237	9,562,334
Total operating expenses	37,143,616	27,192,428

Operating loss	(3,735,062)	(1,716,159)

Other income (expenses):
Interest income	578,679	479,369
Realized gain (loss) on marketable trading securities	4,911	(108,655)
Unrealized losses on marketable trading securities	(49,578)	(2,368,060)
Gain (loss) on sale of assets	2,894,288	(471,076)
Interest expense	(1,043,618)	(446,684)
Other income	2,874,706	211,730
Total other income (expenses)	5,259,388	(2,703,376)

Net income (loss) from operations before income taxes and minority interest	1,524,326	(4,419,535)

Provision for income tax	-	-
Net income (loss) from operations before minority interest	1,524,326	(4,419,535)
Minority interest	45,373	(104,372)

Net income (loss)	1,569,699	(4,523,907)
Preferred dividends	(1,351,323)	(48,750)
Net income (loss) applicable to common shareholders	$218,376	$(4,572,657)

Net income (loss) applicable to common shareholders:
Basic	$0.05	$(1.31)
Diluted	$0.05	$(1.31)

Weighted average common shares:
Basic	4,655,044	3,486,269
Diluted	4,655,044	3,486,269

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity Back to Table of Contents
Years ended December 31, 2006 and 2005
(Restated)
							Common
					Additional		Stock		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Issuance	Treasury	stockholders'
	shares	amount	shares	amount	capital	deficit	Obligation	stock	equity

Balance, December 31, 2004, as restated	390,000	$390	2,910,329	$2,910	$26,208,015	$(10,745,893)	$	$(34,028)	$15,431,394
Issuance of common shares for services			112,900	113	657,482	-		-	657,595
Issuance of shares for acquisition of majority-
owned subsidiary by
a majority-owned subsidiary	-	-	145,000	145	1,449,855	-		-	1,450,000
Exercise of stock options	-	-	50,000	50	74,950	-		-	75,000
20% common stock dividends	-	-	713,311	713	(713)	-		-	-
Acquisition of treasury shares	-	-	(2,400)	(2)	2	-		(13,503)	(13,503)
Treasury shares stock dividends	-	-	(480)	-	-	-		-	-
Conversion of preferred shares for common stock	(390,000)	(390)	390,000	390	-	-		-	-
Net loss	-	-	-	-	-	(4,523,907)		-	(4,523,907)
Cash dividends on preferred stock	-	-	-	-	-	(48,750)		-	(48,750)
Cash dividends on common stock	-	-	-	-	-	(128,890)		-	(128,890)
Balance, December 31, 2005	-	$-	4,318,660	$4,319	$28,389,591	$(15,447,440)	$	$(47,531)	$12,898,939
Issuance of common shares for intangible assets	-	-	-	-	4,000,000	-		-	4,000,000
Issuance of preferred stock of subsidiary	-	-	-	-	4,001,018	-		-	4,001,018
Issuance of common shares for services	-	-	138,700	139	934,915	-	508,620	-	1,443,674
20% common stock dividends	-	-	883,492	883	(883)	-	-	-	-
Net income	-	-	-	-	-	1,569,699	-		1,569,699
Dividends on preferred stock of subsidiary	-	-	-	-	-	(1,351,323)	-	-	(1,351,323)
Balance, December 31, 2006	-	$-	5,340,852	$5,341	$37,324,641	$(15,229,064)	$508,620	(47,531)	$22,562,007

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

(2) Acquisition of Hammonds Technical Services, Inc.  (Restated)

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

The Company believes that $10 per share is appropriate to record the valuation of the 145,000 restricted shares.  SFAS No. 141, Paragraph 25, states that “A business combination agreement may provide for the issuance of additional shares of a security or the transfer of cash or other consideration contingent on specified events or transactions in the future.”  Further, Paragraph 26, states that “amounts of contingent consideration that are determinable at the date of acquisition shall be included in determining the cost of an acquired entity and recorded at that date.”  The sellers of 51% of Hammonds and Mr. Daniel Dror entered into a stock repurchase agreement as of April 28, 2005, where the sellers agreed to sell the 145,000 shares to Mr. Daniel Dror for $10.00 per share through the third anniversary of the effective date of the agreement.  This stock repurchase agreement provides a specific price for a specific period of time for the repurchase of the 145,000 restricted shares.

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

(13) Preferred Stock of Subsidiary (Restated)

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

(19) Subsequent Events (Restated)

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

Subsequent to December 31, 2006, and in connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, the Company reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to the Company.  This modification to the initial agreement requires a comparison of the fair values of the warrants immediately before and after the modification.  As a result of this comparison, we have calculated a fair value reduction of $193,559.56 for this modification.  Since no additional value was given to the holders of these warrants, no expense needs to be recognized for the change in exercise price.

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants C – March 19, 2007	$0.35	105.33%	6.25%

The Black-Scholes model yielded the following valuations for the warrants

	Exercise Price / Term	Fair Value
Warrants C – March 19, 2007	$0.50 / 4.53 years		$1,018,320.96
Warrants C – March 19, 2007	$0.18 / .79 year	$	(824,761.40)
Fair value reduction			$193,559.56

(22) Restatement

In response to a letter from the SEC in connection with the review of Hammonds’ Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 13 above, we have restated the financial statements as of December 31, 2006. The differences are summarized below:

	Year Ended December 31, 2006
	As previously reported	Restatement adjustments	As restated
Net income applicable to common shareholders	$1,509,274	$(1,290,898)	$218,376
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$0.32	$(0.27)	$0.05

Additional paid-in capital	$36,033,743	$1,290,898	$37,324,641
Accumulated deficit	$(13,938,166)	$(1,290,898)	$(15,229,064)