Form 10-Q/A
period 2007-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2008-03-18
CIK 1073146

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of HMDI’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006 and for the quarter ended March 31, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Back to Table of Contents
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$3,651,902	$3,275,803
Certificate of deposit	6,025,000	6,139,000
Trading securities	858,772	724,255
Accounts receivable, less allowance for doubtful accounts
of $232,307 at March 31, 2007 and December 31, 2006	4,060,006	5,221,072
Current portion of notes receivable	714,166	1,021,593
Accounts and notes receivable from related parties	235,000	235,000
Inventories	6,071,404	5,303,418
Real estate acquired for resale	225,000	225,000
Drilling rigs held for sale	187,611	187,611
Prepaid expenses and other current assets	532,589	320,498
Total current assets	22,561,450	22,653,250

Long-term notes receivable, less current portion	4,068,322	4,043,322
Investment in Whittingdon Oil & Gas	6,000	6,000
Property and equipment, net of accumulated depreciation and amortization	3,298,393	3,141,867
Goodwill, less accumulated amortization of
$205,295 at March 31, 2007 and December 31, 2006	674,539	674,539
Patents and trademarks, net of amortization	5,877,105	6,038,870
Other assets	221,633	39,083
Total assets	$36,707,442	$36,596,931
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,568,058	$3,667,108
Margin loans from financial institutions	356,558	341,058
Short-term notes payable	1,141,767	917,301
Current installments of long-term debt	102,994	102,580
Total current liabilities	5,169,377	5,028,047

Long-term debt, less current installments	7,324,135	6,945,282
Deferred tax liability	503,200	503,200
Minority interest	1,606,431	1,558,395
Total liabilities	14,603,143	14,034,924

Stockholders' equity:
Preferred stock, $0.001par value, 1,000,000 authorized: none issued
Common stock, $0.001 par value. Authorized 10,000,000 shares:
5,467,602 shares issued and 5,449,402 shares outstanding at March 31, 2007;
5,340,852 shares issued and 5,335,452 shares outstanding at December 31, 2006	5,468	5,341
Additional paid-in capital	38,771,266	37,324,641
Accumulated deficit	(16,566,964)	(15,229,064)
Common stock issuance obligation	-	508,620
	22,209,770	22,609,538
Less treasury stock, at cost (18,200 shares at March 31, 2007
and 5,400 shares at December 31, 2006)	(105,471)	(47,531)
Total stockholders' equity	22,104,299	22,562,007
Total liabilities and stockholders' equity	36,707,442	$36,596,931

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

(6) Long-term Notes Receivable

Long-term notes receivable at March 31, 2007 consisted of the following:

	March 31, 2007	December 31, 2006
Net note receivable from sale of real estate, principal payment due on or before July 30, 2008	$3,020,044	$3,020,044
Sale of machinery and equipment, principal payment due on or before December 1, 2008	164,200	439,200
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	183,147	190,310
Sale of former subsidiary, Marald, Inc., principal due October 5, 2007	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010	875,000	875,000
Sale of drilling rig, principal and interest due monthly through December 31, 2009	299,736	325,000
Other	40,361	15,361
Notes receivable	4,782,488	5,064,915
Less current portion	714,166	1,021,593
Notes receivable, less current portion	$4,068,322	$4,043,322

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2007	December 31, 2006
Land		$892,945	$817,595
Building and improvements	20	1,049,862	1,009,001
Machinery and equipment	7-15	2,965,086	2,910,871
Office equipment and furniture	7	712,149	701,682
Automobiles	5	811,404	724,827
		6,431,446	6,163,976
Less accumulated depreciation and amortization		(3,133,053)	(3,022,109)
Net property and equipment		$3,298,393	$3,141,867

(8) Intangible Assets

Intangible assets at March 31, 2007 consisted of the following:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,473,620	$563,170	12 years
Trademarks	1,149,199	134,763	10 years
Sole Source Contract	1,144,039	191,820	7 years
Patents, Trademarks, and Sole Source Contract	$6,766,858	$889,753	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contract	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2007	$654,906
For year ending December 31, 2008	$638,979
For year ending December 31, 2009	$638,979
For year ending December 31, 2010	$638,979
For year ending December 31, 2011	$638,979

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

(21) Restatement

In response to a letter from the SEC in connection with the review of Hammonds’ Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 13 above, we have restated the financial statements as of December 31, 2006 and March 31, 2007. The differences are summarized below:

	Year Ended December 31, 2006
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital	$36,033,743	$1,290,898	$37,324,641
Accumulated deficit	$(13,938,166)	$(1,290,898)	$(15,229,064)

	Quarter Ended March 31, 2007
	As previously reported	Restatement adjustments	As restated
Additional paid-in capital	$37,480,368	$1,290,898	$38,771,266
Accumulated deficit	$(15,276,066)	$(1,290,898)	$(16,566,964)

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

•
Hammonds Technical Services - a business engaged in fuel handling equipment for military and industrial customers, a provider of fuel injection services for the aviation industry, and the designer of a new omni directional vehicle for a wide variety of uses;

•	Hammonds Fuel Additives – produces and markets motor and aviation fuel additives
•	Hammonds Water Treatment – manufactures calcium hypochlorite tablet and granular systems which provide water disinfection for a wide range of potable and waste water applications;
•
Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

•	Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
•	Brenham Oil & Gas - owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's books at $0; and
•
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

Results of Operations

Three months Ended March 31, 2007 Compared to Three months Ended March 31, 2006.

Net revenues . For the three month period ended March 31, 2007, net revenues were $6,612,570, compared to $6,859,882 for the three month period ended March 31, 2006, or a decrease of $247,312. The decrease in net revenues is due primarily to decreased pipe sales at Delta due to slow industry-wide sales in the first quarter. Delta reported revenues of $2,660,246 for the three months ended March 31, 2007, compared to $3,842,433 for the same period in 2006. This decline was partially offset by increased revenues at NPI during the three months ended March 31, 2007 of $2,332,925 compared to $1,692,280 for the same period in 2006, or an increase of $640,645, principally due to NPI’s license to sell MOTORTREND™ and Good Housekeeping Seal of Approval™ products. In addition, Hammonds revenues increased to $1,619,399 for the three months ended March 31, 2007, compared to $1,325,169 for the same period in 2006, or an increase of $294,230. The decrease in pipe sales of Delta for this quarter is not unusual and demand tends to fluctuate based on price.

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

Corporate expenses. Corporate operating expenses increased by $381,289 during the three month period ended March 31, 2007, compared to the same period in the prior year, due to increased compensation costs of $117,000, legal and professional fees of $45,000 related to lawsuit settlements, real estate consulting fees of $54,000, "key" man life insurance of $25,000, and reduced reimbursements for rent and management fees of $140,000. In the 1 st quarter of 2006, corporate operating expenses included offsets for $84,000 in rent charged to Hammonds and a non-affiliated company for the Rankin Road property, which was sold to a third party in December 2006. Hammonds now pays rent directly to the third party owner of the property. The remaining $56,000 in reduced reimbursements represents lower charges to the subsidiaries for management and consulting fees, which are reflected in lower expenses at the subsidiaries.

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

In response to a letter from the SEC in connection with the review of HMDI’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the year ended December 31, 2006 and for the quarter ended March 31, 2007.

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

Delta Seaboard Well Service is a defendant in two lawsuits related to the same matter: (i) Fort Apache Energy, Inc. v. Delta Seaboard Well Service, pending in the 334th Judicial District Court of Harris County, TX, in which Apache alleges that Delta damaged Apache in connection with Delta’s plugging a minimally producing Apache well for which Apache contracted with Delta to plug. Apache is seeking monetary damages equal to the cost of drilling a new well. Delta’s expert estimates that the cost of unplugging and drilling a new well to be approximately $3.7 million while Apache is seeking approximately $5.6 million. Pre-trial discovery is ongoing and the Company believes that it has meritorious defenses to Apache’s claims but cannot predict the outcome at this time; and (ii) Gemini Insurance Company v. Delta Seaboard Well Services, pending in the the 164 th Judicial District Court of Harris County, TX, which action relates to the Apache matter above. Delta was insured under a Gemini CGL insurance policy during the relevant period that Delta was providing well-plugging service to Apache. Delta made a claim with Gemini, its insurance carrier, demanding Gemini provide for Delta’s defense in the Apache case. Gemini has filed an action against Delta seeking a declaratory judgment that it is not obligated to provide a defense and Delta has counterclaimed seeking to have the policy enforced as well as alleging breach of insurance contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith in refusing coverage. Discovery is pending and management is vigorously defending this matter and pursuing its counterclaims. The Company cannot predict the outcome at this time. In the event that Delta is found liable to Apache for damages in the amount asserted, and Delta does not prevail against Gemini, its insurance carrier, the Company’s financial condition could be adversely effected.

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