Form 10-K
period 2007-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2008-03-18
CIK 1073146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-K
________________________________

  ☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

At December 31, 2007, the aggregate market value of the 4,867,565 shares held by non-affiliates of the Registrant was $23,266,961. At December 31, 2007, the Registrant had 7,107,842 shares of common stock outstanding.

Issuer's revenues for its most recent fiscal year: $34,938,526.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. (hereinafter the "Company" or the "Registrant") for its year ended December 31, 2007 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

American International Industries, Inc. - General

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas interests, oilfield supply and service companies, and interests in undeveloped real estate in the Galveston Bay, TX area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies and take an active role in its new subsidiaries to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and providing its subsidiaries with the Company's management expertise. The Company is sometimes referred to as "we", "us", "our", and other such phrases as provided in Regulation F-D (Fair Disclosure).

American International Industries, Inc. is a holding company and has five reporting segments and corporate overhead:

• Hammonds Technical Services - a business engaged in fuel handling equipment for the United States military and industrial customers, a provider of fuel injection services for the aviation industry, and the designer of a new line of omni directional vehicles (ODV®) for a wide variety of uses;
• Hammonds Fuel Additives – produces and markets motor and aviation fuel additives;
• Hammonds Water Treatment – manufactures patented systems which provide water disinfection for a wide range of potable and waste water applications;
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
• Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's balance sheet at $0.  The Company received income from the royalty interest of $4,859 in 2007, $5,147 in 2006 and $4,844 in 2005.  Through Brenham Oil & Gas, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by the Company, to assist them with the resources required to develop their reserves.

Hammonds Industries, Inc. (OTCBB: "HMDI"), our 48.2% subsidiary, is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds"). The Company consolidates Hammonds although its ownership is less than 51%, because the Company appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, the Company recognizes 100% of Hammonds' losses.

The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the acquisitions, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

Our long-term strategy is to expand the operations of each of our subsidiaries in their respective fields by providing managerial and financial support to our subsidiaries. As part of our business model, we explore mergers, acquisitions and dispositions of businesses and assets from time to time, based upon the reasonable discretion of management and the value added of each potential transaction.

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

Corporate overhead includes our investment activities for financing current operations and expansion of our current holdings, as well as evaluating the feasibility of acquiring additional businesses.

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.

Delta Seaboard Well Service, Inc.

Effective September 30, 2003, the Company acquired a 51% interest in Delta Seaboard Well Service, Inc. and a related entity, Seaboard Well Service (collectively "Delta"), both Texas corporations, for cash consideration of $1,000,000 pursuant to a stock purchase agreement. We also issued 400,000 shares of series A 5% cumulative redeemable convertible preferred stock ("Series A Preferred Stock") to a creditor of Delta in consideration for the release of the creditor’s interest in certain of Delta's coastal rigs and in satisfaction of certain Delta indebtedness. The Series A Preferred Stock issued to the former creditor is convertible into shares of the Company's restricted common stock at $10.00 per share. In 2004 the holder of the Series A Preferred Stock converted 10,000 shares of Series A Preferred Stock into 10,000 shares of common stock and in 2005 the holder of the Series A Preferred Stock agreed to convert the remaining 390,000 Series A Preferred Stock into 390,000 shares of common stock issuable at a rate of 10,000 shares per month.

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

Well Service Market

Demand for Delta's workover and related services are correlated to the level of expenditures by oil and gas producers, which is a function of oil and gas prices. In general, we expect demand for Delta's services to increase significantly due to expanding activities of oil and gas producers in the United States as a result of the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area. Delta faces competition from many larger companies in the U.S. Gulf of Mexico market.

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

Government Regulation

The business of Delta is significantly affected by federal, state and local laws and regulations relating to the oil and natural gas industry. Changes in these laws and regulations, including more restrictive administrative regulations and enforcement of these laws and regulations, could significantly affect Delta's business and results of operations. Delta cannot predict future changes in existing laws and regulations or how these changes in laws and regulations may be interpreted or the effect changes in these laws and regulations may have on Delta or its future operations or earnings. Delta cannot predict whether additional laws and regulations will be adopted. Delta depends on the demand for its products and services from oil and natural gas companies. This demand is affected by economic cycles, changing taxes and price and other laws and regulations relating to the oil and gas industry, including those specifically directed to oilfield and offshore operations. The adoption of new laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation could also adversely affect Delta's operations by limiting demand for its products and services. Delta cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations or enforcement.

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

Employees

As of December 31 2007, Delta had 47 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

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

Northeastern Plastics, Inc.

Northeastern Plastics, Inc. (NPI), a Texas corporation, is a wholly-owned subsidiary of the Company.  NPI is a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets.  In June 1998, the Company acquired all the capital stock of Acqueren, Inc., a Delaware corporation, that owned 100% of Northeastern Plastics, Inc.  The total purchase consideration for Acqueren was approximately $2,140,000.  Northeastern Plastics was originally founded in 1986 as a New York Corporation.  NPI is located at 14221 Eastex Freeway, Houston, TX 77032.

Products and Services

NPI's diversified products are sold in the automotive and consumer retail and after market channels. NPI currently markets its diversified product assortment under the Good Choice® and MOTOR TREND® brand names.

The NPI MOTOR TREND® branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND® program is supported through a growing national advertising campaign in MOTOR TREND® magazine and additional brand advertising through MOTOR TREND® Radio and MOTOR TREND® TV.

The NPI Good Choice® branded product assortment not only matches in depth but exceeds the NPI MOTOR TREND® branded product assortment. In addition, the entire Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on all of its many products. The NPI Good Choice® product assortment includes a variety of booster cables, portable hand lamps, lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products.

The NPI Good Choice® program is supported through a growing national advertising campaign in the subscription issues of Good Housekeeping magazine and plans are being negotiated for additional brand advertising. The 2008 expected pass through readership rate for the upcoming Good Choice® 2008 ads are expected to exceed 21,000,000 potential viewings.

NPI is expanding its worldwide customer base into the rapidly growing Asian market by offering its expanded product lines through new distribution and marketing agreements. As a result of the MOTOR TREND® and Good Choice® marketing agreement, and NPI's enhanced product lines, we expect that NPI's revenues shall increase substantially in 2008.

NPI products are available at stores such as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto among others.

Virtually all of NPI's products are manufactured overseas. NPI's products are manufactured to meet or exceed NPI, UL and CSA specifications and designs. NPI has no long-term agreements with any manufacturers for its products, but relies on its management's business contacts with manufacturers in renewing its short-term agreements. There is no assurance that NPI will be able to continue to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. Any inability or delay in NPI's renewal of its agreements at economically favorable terms could have a material adverse effect on NPI unless alternative supplies are available. NPI's management believes that if they are unable to utilize any of their present suppliers, it would be able to secure alternative manufacturers / suppliers at comparable terms.

Sales and Marketing

NPI has working vendor agreements with its major customers.  NPI sells its products through the use of its in-house personnel and independent sales agents covered under sales and marketing agreements. NPI contracts with agents, who are responsible for contacting potential customers in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated on a commission basis only, calculated on the net sales price of products invoiced to customers. No commissions are paid until NPI receives payment from customers.

NPI also sells a substantial percentage of its products under a direct import program that offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders and, for additional cost, on-site factory product inspections prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI can also arrange for the complete turn-key deliveries of its products to its customer’s place of business. Currently, NPI estimates approximately slightly more than 40% of its sales are made through the use of its direct import program and the remainder from warehouse sales.

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others. During our fiscal year ended December 31, 2007, NPI's large accounts (annual revenue contribution of $100,001 and higher) accounted for 91.8% of NPI's revenues. One of these customers accounted for 65% of NPI's revenues and 25% of the Company's revenues.  The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2008 includes targeting three or more additional large accounts and reducing its dependence upon major customers to approximately 88%, by adding more mid-size accounts (annual revenue contribution of $25,001 to $100,000).

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

In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Coleman Cable and American Tac and various other producers.

Price is the primarily significant factor in the safety products market and the consumer durables electrical products markets. Many of NPI's products are made to industry specifications, and are therefore essentially functionally substitutable with those of competitors. However, NPI believes that opportunities exist to differentiate all of its products on the basis of brand name, quality, reliability and customer service.

Intellectual Property

NPI has been issued the following trademarks:  Jumpower™, expiring February 2009, and The Bitty Booster Cable™, expiring August 2008.

Employees

As of December 31, 2007, NPI employed 11 persons, including its executive officer, as well as customer service and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX.

Hammonds Industries, Inc.

Hammonds Industries, Inc. (Hammonds), a Nevada corporation, is publicly traded on the OTCBB: Symbol "HMDI". Hammonds was incorporated on August 18, 1986 and is a 48.2% owned subsidiary of American International Industries, Inc., NasdaqCM: AMIN. The Company consolidates Hammonds even though its ownership is less than 51%, because the Company appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, the Company recognizes 100% of Hammonds' losses.  The Company’s ownership percentage will be diluted in the event of the conversion by Vision Opportunity Fund Limited (VOMF) of their shares of Hammonds' Series A, B and C Convertible Preferred Stock into shares of Hammonds' common stock.  See the discussion below under "2006 Private Financing Transactions" and "2007 Private Financing Transactions".  In 2005, Hammonds, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. See Note 2 “Acquisition” below.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company.  On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of Hammonds' common stock, valued at a price of $0.25 per share, the price of the Hammonds' common stock at the date of the transaction. As a result of this transaction, Hammonds owns 100% of each of the Hammonds' subsidiaries.

2006 Private Financing Transactions
On August 8, 2006, Hammonds entered into a stock purchase agreement with Vision Opportunity Fund Limited ("VOMF"), an institutional investor, pursuant to which Hammonds sold VOMF 833,333 shares of Series A Convertible Preferred Stock for $1,500,000 and issued a Series A Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of Hammonds' common stock at $0.18 per share and a Series B Warrant exercisable for a period of 2 years to purchase an additional 8,333,333 shares of Hammonds' common stock at $0.18 per share.

On September 29, 2006, Hammonds entered into another stock purchase agreement with VOMF pursuant to which Hammonds sold 833,333 shares of Series B Convertible Preferred Stock for $1,500,000 and issued a Series C Warrant exercisable for a period of 5 years to purchase 8,333,333 shares of the Hammonds' common stock at $0.50 per share.

The stock purchase agreements in the 2006 Private Financing Transactions provide that each share of Series A and Series B Convertible Preferred Stock is convertible into 10 shares of Hammonds' common stock.

2007 Private Financing Transactions
In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, Hammonds reduced the exercise price of the Series C Warrants from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverts to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with net proceeds of $694,672 to Hammonds.

On September 20, 2007, Hammonds entered into an agreement with VOMF pursuant to which Hammonds and VOMF agreed to the amendment of the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of the Hammonds' newly authorized Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per warrant, from which Hammonds received net proceeds of $981,162 and VOMF cancelled Hammonds' short-term promissory note payable in the amount of $1,000,000, representing a loan made by VOMF to Hammonds on August 17, 2007.

Revenue and expenses of Hammonds are included in the Company’s consolidated statements of operations from May 1, 2005 through the year ended December 31, 2007.

Description of Hammonds Business

General Background of Hammonds

Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company. Hammonds manufactures engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries. Hammonds' products are marketed by a worldwide network of distributors, manufacturer representatives and original equipment manufacturers. Hammonds was founded in 1982 by Carl Hammonds and provides the following diverse products and services:

Description of Hammonds Products and Services

Omni Directional Vehicles

Hammonds' new line of Omni Directional Vehicles (ODV®), we believe, should establish a new standard for industrial utility vehicles based on vehicle safety and performance.  Hammonds’ ODV® is based on a round chassis, driven by two individually powered wheels located at the center axis of the circle and is able to move in any radial direction from a given point.   The unique material handling capabilities of a Hammonds’ ODV® make it possible to position large, heavy objects with exact precision in confined areas with limited maneuvering room.  The Hammonds’ ODV® is a highly versatile vehicle that has been configured to handle aircraft, position large components, and for use as a platform for snow management equipment, among other uses and applications.  Hammonds has been granted multiple United States and foreign patents on the ODV® covering forklifts, high capacity pallet jacks, people movers, security vehicles, highway mowing machines, and terminal freight tractors.   The Hammonds’ ODV® has been selected by both the United States Air Force and Army to position materials and aircraft.

On January 16, 2008, Hammonds received an initial purchase order from The Boeing Company (NYSE: BA) for four G-90 Series Omni Directional Vehicles (ODV®).  Hammonds delivered the first two units during the first week of March 2008.  The vehicles have a 90,000-pound towing capacity and will be utilized to handle materials and fixtures supporting the assembly of Boeing’s new 787 Dreamliner. Boeing has chosen the Hammonds’ ODV® as a preference over other competitors to support this project.  Hammonds is working closely with Boeing engineers to provide a production tool ideally suited for the demanding task of commercial aircraft manufacturing and to demonstrate a variety of applications designed around the ODV® that will enhance the efficiency and safety of their material handling operations.

Fuel Handling Equipment

Hammonds manufactures a wide variety of fluid injector systems that are driven and controlled by the flow of product. They utilize a fluid driven motor that furnishes power to the injector. Requiring no external power, these injectors provide accurate, proportionate-to-flow injection of up to eight different additives, separately or simultaneously. With primary applications in fuel distribution, Hammonds' fluid powered injectors are marketed to the general aviation industry and the U.S. military for injection of fuel system icing inhibitors, corrosion inhibitors, conductivity and thermal stability additives. Hammonds' fuel handling equipment provides an advanced means of blending additives and chemicals. New demand for the technology is being experienced for injecting fuel performance and fuel-economy enhancing additives. Businesses which consume large quantities of diesel, such as railroads, ships, long-haul truckers and similar operations, are targeted for programs which can offer immediate savings of about 10% on fuel consumption. Significant performance and maintenance benefits have been demonstrated as well. Hammonds continues to enjoy “best-in-class” distinction in the field of fuel injection technology, having been selected as sole-source provider of fuel blending and injection systems to the U.S. Military, worldwide.

"Smart" Electronic Injectors combine fluid powered technology with electronic process controls for use in data collection analysis and performance verification of Hammonds' fuel handling systems. This enables input into billing systems directly from the truck delivering the product.  Hammonds’ truck-mounted injectors are the technology of choice for custom blending jet fuel and a wide range of products, including diesel, LPGN (propane), home heating oil, and bio-diesel.

 Water Treatment for Municipal and Industrial Use

Hammonds manufactures patented systems which provide water disinfection for a wide range of potable and waste water applications. Greater focus is being placed on water disinfection and safety issues associated with disinfection.  Purification and treatment of municipal drinking water and wastewater is a worldwide concern. The water treatment market is highly fragmented, consisting of many companies, including companies that design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications. Demand for water treatment has continued to grow due to economic expansion, population growth, scarcity of usable potable water, concerns about water quality and regulatory requirements. Hammonds’ technology is used in many municipal water and waste-treatment applications and our equipment is frequently specified as components in systems manufactured by other companies. Rapid growth has been experienced in the installation of our patented systems for dispensing calcium hypochlorite disinfectant in food and poultry processing plants.

Fuel Additives

Hammonds' fuel additive division produces and markets motor and aviation fuel additives, with Biobor® JF as its primary product. Serving the aviation, stand-by power and marine fuel markets, Biobor® JF is one of only two biocides approved for use in aviation fuels. In 1991, Hammonds purchased the exclusive world-wide rights to Biobor® JF, a fuel biocide approved for control of microbial growth in hydrocarbon fuels. Biobor® JF was developed by U.S. Borax in conjunction with major oil companies and the aviation industry as a means of controlling dangerous corrosion and contamination of aviation fuel as a result of hydrocarbon-utilizing micro organisms. Biobor® JF continues to command the majority of the aviation market. Also widely used in diesel and heavy fuels of all grades, Hammonds sells performance additives including detergents, pourpoint depressants, cetane improvers, lubricity agents and fuel system icing inhibitors. These products are purchased in bulk from manufacturers such as GE and Union Carbide and are carefully selected to provide a well-rounded family of products to the commercial and marine, industry, aviation, railroad and off-road equipment markets. All such products have trademarked names owned by Hammonds.

Hammonds offers fuel test kits and materials used in quality control, filter media, water absorption materials and related accessories utilized extensively by aviation, off-road, commercial transportation, marine and railroad industries.

Innovative Pump Design

Hammonds received a United States patent on October 9, 2007 covering a uniquely designed metering pump (“Hammonds PumpTM”) capable of delivering a constant rate of flow of a wide range of fluids, over a wide range of viscosities, at infinitely variable delivery rates. The Hammonds PumpTM is able to provide the continuous delivery of fluid, which is achieved by using two identical pumping chambers, one operating in suction mode as the other is in discharge mode, switching modes with each cycle. Large displacement pumping chambers in the Hammonds PumpTM allow for a slow operating speed, reducing cavitation and other volumetric inefficiencies. Cavitation describes a condition occurring when a void or bubble is created in a pumping system, such as when the pump outruns its supply of product to be pumped. This condition results in inefficient operation and can result in complete destruction of the pump. Operated by ball-screw mechanisms, the Hammonds Pump TM’s pistons can be digitally actuated to dispense precise volumes of fluids ranging from fractions of an ounce to as much as hundreds of gallons of flow per minute, with pharmaceutical accuracy. The Hammonds PumpTM  represents a significant departure from prior art in the design of pumps as a result of the fact that the valves in the Hammonds PumpTM are mechanically operated, providing positive sealing and enabling operation at very low speeds.  Historically, most pumps have relied on the movement of the fluid being pumped to affect closure of the valves. That design feature limits operation of the pump to higher speeds in order to maintain effective closure of valves. Poorly sealing valves can contribute to cavitation and other operating problems. The dramatic difference in the new Hammonds PumpTM design is the use of mechanically operated valves, which permit operation over a much greater range of flow and working pressures.  One of the significant advantages of this design is that the reduced number of pumping cycles results in much less wear and maintenance of the pumping equipment.

Potential applications of the Hammonds PumpTM’ technology include many large industries, such as systems for injection of long-chain polymers into oil and gas transmission pipelines, injection systems for enhanced oil and gas recovery, municipal water and waste treatment, as well as refinery and chemical plant industries, among others. Hammonds revolutionary design is able to dispense with digital accuracy, shear sensitive liquids such as polymers, petroleum products, pharmaceuticals, and food products; serving many industries such as cosmetics, refined products, oilfield exploration and production, water and waste treatment, mining, and food processing.

Hammonds Business Strategy

“Innovation, Pure & Simple”TM is the way Hammonds describes its philosophy and business model. Since its inception, Hammonds has been a leader in providing new technology to several diverse industries. Hammonds continues to expand its scope as a leader in serving the fuels, water treatment and utility vehicle industries. We also believe that Hammonds will experience growth through sales of water treatment products, the addition of new pumping and dispensing technologies, and expansion of fuel additive applications. With Hammonds’ development of the Omni Directional Vehicle (ODV®) in addition to its other products and services, Hammonds continues to experience revenue growth with an expanding presence in multiple markets, sectors and industries.  During the past three fiscal years, Hammonds’ revenues increased by 90% from 2005 to 2006 and by 56% from 2006 to 2007.

Hammonds believes that future growth and profitability are attainable through careful management of corporate assets including:

- Diverse background in design, manufacturing and sales of materials handling equipment;
- Leadership in aviation fuels treatment for both commercial and military uses;
- Strong marketing alliances with major industries and organizations including Arch Chemical, CSX Railroad, Exxon/Mobil, BP, Aviation, Chevron(Texaco), Tomco, KopCoat, U.S. Army, U.S. Air Force, Defense Energy Supply and Lockheed Martin;
- Introduction and continued development of the ODV®, providing significant growth potential;
- Continued development of an extensive network of distributors and original equipment manufacturers;
- Patented, proprietary technology in markets with high growth potential;
- High profile visibility with broad based industries, such as aviation, petroleum distribution, water treatment and utility vehicles; and
- Ability to secure additional debt or equity financing at satisfactory terms and conditions.

Competition

The markets in which Hammonds operates are highly competitive. Several of our products and services compete against several large companies and many companies in fragmented, highly competitive markets.  Many of our competitors have greater resources than Hammonds. Our business competes in the areas of water treatment technology, fuel handling equipment, fuel additives and industrial utility vehicles, principally on the basis of the following factors: product quality and specifications (water treatment technology and fuel additives); customized design and technical qualifications (fuel handling equipment and industrial utility vehicles); reputation, technical expertise and reliable service (fuel additives and fuel handling equipment). Competitive pressures and other factors could cause us additional difficulties in acquiring market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

Hammonds faces competition in the water treatment technology market from competitors offering similar equipment. Hammonds’ technology competes mainly against methodologies that continue to evolve as environmental and economic issues force the water treatment industry to seek new and more effective ways to purify a diminishing supply of usable water. Hammonds holds multiple patents for products used in a variety of current and emerging disinfection methods, including solid tablet, granular and liquid chlorine. Hammonds’ main competitors are PPG Industries and Arch Chemical, both of which companies market a packaged water treatment system and have far greater financial and other resources than the Registrant.

Among our competitors are some of the world's largest chemical and water treatment companies and major integrated companies that have their own raw material resources and far greater financial resources than Hammonds. Hammonds must compete with numerous well-established water treatment providers, fuel additive and chemical products companies, fuel handling equipment companies and industrial vehicle manufacturing and marketing companies, many of which possess substantially greater experience, financial, marketing, personnel and other resources than Hammonds.

Price is a powerful incentive in this industry, however, and performance with low installation costs will continue to drive customer demands. Hammonds believes that Gammon Technical Services and Lubrizol are its main competitors in its fuel handling equipment business. There are a number of small competitors that use non-proprietary technology.  Hammonds' fuel handling products are focused on unique market segments. Hammonds believes that its injectors are most successful in markets where electrical power and or metering equipment are not available. Hammonds has been a sole-source vendor supplying fuel-injection and blending technology for the United States Air Force and Army since 1985.

In the fuel additive market, Hammonds developed additive blending, introducing a fluid powered system that has been widely accepted in military and general aviation. The U.S. military has accepted the Hammonds' injectors as its "sole source" for rapid deployment combat and terminal pipeline injection. This has provided Hammonds with contracts for these products and it believes a competitive advantage compared to other equipment manufacturers that cannot meet the required specifications.

Biobor® is a fuel biocide marketed to the aviation, off-road vehicle and stand-by power generation industries and is registered by the United States Environmental Protection Agency as a fuel biocide. (EPA 65217-1). Biobor® is one of only two biocides approved for use in aviation jet fuel. Competition for the jet fuel market is limited to Kathon FP, a product of Rohm and Haas. Kathon FP is not approved for use in some parts of the United States. Biobor® has no geographical limitations and is used throughout the world as a primary choice by operators of turbine fuel aircraft. There are a host of other manufacturers producing fuel biocides for diesel and other hydrocarbon based fuels, with Angus Chemical being one of the largest.

Hammonds' Biobor® JF fuel biocide is approved for control of microbial growth in hydrocarbon fuels. The Biobor® JF product, a fuel additive, is widely recognized as a standard for control of fuel-born microbial growth and has been widely accepted in the aviation, marine and power generation industries. Hammonds has established a very competitive position with the Biobor® JF product, selling to such major customers as Boeing, Dessault, Airbus, Lockheed, Cessna, Gulfstream, Learjet, General Dynamics, Pratt & Whitney, Rolls Royce, GE, Cummins, General Motors, Ford, Caterpillar, DaimlerChrysler and John Deere. Hammonds does not believe that any other product is as accepted in the market as its Biobor® JR. Biobor® JF is one of only two biocides approved for use in aviation fuels and it has also been tested and approved as a preservative for manufactured wood products such as engineered trusses, windows and sheet building materials. Hammonds believes that it enjoys strong market position in the aviation fuel additive market. Several other competitors have entered this market with limited success. There is considerable competition in the field of fuel biocides.

The aviation industry has begun to move from engine driven to electric powered equipment. Rechargeable battery powered vehicles promise more efficiency, less maintenance and cleaner air. A majority of new equipment in the aviation industry is based on electric power. Airlines are eagerly seeking new products and ideas. Competition is significant because much of the competitors' equipment is virtually similar. However, Hammonds believes that its ODV® has better features and can move faster, safer, smoother and with easier use and operation.

Many of our competitors have achieved significant national brand name and product recognition and engage in extensive promotional programs. Moreover, certain of our products and services use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Hammonds' ability to compete successfully will depend on our success at penetrating each targeted market with our products and services, market acceptance of our products and services, our ability to license and develop new and improved products, and our ability to develop and maintain distribution networks. There can be no assurance that Hammonds will be able to compete successfully, that its products will continue to meet with customer approval, that competitors will not develop and market products that are similar or superior to our products or that Hammonds will be able to successfully enhance its products or services.

Production Facilities

Hammonds leases a 106,000 square foot manufacturing and office facility on approximately 13 acres of land located in Houston, TX. The Houston, TX facility is leased from an unaffiliated third party at an annual rental of $436,380 and has sufficient production capacity to meet the Company’s anticipated needs for the foreseeable future.

Materials and Principal Suppliers

Hammonds' additive systems are assembled using fabricated parts from Hammonds' facility and machined parts manufactured in our in-house machine shop. Hammonds’ performance additives, including detergents, pourpoint depressants, cetane improver, lubricity agents and fuel systems icing inhibitors, are produced by Hammonds from products that are purchased in bulk from manufacturers such as GE and Union Carbide.

The ODV® utilizes three main propulsion components: wheel drives, hydrostatic pumps and the engine or electric motor that powers the system.  A broad range of manufacturers offer equipment of this type, which makes sourcing of primary components selective and competitive.

Dependence on Major Customers

Hammonds depends on several major customers including Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, Boeing, Defense Energy Supply and Lockheed Martin. In addition, Hammonds has been a long time supplier to all branches of the United States Military with on-going contracts to supply equipment to the U.S. Army. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of Hammonds could be adversely affected.

Patents, Trademarks And Licenses and Other Intellectual Property

Hammonds' products are covered by various United States patents and patents pending. At present, Hammonds owns over 25 patents covering various fuel additive systems, pumping technology, water treating equipment and Omni Directional Vehicles (ODV®). There are an additional 12 patents in pending status.

Employees

As of December 31, 2007, Hammonds had 65 full time employees, including Carl Hammonds, Hammonds’ founder, president and director. No employees are covered by a collective bargaining agreement. Hammonds’ management considers relations with its employees to be satisfactory.

Environmental Laws and Regulations

Hammonds is required to comply with the rules and regulations promulgated by the U.S. Environmental Protection Agency (EPA), pursuant to the Environmental Protection Act. The original EPA registration for Biobor® JF included extensive testing in order to establish any potential adverse effects on personnel or the environment. The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. Hammonds provides all required label warnings and instructions for the handling of its fuel additive products. Hammonds believes that it is in substantial compliance with all laws and regulations governing its material business operations and has obtained all required licenses and permits for the operation of its business. There can be no assurance in the future that Hammonds will be able to comply with all current or future government regulations in every jurisdiction in which it will conduct its material business operations without substantial cost or interruption of its operations, or that any present or future federal, state, provincial or local environmental protection regulations may not restrict Hammonds' present and possible future operations. In the event that Hammonds is unable to comply with such applicable environmental laws and regulations, Hammonds could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon Hammonds' business. However, Hammonds believes that it is in full compliance with all present environmental rules and regulations and that it should be able to remain in compliance in the future.

Corporate Transactions

In June 2002, the Company's real estate subsidiary, T.R.E. Enterprises, Inc., sold approximately 63% of its real estate portfolio to Orion HealthCorp., Inc. (AMEX:  ONH), f/k/a SurgiCare, Inc. for $6,000,000, evidenced by 1,200,000 shares of Series AA Convertible Preferred Stock, redeemable by ONH at face value of $5.00 per share, which valuation was based on independent appraisals. In December 2002, the Company agreed to convert 300,000 Series AA Convertible Preferred Shares into 3,658,537 shares of ONH common stock, which were subsequently sold in open market transactions during 2003.  During the third quarter of 2004, the Company converted the remaining 900,000 shares of Series AA Convertible Preferred Stock into 875,000 shares of ONH's common stock which shares had a market value of $3,150,000 at the date of conversion. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is $47,999 in 2007.  The Company owns 644,500 shares of ONH's common stock at December 31, 2007 (see note 3).

On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock, valued at $5.05 per common share based upon the closing market price on that date, for a total purchase price of $2,212,000.  The closing market price on the date of this transaction for OICO was $13.23 per common share.  At December 31, 2007, our investment in the 170,345 shares of OICO common stock is classified on the balance sheet as trading securities for $2,201,198, valued at $12.92 per share based upon the closing market price on that date.  The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts.  OI Corporation engages in the design, manufacture, marketing, and service of analytical, monitoring, and sample preparation products, components, and systems (see note 3).

On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB:  RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  At December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock is classified on the balance sheet as trading securities for $3,700,000, valued at $3.70 per share based upon the closing market price on that date.  Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California (see note 3).

At December 31, 2007 and 2006, the Company has unrealized trading gains of $2,329,647 and losses of $49,578, respectively, related to securities held on those dates. These unrealized gains / losses are included in the consolidated statements of operations for the respective years. The Company recorded realized losses of $519,809 for the year ended December 31, 2007 and realized gains of $4,911 on the sales of trading securities and for the year ended December 31, 2006.  For the year ended December 31, 2005, the Company had unrealized trading losses of $2,368,060 and recorded realized losses on the sales of trading securities of $108,655 (see note 3).

On October 19, 2007, Nestle Products Corporation (incorporated on October 18, 2007 in the State of Nevada), a wholly-owned subsidiary of the Company, acquired 9.9% of Las Vegas Premium Gold Products, Inc., a private Nevada corporation, in exchange for 50,000 restricted shares of the Company's common stock valued at $250,000, or $5.00 per common share based upon the closing market price on that date.

On December 29, 2006, the Company sold a 106,000 square foot manufacturing and warehouse facility situated on 10 acres of land in the vicinity of the Bush International Airport in Houston, Texas to an unaffiliated third party for cash consideration of $5,450,000. The $2,909,754 gain on the sale is included in 2006 results. After expenses associated with the sale and the payoff of a loan on the property, the net cash proceeds were $3,039,897. The Hammonds Companies lease this space under an operating lease which expires in October 2016 (see note 18).

On October 25, 2005, the Company and Yuma Production Company (Yuma) entered into a partnership agreement to purchase a refinery in Nixon, Texas owned by Notre Dame Investors, Inc. (Notre Dame).  Notre Dame refused to honor the contract to sell the refinery and filed Chapter 11 Bankruptcy in Federal Court in San Antonio, Texas.   Yuma filed a claim against Notre Dame in the bankruptcy case and the judge ordered Notre Dame to auction off the refinery to settle the claim.  Lazarus Energy LLC was the successful bidder in the auction for the refinery.  A settlement agreement between Yuma and Notre Dame was approved by the bankruptcy judge, whereby Yuma was awarded a $4,000,000 claim against the payments on the promissory note used to purchase the refinery.  Based on the October 25, 2005 partnership agreement with Yuma, the Company's 50% share of the award is $2,000,000, consisting of cash of $1,000,000 and a note receivable of $1,000,000. The cash was received in August 2006, and note payments of $125,000 plus accrued interest are due bi-annually through June 2010.

On October 24, 2006, the Company received $750,000 as a partial settlement in its litigation against Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP. The Company released ONH and its affiliates from any further liabilities to the Company. On January 29, 2007, the Company settled all of its claims against UHY Mann Frankfort Stein Lipp CPA's, LLP. This settlement is included in other income for 2006.

During the second quarter of 2007, the Company purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  This property is not going to be developed by nor is it being held as inventory by the Company.  The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000. In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  On November 12, 2007, the contract was amended to extend the feasibility period to July 31, 2008.  No revenue has been recognized for this transaction because the development of the property requires permits from the City of Texas City and the U. S. Army Corp of Engineers, which the developer believes they can obtain timely within the terms of the contract.  As a result, the transaction has not had all the elements necessary for it to be considered a completed revenue recognition event.

ITEM 1A.  RISK FACTORS RELATED TO OUR BUSINESSES

General

We may experience adverse impacts on our results of operations as a result of adopting new accounting standards or interpretations

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our operating results or cause unanticipated fluctuations in our operating results in future periods. For example, we are required by the Sarbanes-Oxley Act of 2002 to file annual reports and quarterly reports disclosing the effectiveness of our internal controls and procedures. Although we believe our internal controls are operating effectively, and we have committed internal resources to ensure compliance, we cannot guarantee that we will not have any material weaknesses as reported by our auditors, or that such deficiencies will not be discovered through our internal reviews, and such determination could materially adversely affect our business or significantly increase our costs in order to establish effective controls and procedures.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affects the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

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
- timing of the introduction of new products and services and market acceptance of the same

Risks related to our oil and gas services subsidiary

Delta’s operations are materially dependent on levels of oil and gas workover and abandonment activities in the United States

Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. Activity levels for Delta’s oil and gas related services business are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of workover and abandonment activities, tend to fluctuate. Demand for Delta's services can vary significantly due to levels of activities of oil and gas producers in the United States which are directly effected by the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area.

Any prolonged slowdown of the U.S. economy may contribute to an eventual downward trend in the demand for Delta’s services

Other factors affecting Delta’s oil and gas services business include any decline in production of oil and gas wells in the Texas and Gulf Coast area in which it operates. Delta’s revenues and profitability are particularly dependent upon oil and gas industry activity and spending levels in the Texas and Gulf Coast region. Delta’s operations may also be affected by interest rates and cost of capital, tax policies and overall economic activity. Adverse changes in any of these other factors may depress the levels of well workover and abandonment and result in a corresponding decline in the demand for Delta’s products and services and, therefore, have a material adverse effect on Delta’s revenues and profitability.

Profitability of Delta’s operations is dependent on numerous factors beyond Delta’s control

Delta’s operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors impact the cost of sales, such as the price of steel, because approximately 60% of Delta’s oil and gas related revenues is from the sale of new drilling pipe and used pipe extracted during Delta’s well plugging business. Competition for pipe which is impacted by the US and worldwide cost of and demand for steel, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

Delta encounters and expect to continue to encounter intense competition in the sale of Delta’s products and services

Delta competes with numerous companies and its services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies, Key Energy Services, Basic Energy, which are far larger than Delta, as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Many of Delta’s competitors have substantially greater financial and other related resources than us.

Dependence upon major customers for Delta’s workover products and services

Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of Delta’s workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. In 2007, Delta’s largest customers for workover services were El Paso Production Company, The Houston Exploration Company, The Railroad Commission of Texas, Legend Natural Gas and Dominion Exploration and Production, Inc.

Delta’s revenues and cash flows from pipe sales are subject to commodity price risk

Approximately 60% of Delta’s oil and gas related revenues is from the sale of pipe; therefore, Delta has increased market risk exposure in the pricing applicable to the costs of steel. Realized pricing is primarily driven by the prevailing worldwide price and demand for steel. The cost of steel has been increasing significantly due to increased world demand generally and from China and India specifically.

Delta’s business involves certain operating risks, and its insurance may not be adequate to cover all losses or liabilities Delta might incur in its operations

Delta’s operations are subject to many hazards and risks, including the following:

-  fires and explosions;
-  accidents resulting in serious bodily injury and the loss of life or property;
-  pollution and other damage to the environment; and
-  liabilities from accidents or damage by our fleet of trucks, rigs and other equipment.

If these hazards occur, they could result in suspension of operations, damage to or destruction of our equipment and the property of others, or injury or death to our or a third party's personnel.

Risks related to government regulation

Delta’s business is significantly affected by federal, state and local laws and regulations relating to the oil and natural gas industry. Changes in these laws and regulations, including more restrictive administrative regulations and stricter enforcement of these laws and regulations, could significantly affect Delta's business and results of operations. Delta cannot predict future changes in existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on Delta or its future operations and profitability. Delta cannot predict whether additional laws and regulations will be adopted. The adoption of new laws and regulations curtailing exploration and development drilling for oil and natural gas in Delta’s areas of operation could also materially adversely affect Delta's operations by limiting demand for its products and services.

Delta’s workover products and services are subject to and affected by various types of government regulation, including numerous federal and state environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent. Governmental authorities have the power to enforce compliance with these regulations, and violators are subject to civil and criminal penalties, including civil fines, injunctions, or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to Delta and could subject its operations to increased scrutiny.

Risks related to Hammonds’ Subsidiaries

Dependence Upon Parent for Funding

In order to successfully grow Hammonds' business and its plan to increase market share for Hammonds' products and services, Hammonds has been dependent upon the funding that we provide.  Our loan to Hammonds at December 31, 2007 was $594,640, and Hammonds is dependent on our ability to secure and maintain its existing $2,000,000 revolving credit line from a financial institution.

Hammonds received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions (See the discussion under "2006 Private Financing Transactions" and "2007 Private Financing Transactions" in “ITEM 1. DESCRIPTION OF BUSINESS” for Hammonds Industries, Inc.).  As a result of the fact that VOMF has exercised all of the warrants issued in the Private Financing Transactions, Hammonds will not receive any additional funding from VOMF unless new funding arrangements are negotiated. At present, Hammonds is not negotiating with VOMF or other institutional or private investors for additional funding.

If additional debt and/or equity financing is required in 2008, Hammonds believes that such financing will be available from the Company and institutional or other private investors at terms and conditions acceptable to Hammonds.  However, there can be no assurance that unforeseen events, such as the length of time necessary to generate market acceptance of the ODVs®, any unexpected material increased development costs, and the general economy in the markets where Hammonds operates, may result in an inability to secure necessary additional financing at satisfactory terms and conditions, if at all.

Competition

While we believe that Hammonds is competitive and has an established presence in water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors, Hammonds may face significant competition in its efforts to market and sell Hammonds' new ODV® line. Further, Hammonds could face competition from its customers, if they determine to produce and use the products Hammonds presently sells in its water treatment technology systems, fuel handling equipment systems, additives for general fuels and commercial aviation fuels business sectors. Many of Hammonds' customers are well-established entities and possess far greater financial, technical, human and other resources than does Hammonds.

Hammonds must compete against many companies in fragmented, highly competitive markets and Hammonds has fewer resources than many of those companies. Hammonds' business sectors compete principally on the basis of the following factors: product quality and specifications (water treatment technology and fuel additives); customized design and technical qualifications (fuel handling equipment and industrial utility vehicles); and reputation, technical expertise and reliable service (fuel additives and fuel handling equipment). Competitive pressures, including those described above, and other factors could cause Hammonds additional difficulties in acquiring and maintaining market share or could result in decreases in prices, either of which could have a material adverse effect on Hammonds' financial position and results of operations. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact Hammonds' ability to generate an operating profit.

Development efforts for Hammonds' ODV® product line are dependent upon factors outside of Hammonds' control, and upon successful completion of development and market acceptance

Hammonds has devoted significant financial and other resources to the development of Hammonds' new Omni Directional Vehicle (ODV®) line. Hammonds is dependent upon the ability of the third party manufacturers and subcontractors of the ODV® components necessary for it to successfully complete manufacturing of the units in a timely manner, with the features that are required, in order for Hammonds to be able to commercially exploit its development. Hammonds believes that the patented new design can be utilized in connection with forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles. Hammonds has produced several prototypes of its ODV® products at its plant in Houston, TX. While Hammonds has been successful in generating initial ODV® stocking orders and has scheduled delivery of at least 2 ODVs® per month for the next 12 months, and has recently received an order for two ODVs® from The Boeing Company, there can be no assurance that Hammonds will be able to successfully manufacture and sell a sufficient number of ODV® units to generate significant revenues and profits.

In each of the target markets for Hammonds' ODV®, it must face competition from older and more established companies and will be dependent on gaining market approval for Hammonds' patented new ODV® technology. Hammonds must compete with providers of traditional forklifts, freight terminal tractors, security vehicles, industrial highway mowers and a full range of aviation ground handling vehicles and gain market acceptance for Hammonds' uniquely designed ODV®. If Hammonds is successful in generating demand for Hammonds' ODV®, it will be dependent upon third party manufacturers to produce, on a timely basis, necessary ODV® components with the quality and quantity that will be required.

Hammonds relies heavily on commodities in the manufacturing of its equipment and price fluctuations can have a material and adverse effect on the cost structure of its business

Hammonds is exposed to fluctuations in market prices for various commodities in the production of its fuel additive and water treatment products. The rising price of steel also can have an impact on the cost of production of Hammonds' ODVs®. At this time, Hammonds is unable to predict the potential impact of future increases in commodity costs on the cost of its products, or its ability, if any, to increase the selling price of its products to cover such costs. Hammonds has not established arrangements to hedge commodity prices and, where possible, to limit near-term exposure to fluctuations in raw material prices. As a result, the cost to manufacture its products may rise at a time when Hammonds is unable to increase the selling price of such products.

Hammonds’ business is subject to environmental regulations; failure to comply could result in substantial penalties

Hammonds is regulated by various U. S., state and local environmental laws governing its use of substances and control of emissions in all its operations. Compliance with these laws could have a material impact on Hammonds' capital expenditures, earnings, or competitive position. Hammonds' failure or inability to comply with the applicable laws and regulations could result in monetary or other penalties, resulting in unanticipated expenditures or restrictions on Hammonds' ability to operate.

Hammonds is dependent on third-party distributors for Hammonds' ODV® sales, which could reduce its ability to gain marketplace acceptance

Hammonds has begun efforts to build the Hammonds’ ODV® brand through direct sales and through distribution networks and major supply agreements with other companies. Several distributors have elected to carry initial stocking inventories of the Hammonds' ODV®. Hammonds is dependent upon its distributors' success in generating customer orders for the stocking inventory they have purchased and in continued orders for future shipment.

Any material disruption or termination of Hammonds’ relationships with certain suppliers could have a material adverse effect on its operations

Certain of the components included in Hammonds' products, including fuel handling equipment, fluid injector systems and Hammonds' new ODV® equipment, are obtained from a limited number of suppliers. Any material disruption or termination of supplier relationships could have a material adverse effect on Hammonds' operations. Hammonds believes that alternative sources could be obtained, if necessary, but the inability in a timely manner to obtain sufficient quantities of necessary components or the need to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have an adverse effect on Hammonds' operating results and customer relationships.

Hammonds is subject to the risks associated with being a government contractor

Hammonds is a provider of products and services to governmental agencies, including municipal water agencies, waste treatment, and fuel additive and injector services for the U.S. military. Hammonds is therefore exposed to risks associated with government contracting, including reductions in government spending, canceled or delayed appropriations specific to its contracts or projects, heightened competition and modified or terminated contracts. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year and is not always guaranteed. As a result, at the beginning of a contract or project, the related contract or project may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Hammonds’ dependence on major customers could adversely affect Hammonds

Hammonds has been dependent upon its ability to market its products and services to major industrial and governmental agencies such as Arch Chemical, CSX Railroad, Exxon/Mobil, BP Aviation, Chevron/Texaco, Tomco, KopCoat, U.S. Army, U.S. Air Force, Boeing, Defense Energy Supply and Lockheed Martin. If any of these major industrial or governmental agencies terminated its relationship with Hammonds, whether as the result of technological advances by competitors, or otherwise, the business operations and financial condition of Hammonds could be adversely affected.

Hammonds’ failure to attract and retain qualified personnel, including key officers, could have an adverse effect on Hammonds

While we believe that Hammonds' current personnel of 65 employees is sufficient for the forseeable future, Hammonds' ability to attract and retain qualified engineers, and other professional personnel to satisfy its needs is an important factor in determining Hammonds' future success. The market for these skilled professionals is competitive, and there can be no assurance that Hammonds will be successful in its efforts to attract and retain additional professionals as its need increases. In addition, Hammonds' ability to be successful depends in part on its ability to attract and retain skilled laborers in its manufacturing and service business. Demand for these workers can be high at times and the supply can be extremely limited at times. Hammonds' success is also highly dependent upon the continued services of its key officer, Carl Hammonds, Hammonds' president, and the loss of Mr. Hammonds could adversely affect Hammonds. Hammonds has "key" man life insurance on the life of Mr. Hammonds in an amount that it deems sufficient.

Risks inherent in establishing a new market

There can be no assurance that Hammonds will be successful in marketing Hammonds' ODV® line, which uses a new technology aimed at a highly competitive industry for industrial utility vehicles. The market for new products can be very difficult to establish. There are competitors with long-established products, accepted technology and greater financial resources for marketing such products. If the market for Hammonds' ODV® product line takes longer to develop and grow than anticipated, this would have an adverse effect on revenues and potential profitability. While management believes the ODV® represents an important innovation in industrial utility vehicles, Hammonds cannot be assured that its targeted customers will purchase a significant number of units or that Hammonds will be able to establish a nationwide and international network of distributors. If the market develops more slowly than anticipated, Hammonds may require additional financing and will be dependent upon the Company to provide or otherwise secure necessary financing at acceptable terms and conditions.

The revolutionary pump design incorporated in the Hammonds PumpTM represents a significant departure from the existing standard in the design of pumping technology. The new Hammonds PumpTM has potential application in a number of markets and uses, and Hammonds is developing plans to introduce the technology in the near future. Introduction of completely new products presents challenges and requires investment of significant financial and personnel resources to establish market presence through, among other means, media advertising and trade show participation, establishing the requisite marketing and sales infrastructure, developing and refining processes for manufacturing and information flow, and establishing appropriate quality assurance processes.

There can be no assurance that Hammonds will be successful in its ability to continue to obtain the financing necessary to introduce the technology, or that having obtained such financing, will be successful in marketing the line of Hammonds’ products.

Potential risks associated with rapid technological changes

Rapid technological changes could adversely affect Hammonds' business. The market for Hammonds' products and technology in particular is characterized by rapid changes. Evolving industry standards and changing customer needs gives rise to a very competitive marketplace for new technology. If Hammonds is unable to meet or stay ahead of new technologies being developed and to changes in industry standards, its business could be adversely affected.

Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for many of Hammonds' products and services. In order for Hammonds to continue to grow and remain competitive, Hammonds must be able to anticipate changes in technological and regulatory standards. Hammonds must be able to continue to introduce new and enhanced products on a timely basis. Hammonds may not achieve these goals and some of its products may become obsolete. New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. Hammonds' various patents may not provide substantial protection from competition or be of commercial benefit to Hammonds. Hammonds may not be able to enforce its rights under trademarks or patents against third parties. Some international jurisdictions may not protect these kinds of rights to the same extent that they are protected under U.S. law. If a third party successfully challenges Hammonds' trademarks or patents, it may affect its competitive and financial position.

Environmental factors and changes in laws and regulations could increase Hammonds’ costs and liabilities and affect the demand for its products and services

In addition to the environmental risks described above relating to the water treatment business and other operations, Hammonds is subject to environmental laws and regulations, including those concerning:

- emissions into the air;
- discharges into waterways;
- soil and water pollution;
- occupational health and safety.

Environmental laws and regulations generally impose limitations and standards for regulated materials and require Hammonds to obtain a permit and comply with various other requirements

The improper characterization, handling, or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent Hammonds' ability to perform.

The environmental health and safety laws and regulations to which Hammonds is subject are subject to change, and it is impossible to predict the effect of any future changes to these laws and regulations on Hammonds. Hammonds does not yet know the full extent, if any, of environmental liabilities associated with many of its contracts or projects. There can be no assurance that Hammonds' operations in the future will be able to continue to comply with future laws and regulations.

The level of enforcement of these laws and regulations also affects the demand for many of Hammonds' services. Changes in regulations and the perception that enforcement of current environmental laws has been reduced have decreased the demand for some services, as customers have anticipated and adjusted to the potential changes. Future changes could result in increased or decreased demand for some of Hammonds' services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost-effectiveness of remedies available under the changed regulations. If proposed or enacted changes materially reduce demand for Hammonds' environmental services, its results of operations could be adversely affected.

Dependent upon Hammonds' ability to manage its growth

Hammonds anticipates continued rapid growth in the future, especially if marketing efforts for Hammonds' new ODV® are successful. In such event, Hammonds will require effective management and additional financial and other resources. This growth, if achieved, will place significant strains on Hammonds' financial, managerial and other resources. Failure to effectively manage growth could have a materially adverse effect on Hammonds' business and results of operations.

Limited patent and proprietary information protection

Hammonds believes that its patents for its various products and systems, including Hammonds' new ODV® and the Hammonds PumpTM, and the proprietary processes used in production of its products and equipment systems, does not infringe on the patents and proprietary rights of others. In the event that Hammonds' products infringe the patent or proprietary rights of others, Hammonds may be required to modify its process or obtain a license. There can be no assurance that Hammonds would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on Hammonds' business. In addition, there can be no assurance that Hammonds will have the financial or other resources necessary to prosecute or defend a patent infringement or proprietary rights action. Moreover, if any of Hammonds' products infringe patents or proprietary rights of others, Hammonds could, under certain circumstances, become liable for damages, which could have a material adverse effect on Hammonds. Hammonds relies on its own patents and proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its proprietary rights. However, such patents and methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation or otherwise challenge Hammonds' patents. Although Hammonds requires all of its employees to sign non-disclosure, non-competition and inventions agreements, there can be no assurance that such agreements will be enforceable or will provide meaningful protection to Hammonds. There can be no assurance that Hammonds will be able to adequately protect its patents and trade secrets or that other companies will not acquire information that Hammonds considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of Hammonds.

Risks related to our NPI subsidiary

Dependence upon third-party manufacturers for its products

Virtually all of NPI's products, which include products sold in the automotive and consumer retail and after market channels, are manufactured overseas. NPI has no long-term agreements with any manufacturers for its products, but relies on management's business contacts with manufacturers in renewing its short-term agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. Any inability or delay in NPI's renewal of its agreements at economically favorable terms could have a material adverse effect on NPI unless alternative supplies are available.

Dependence upon third-party licenses

NPI markets its diversified product assortment under the Good Choice® and MOTOR TREND® brand names. NPI’s entire Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on all of its many products. The NPI Good Choice® product assortment includes a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products. The Good Choice® program is dependent upon a growing national advertising campaign in the subscription issues of Good Housekeeping magazine, pursuant to a license agreement with Good Housekeeping.

The NPI MOTOR TREND® branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, emergency road side kits and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND® program is dependent upon a growing national advertising campaign in MOTOR TREND® magazine. In addition, NPI plans include additional brand advertising through MOTOR TREND® Radio and MOTOR TREND® TV expected to start in late 2008. NPI’s business would be materially adversely affected if either the Good Housekeeping or MOTOR TREND® relationship was terminated.

Dependence upon major customers

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others. During our fiscal year ended December 31, 2007, NPI's large accounts (annual revenue contribution of $100,001 and higher) accounted for 91.8% of NPI's revenues. One of these customers accounted for 65% of NPI's revenues and 25% of the Company's revenues.  The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2008 includes targeting three or more additional large accounts and reducing its dependence upon major customers to approximately 88%, by adding more mid-size accounts (annual revenue contribution of $25,001 to $100,000).

Dependence upon independent sales agents and internal personnel for sales and marketing

NPI has working vendor agreements with its major customers.  NPI sells its products through the use of its in-house personnel and independent sales agents covered under sales and marketing agreements.  NPI contracts with agents, who are responsible for contacting potential customers in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated on a commission basis only, calculated on the net sales price of products invoiced to customers. No commissions are paid until NPI receives payment from customers. NPI is dependent upon its sales agents and could be adversely affected if one or more sales agents having established relationships with NPI’s major customers terminated the relationship with NPI.

NPI faces competition from larger companies

In the safety product category of the automotive after-market, which accounts for a significant portion NPI's products and sales, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. This competition may adversely affect NPI's ability to continue to increase revenues and market share. NPI's management believes its primary competitors in the safety products market include Coleman Cable Company and East Penn among other large manufacturers and importers. In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Coleman Cable and American Tac, among others.

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

- the other risk factors described in this Form 10-K;
- changing demand for our products and services and ability to develop and generate sufficient revenues;
- any delay in our ability to generate operating revenue or net income from new products and services;
- general conditions in markets we operate in;
- general conditions in the securities markets;
- issuance of a significant number of shares, whether for compensation under employee stock options, conversion of debt, potential acquisitions, stock dividends and additional financing using equity securities or otherwise.

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2007, we had 7,103,842 shares of common stock issued and 0 preferred shares issued. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Compliance with Penny Stock Rules

As the result of the fact that the market price for our common stock has been below $5 per share, our common stock is considered a "penny stock" as defined in the Exchange Act and the rules thereunder. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could additionally limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

Shares eligible for future sale

As of December 31, 2007, the Registrant had 7,103,842 shares of common stock issued, 4,121,407 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ended December 31, 2007, the Company operated Hammonds from its executive offices in Kemah, Texas. During 2004, the Company's majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities into a combined 12,500 square foot leased executive office, sales and warehouse facility in Houston, TX, which facility was acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired at the same amount from Delta by American International Industries, Inc., which has a 51% interest, and by Delta's executive officers who acquired the remaining 49% interest.  Delta continues to maintain a 5,000 square foot office and warehouse facility in Louisiana which is leased from an unaffiliated third party at an annual rental of $18,000. Hammonds leases a 106,000 square foot manufacturing facility located in Houston, TX on approximately 10 acres from an unaffiliated third party at an annual rental of $436,380. The Company owns the 38,500 square foot warehouse and office facility utilized by NPI. The Company's executive offices which consist of 1,730 square feet are leased from an unaffiliated third party for $1,738 per month. The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

On July 12, 2005, the Company filed a lawsuit against Orion HealthCorp., Inc. and Brantley Venture Partners alleging common law fraud, stock fraud, material misrepresentations, civil conspiracy and violations of the rules of the American Stock Exchange. On October 24, 2006, the Company received $750,000 as a partial settlement in its litigation against Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP. The Company released ONH and its affiliates from any further liabilities to the Company. Subsequent to the release of all claims between the Company and ONH and its affiliates, the court signed a judgment in favor of SurgiCare against the Company for the recovery of attorney’s fees in the sum of approximately $70,000.  Management believes that the judge may not have been aware of the release from the original litigation.  SurgiCare has refused to acknowledge the mutual release and has threatened to enforce the judgment.  Management of the Company has vigorously defended the case and has filed a separate lawsuit to seek a declaratory judgment that the prior judgment was released by the mutual.  The declaratory judgment action is presently pending in the 333rd District Court of Harris County, Texas.  The Company has not recorded any liability in connection with this lawsuit since the outcome will not significantly affect the results of operations of the Company.  On January 29, 2007, the Company settled its claims against UHY Mann Frankfort Stein Lipp CPA's, LLP.

In the first quarter of 2007, the Company settled claims with two parties associated with the acquisition of Hammonds. The Company paid $300,000 to pay off a short term note payable plus interest and acquire an option to purchase all the party’s shares of the Company’s common stock. The other party’s dividend shares were relinquished and returned to our parent. The settlement of these lawsuits does not significantly affect the results of operations of the Company.

In February 2007, our Delta subsidiary settled a claim against Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman specifically for a rig damaged in Hurricane Katrina. Delta received $100,000 in March 2007 to settle this claim.

As of December 31, 2007, our Delta subsidiary is involved in three related lawsuits. In the first lawsuit, Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc., Fort Apache alleges that Delta breached its contract with Fort Apache and violated the Texas Deceptive Trade and Practices Act. Fort Apache drilled a well which they subsequently decided to plug. Fort Apache contracted with Delta to plug the well. Fort Apache alleges that Delta bid the job with a specified lump sum plugging operation and that Delta went over the bid amount. Fort Apache claims that it never authorized the costs of the extra labor, operation or additional equipment to plug the well. Also, Fort Apache claims that the well is still commercially viable as Delta encountered pressure at the well site during its plugging operations. Fort Apache claims that Delta acted negligently in failing to contact Fort Apache regarding the pressure at the well so as to allow Fort Apache to determine the feasibility of production at the well. Fort Apache claims that it was damaged as a result of the omissions of Delta, and Delta’s actions in force-plugging the well and that its damages are the costs of drilling a new well.

The trial was divided into two phases:  (i) Phase I to try the claims of Fort Apache against Delta: and (ii) Phase II to try the counterclaim and the issue of attorneys’ fees.  Closing arguments of Phase I of the bench trial were heard by the judge on September 17, 2007.  On January 30, 2008, the judge entered her Findings of Fact and Conclusions of Law and, as a result of a request by Delta, issued an Amended Findings of Fact and Conclusions of Law on February 15, 2008, in which the judge found, among other things, that Delta breached its contract with Fort Apache and acted negligently, which actions and inactions caused the loss of Fort Apache’s wellbore.  The judge found actual damages to be $1,508,846.  The second phase of the trial is scheduled to begin March 6, 2008 and as of this date, a final judgment has not been entered in the case.  Management is vigorously defending this matter and Delta has retained the services of Byron Keeling of the firm Keeling & Downes to file a vigorous appeal if an adverse judgment is entered against Delta.  An evaluation of the outcome of this case cannot be made at this time. In the unlikely event that a favorable verdict is received by Fort Apache against Delta, management believes that any damages assessed will be recoverable through favorable verdicts in the two lawsuits discussed below.

In the second lawsuit, Gemini Insurance Company v. Delta Seaboard Well Services, Inc., Delta had a CGL insurance policy with Gemini Insurance Company for 2003, naming Delta as an insured, which policy was in effect at such time as Delta began the plugging operation referenced in the first lawsuit. Delta made a claim under the policy for a defense in the Fort Apache case; however, Gemini has filed suit against Delta seeking a declaratory judgment that it owes no defense under the policy. In connection with such declaration, Delta has filed a counterclaim seeking to have the policy declared applicable as to the claims of Fort Apache against Delta and claims for breach of contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith on the part of Gemini in refusing coverage.  Written discovery has been exchanged between both Gemini and Delta.  No depositions have been taken in this matter.  Summary judgment motions must be heard by June 20, 2008, and expert designations for parties seeking affirmative relief are due on that date.  Defense expert designations are due July 21, 2008.  The discovery deadline in this litigation is September 19, 2008, and a trial date has not yet been reset.  Management is vigorously defending this matter and asserting its affirmative claims.  An evaluation cannot be made at this time in connection with the outcome of the Gemini litigation.

In the third lawsuit, Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman, Delta’s position is that if there is not coverage under the Gemini policy, its broker failed to obtain appropriate insurance coverage and misrepresented the coverage it did obtain through the Gemini policy.  The parties agreed to refrain from actively working on the Broker Lawsuit pending the outcome of the Fort Apache lawsuit and the Gemini lawsuit because the results of those two lawsuits could render the Broker Lawsuit unnecessary.  One of the broker’s defenses is that all claims in the Broker Lawsuit are barred by the March 2007 settlement reached in Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman for a rig damaged in Hurricane Katrina, mentioned above.  The broker asserts that this release applies to the claims in the Broker Lawsuit.  If the release is found by the court to include the claims asserted in the Broker Lawsuit, the Broker Lawsuit will be barred and will be dismissed by the court.  In such event, Delta would have a potential professional malpractice claim against the attorney that represented it in the Property Lawsuit for not properly advising Delta as to the scope and effect of the release.  If the court finds that the release does not bar the Broker Lawsuit, then it will continue on the merits of the case.  As a result, it is premature to analyze the potential outcome of the Broker Lawsuit.  As part of the attorney’s work on the Broker Lawsuit, the attorneys determined that Delta has a potential claim against American International Specialty Lines Insurance Company for coverage for the Fort Apache lawsuit under a commercial umbrella policy.  American International Specialty Lines Insurance Company was first provided notice of the Fort Apache lawsuit in March 2008.  An evaluation of these potential claims is premature because the attorneys have not received a response to the notice.

In the event that Delta is found liable to Fort Apache for damages, and Delta does not prevail against Gemini, its insurance carrier, and / or Insurance Alliance and Robert Holman, its insurance agent, the Company’s financial condition could be adversely affected.  However, Delta expects to prevail in these matters, the Company has not recorded any liabilities in connection with these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2007, the Company's annual meeting of shareholders was held. At the meeting the shareholders voted for the election of Daniel Dror, Charles R. Zeller, Robert W. Derrick, Jr., Thomas J. Craft, Jr. and John W. Stump, III to serve on our board until the next annual meeting of shareholders or until their successors are elected and qualified and voted to ratify our selection of GLO CPAs, LLLP as independent auditors for 2007. At the date of the annual meeting, the Company had a total of 5,467,602 shares of common stock outstanding and a total of 4,966,036 were present and voted. The following tables set forth the vote of shareholders with respect to the two proposals:

Proposal 1. Election of Directors

Nominees	For	Withheld
Daniel Dror	4,934,295	31,741
Charles R. Zeller	4,935,822	30,214
Robert W. Derrick, Jr.	4,935,815	30,221
Thomas J. Craft, Jr.	4,941,521	24,515
John W. Stump, III	4,941,521	24,515

Proposal 2. Ratification of GLO CPAs, LLLP as Independent Auditors for 2007.

For	Against	Abstain	BNV
4,901,257	2,779	62,000	-

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted under the symbol AMIN on the NasdaqCM. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008				Fiscal 2007		Fiscal 2006
	High		Low		High	Low	High	Low
First Quarter ended March 31,	$		$		$5.50	$3.50	$7.50	$5.50
Second Quarter ended June 30,	$	---	$	---	$5.13	$4.00	$9.70	$6.10
Third Quarter ended September 30,	$	---	$	---	$6.00	$3.66	$7.80	$5.00
Fourth Quarter ended December 31,	$	---	$	---	$6.00	$3.60	$6.95	$3.00

The Company believes that as of December 31, 2007, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On January 17, 2007, the Company announced that its Board of Directors approved a stock repurchase program, effective January 12, 2007. Under the program, the Company is authorized to repurchase up to $3,000,000 of its outstanding shares of common stock from time to time over the next three years, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.  During 2007, the Company purchased 23,162 shares under this plan at an average price paid per share of $4.65.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2007.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2007 to October 31, 2007	3,300	$4.95	2,500	-
November 1, 2007 to November 30, 2007	-	-	-	-
December 1, 2007 to December 31, 2007	7,700	4.64	-	-
	11,000	$4.73	2,500	-

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends. During prior years it has been the policy of the Company not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. During fiscal year 2007, the Company paid to shareholders on September 19, 2007, a stock dividend of 20%. The Board of Directors will continue to evaluate the Company's earnings, financial condition, capital requirements and other factors in any future determination to declare and pay cash and/or stock dividends.

Recent Sales of Unregistered Securities

During 2007, the Company issued restricted securities as follows:

(i)	in January 2007 the Company issued 103,800 restricted shares in lieu of cash bonuses to its employees valued at $508,620, based upon the closing market price on such date;
(ii)	in June 2007 the Company issued 4,000 shares of restricted stock to the Company’s directors for serving on our Board of Directors valued at $17,000, based upon the closing market price on such date;
(iii)
on September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock, valued at $5.05 per common share based upon the closing market price on such date, for a total purchase price of $2,212,000.  The closing market price on the date of this transaction for OICO was $13.23 per common share.  The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts;

(iv)
on October 19, 2007, Nestle Products Corporation (incorporated on October 18, 2007 in the State of Nevada), a wholly-owned subsidiary of the Company, acquired 9.9% of Las Vegas Premium Gold Products, Inc., a private Nevada corporation, in exchange for 50,000 restricted shares of the Company's common stock valued at $250,000, based upon the closing market price of $5.00 per common share on such date; and

(v)
on November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB:  RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock, valued at $4.90 per common share based upon the closing market price on such date, for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2007.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price	available for future issuance
	exercise of outstanding	of outstanding	under equity compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	172,800	$5.83	691,200
Equity compensation plans
not approved by security holders	0	0	0
Total	172,800	$5.83	691,200

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Results Data:
Revenues	$34,938,526	$33,408,554	$25,476,269	$16,687,426	$7,842,943
Net income (loss)	$(1,805,951)	$1,569,699	$(4,523,907)	$619,411	$(943,036)
Regular preferred dividends	$(29,575)	$(60,425)	$(48,750)	$(200,000)	$-
Deemed preferred dividends	$(1,981,162)	$(1,290,898)	$-	$-	$-
Net income (loss) applicable to common shareholders	$(3,816,688)	$218,376	$(4,572,657)	$419,411	$(943,036)
Net income (loss) per basic common share	$(0.65)	$0.05	$(1.31)	$0.15	$(0.44)
Net income (loss) per diluted common share	$(0.65)	$0.05	$(1.31)	$0.13	$(0.44)
Basic weighted average common shares	5,907,742	4,655,044	3,486,269	2,763,100	2,132,646
Diluted weighted average common shares	5,907,742	4,655,044	3,486,269	3,162,100	2,132,646

Financial Position Data:
Total assets	$44,586,554	$36,596,931	$30,163,349	$22,367,368	$20,537,605
Long-term debt, less current installments	$10,766,951	$6,945,282	$6,393,206	$1,698,504	$1,075,072
Stockholders' equity	$27,093,668	$22,562,007	$12,898,939	$15,431,394	$13,386,296

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

General

American International Industries, Inc. is a holding company and has five reporting segments and corporate overhead:

- Hammonds Technical Services - a business engaged in fuel handling equipment for the United States military and industrial customers, a provider of fuel injection services for the aviation industry, and the designer of a new line of omni directional vehicles (ODV®) for a wide variety of uses;
- Hammonds Fuel Additives – produces and markets motor and aviation fuel additives;
- Hammonds Water Treatment – manufactures patented systems which provide water disinfection for a wide range of potable and waste water applications;
- Northeastern Plastics - ("NPI"), a wholly-owned subsidiary, which is a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
- Delta Seaboard - a 51% owned subsidiary which is an onshore rig-based well servicing contracting company providing service to the oil and gas industry;
- Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's balance sheet at $0.  The Company received income from the royalty interest of $4,859 in 2007, $5,147 in 2006 and $4,844 in 2005.  Through Brenham Oil & Gas, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by the Company, to assist them with the resources required to develop their reserves.

Hammonds Industries, Inc. (OTCBB: "HMDI), our 48.2% subsidiary, is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds").

The Company consolidates Hammonds even though its ownership is less than 51%, because the Company appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, the Company recognizes 100% of Hammonds’ losses.  The Company’s ownership percentage will be diluted in the event of the conversion by Vision Opportunity Fund Limited (VOMF) of their shares of Hammonds' Series A, B and C Convertible Preferred Stock into shares of Hammonds’ common stock.  In 2005, Hammonds, through its parent company, acquired 51% of the capital stock of Hammonds Technical Services, Inc. See Note 2 “Acquisition” below.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by Hammonds, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities are wholly-owned subsidiaries of the Company.  On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. in consideration for the issuance of 16,000,000 restricted shares of Hammonds’ common stock, valued at a price of $0.25 per share, the price of the Hammonds’ common stock at the date of the transaction. As a result of this transaction, Hammonds owns 100% of each of the Hammonds subsidiaries.

Hammonds received approximately $5.4 million from the 2006 and 2007 VOMF Private Financing Transactions (See the discussion under "2006 Private Financing Transactions" and "2007 Private Financing Transactions" in “ITEM 1. DESCRIPTION OF BUSINESS” for Hammonds Industries, Inc.).

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

The Company’s real estate investment policy historically has been to acquire real estate for resale based upon our view of market conditions. Such properties are listed on the balance sheet as real estate acquired for resale.  Real estate is not a segment of the Company's business.

We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably of additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities. Some or all of which could have a material adverse effect on our business, financial condition and results of operations. The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. It is our current intention to finance future acquisitions by using shares of our common stock and other forms of financing as the consideration to be paid. In the event that the common stock does not have and maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to seek other forms of financing in order to proceed with our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing at terms acceptable to the Company.

Related Party Transactions

During the year ended December 31, 2007, the Company issued 50,400 shares of common stock to Daniel Dror II for services representing $254,310 of cost to the Company. Daniel Dror II is the adult son of the CEO of the Company.

On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company. See note 12 for additional valuation information.

On August 24, 2007, Hammonds issued 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee and 2,000,000 shares of restricted stock valued at $448,500 in bonuses to the officers, directors and key employees of Hammonds.

The Company had a revolving credit note receivable at December 31, 2006, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother.  During 2006, the Company extended credit of $1,065,000 and received payments of $840,000.  IDCL was a party to the lawsuit between the Company and Orion HealthCorp., Inc. (AMEX: "ONH"), f/k/a SurgiCare, Inc., which was settled by the Company in October 2006.  On August 30, 2007, the Company agreed to release IDCL from this obligation in consideration for settling the lawsuit and the $225,000 is included in other expense for the year ended December 31, 2007.

Critical Accounting Policies

Our significant accounting policies are described in the note 1 to our consolidated financial statements for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2007 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 VERSUS YEAR ENDED DECEMBER 31, 2006

We have five reporting segments: Hammonds Technical Services, Hammonds Fuel Additives, Hammonds Water Treatment, Northeastern Plastics, Delta Seaboard, and corporate overhead.

Our consolidated net revenues for the year ended December 31, 2007 were $34,938,526 compared to $33,408,554 for the prior year, an increase of $1,529,972 or 4.6%. The increase in revenues was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems, resulting in an increase in revenues of $3,629,145, or 56%, compared to the prior year. Revenues for Northeastern Plastics increased by $255,265 and revenues for Delta declined by $2,354,438. The decrease in revenues at Delta is primarily due to decreased pipe sales, which have declined industry-wide.

Cost of sales for the year ended December 31, 2007 was $23,798,641, compared to $23,000,379 for the year ended December 31, 2006. Our gross margins in 2007 were 31.9% compared to gross margins of 31.2% in 2006.

Consolidated selling, general and administrative expenses for the year ended December 31, 2007 were $15,226,554 compared to $14,143,237 in 2006. The primary reasons for the higher expenses are increased depreciation and amortization expense of $301,926, increased rent and utilities for Hammonds, higher sales and marketing expenses related to Hammonds' increase in revenues, and higher legal and professional fees for Delta.

We had an operating loss of $4,086,669 for the year ended December 31, 2007, compared to an operating loss of $3,735,062 for the year ended December 31, 2006.

We had other income of $2,064,607 in 2007, compared to $5,259,388 in 2006. The primary reason for the other income in 2007 was due to net realized and unrealized gains on trading securities of $1,809,838 (see note 3), income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $504,122 (for further disclosure regarding the TERP grant, see note 15), offset by a non-cash finance expense of $386,334 associated with Hammonds' issuance and sale of Series A, B and C Convertible Preferred Stock (See footnote 13). The primary reason for the other income in 2006 was due to a $2,759,754 gain on the sale of a 106,000 square foot manufacturing and warehouse facility situated on 10 acres of land in the vicinity of the Bush International Airport in Houston, Texas to an unaffiliated third party. Additionally, other income in 2006 included the receipt of $750,000 as a partial settlement in litigation against Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP, and $2,000,000 related to a settlement agreement for the Nixon, Texas refinery.  On October 25, 2005, the Company and Yuma Production Company (Yuma) entered into an agreement to purchase a refinery in Nixon, Texas, that was subsequently sold to Lazarus Energy LLC.  Yuma filed a claim in bankruptcy court against the seller, Notre Dame Investors, Inc. (Notre Dame).  A settlement agreement between Yuma and Notre Dame was approved by the bankruptcy judge, whereby Yuma was awarded a $4,000,000 claim against the payments on the promissory note used to purchase the refinery.  Based on the October 25, 2005 agreement with Yuma, the Company's 50% share of the award is $2,000,000, consisting of cash of $1,000,000 and a note receivable of $1,000,000. The cash was received in August 2006, and note payments of $125,000 plus accrued interest are due bi-annually through June 2010.

We had a net loss of $1,805,951 or $0.31 per share for the year ended December 31, 2007 compared to net income of $1,569,699 or $0.34 per share for the year ended December 31, 2006.

Delta

Delta had revenues of $11,475,187 in 2007 compared to $13,829,625 in 2006 or a decrease of $2,354,438 or 17%. The decrease in revenues at Delta is primarily due to decreased pipe sales, which have declined industry-wide. Pipe sales declined $2,834,049, or 29%, offset by an increase in rig service revenues of $479,611, or 12%.  For the year ended December 31, 2007, pipe sales represented 60% of Delta's revenues, compared to 70% for the year ended December 31, 2006.  Margins for 2007 were approximately $6,174,344 compared to $6,615,647 in 2006. Margins for pipe sales declined from 25.4% in 2006 to 22.6% in 2007.  Material prices and pipe rework costs were higher due to increased fuel costs being passed through by Delta's vendors.  Delta experienced an operating loss of $298,881 in 2007 compared to operating income of $529,671 in 2006. Delta had a net loss of $384,079 in 2007 compared to $92,599 in 2006. The increase in the net loss was due to decreased margins and an increase in selling, general and administrative expenses, related to increased legal and professional fees and depreciation expense. Delta intends to continue to focus on land-based oil and gas operations principally in the Texas Gulf Coast area and expects increased rig service income in 2008, with the addition of two rigs to its fleet during 2007.

Delta, as part of its business, sells salvaged and new pipe to operators of oil and gas fields. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.

NPI

During 2007, NPI's revenues were $13,366,801 compared to revenues of $13,111,536 during the prior year, an increase of $255,265. The revenue increase was principally due to increased sales volumes from NPI's customers throughout the year. NPI’s gross margin for 2007 and 2006 was 20%. NPI generated operating income of $730,199 for the 2007 fiscal year, compared to $898,032 during the prior fiscal year. During fiscal 2007, operating expenses were $1,998,442 compared to $1,763,632 for the fiscal year 2006, an increase of $234,810, or 13%, due to increased licensing, freight costs, and commissions in support of the increase in revenues.

NPI is highly reliant upon a small customer base, with approximately 65% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations. During 2004, NPI was granted a license to use the MOTOR TREND® on certain of its automotive aftermarket products and during the last quarter of the 2004 fiscal year NPI was granted the right to use the Good Housekeeping Seal of Approval on certain of its electrical home use products. NPI expects that these licensing rights will continue to increase its revenues and income in future periods.  NPI's strategic plan for 2008 includes targeting three or more additional large accounts (annual revenue contribution of $100,001 and higher) and reducing its dependence upon major customers to approximately 88%, by adding more mid-size accounts (annual revenue contribution of $25,001 to $100,000).

Our subsidiary, NPI has purchase orders from all customers for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

Hammonds

Gross revenues for the year ended December 31, 2007 were $10,096,538 compared to $6,467,393 for the year ended December 31, 2006, representing an increase of $3,629,145, or 56%.  The increase was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems.  Hammonds Water Treatment revenues increased by $1,113,616, or 54%, and Hammonds Technical Services revenues increased by $2,608,935, or 82%.

Cost of sales for the year ended December 31, 2007 was $7,859,639 or 77.8% of revenues compared to $5,336,529 or 82.5% of revenues for the year ended December 31, 2006. Costs of sales are anticipated to continue to decrease during 2008 as a percentage of revenues, as a result of improved absorption of fixed costs over an increasing revenue base and manufacturing efficiencies resulting from new, more efficient equipment and production techniques.

In 2007, selling, general and administrative expenses totaled $4,343,934 or 43.0% of revenues compared to $3,311,656 or 51.2% of revenues in 2006. The selling, general and administrative expenses increased primarily due to stock based compensation issued to officers and key employees of $469,600, increased depreciation and amortization expense of $201,273, increased rent and utilities of $155,574, and other increases for sales and marketing expenses related to Hammonds' increase in revenues.  To accommodate increased production, Hammonds now occupies the entire Rankin Road warehouse and office facility, of which 24,000 square feet was occupied by another tenant prior to 2007, resulting in increased rent and utilities.

Hammonds’ operating loss decreased to $2,107,035 in 2007 compared to $2,180,792 in 2006. Hammonds' 2007 and 2006 operating loss was mainly attributable to costs of manufacturing, including manufacturing components and direct and indirect labor costs for the production of Hammonds’ new line of ODVs®, injector systems and water purification systems. We expect that Hammonds' operating loss will decrease with the anticipated growth in revenues and reduced expenses associated with research and development as a percentage of revenues. Hammonds had a net loss of $2,671,904 in 2007 and $2,446,563 in 2006.

YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005

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

Our corporate segment had a gain of $3,477,218 in 2006 compared to a loss of $3,623,383 in 2005. The primary reason for the improvement was due to a $2,759,754 gain on the sale of a 106,000 square foot manufacturing and warehouse facility situated on 10 acres of land in the vicinity of the Bush International Airport in Houston, Texas to an unaffiliated third party. Additionally, the improvement was attributable to the receipt of $750,000 as a partial settlement in litigation against Orion HealthCorp., Inc. (AMEX:ONH), f/k/a SurgiCare, Inc. and UHY Mann Frankfort Stein Lipp CPA's, LLP, and $2,000,000 related to a settlement agreement for the Nixon, Texas refinery On October 25, 2005, the Company and Yuma Production Company (Yuma) entered into a partnership agreement to purchase a refinery in Nixon, Texas owned by Notre Dame Investors, Inc. (Notre Dame).  Notre Dame refused to honor the contract to sell the refinery and filed Chapter 11 Bankruptcy in Federal Court in San Antonio, Texas.   Yuma filed a claim against Notre Dame in the bankruptcy case and the judge ordered Notre Dame to auction off the refinery to settle the claim.  Lazarus Energy LLC was the successful bidder in the auction for the refinery.  A settlement agreement between Yuma and Notre Dame was approved by the bankruptcy judge, whereby Yuma was awarded a $4,000,000 claim against the payments on the promissory note used to purchase the refinery.  Based on the October 25, 2005 partnership agreement with Yuma, the Company's 50% share of the award is $2,000,000, consisting of cash of $1,000,000 and a note receivable of $1,000,000. The cash was received in August 2006, and note payments of $125,000 plus accrued interest are due bi-annually through June 2010.  Our corporate segment had no revenue in 2006 and 2005.

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

NPI is highly reliant upon a small customer base, with approximately 57% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations. During 2004, NPI was granted a license to use the MOTOR TREND® on certain of its automotive aftermarket products and during the last quarter of the 2004 fiscal year NPI was granted the right to use the Good Housekeeping Seal of Approval on certain of its electrical home use products. NPI expects that these licensing rights will increase its revenues and income in future periods.

Hammonds

During 2006, Hammonds revenues were $6,467,393 compared to $3,395,151 in 2005, or an increase of $3,072,242 or 90.49%. During fiscal 2005, Hammonds’ production facility in Houston, TX was forced to close for approximately two weeks related to Hurricane Katrina. In addition, Hammonds’ production operations were halted for two weeks in connection with Hammonds’ move to a new facility. The two stoppages reduced Hammonds revenues from those anticipated. Hammonds' costs of sales for the year ended December 31, 2006 were $5,336,529 compared to $2,396,950 in 2005, or an increase of $2,939,579 or 122.64%. Costs of sales are anticipated to decrease during 2007 related to new, more efficient equipment and supporting inventories. In 2006, Hammonds' selling, general and administrative expenses totaled $3,311,656 compared to $2,104,473 in 2005. The selling, general and administrative expenses primarily consist of sales and marketing expenses, research and development costs and engineering expenses. Hammonds had an operating loss of $2,180,792 in 2006 compared to $1,106,272 in 2005. Hammonds had a net loss of $2,446,563 in 2006 compared to $1,194,652 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2007 VERSUS YEAR ENDED DECEMBER 31, 2006

The Company had current assets of $32,866,476 at December 31, 2007 compared to current assets of $22,653,250 at December 31, 2006. The Company's current liabilities at December 31, 2007, were $5,076,104 compared to $5,028,047 at December 31, 2006. Working capital for the year ended December 31, 2007 was $27,790,372 compared to $17,625,203 at year end 2006. At December 31, 2007, the Company had total assets of $44,586,554 compared to total assets of $36,596,931 at December 31, 2006, representing an increase in total assets of $7,989,623 or approximately 22%. The increase in total assets is primarily attributable to an increase in trading securities of $6,086,127, an increase in real estate held for sale of $1,684,066, and an increase of $1,478,073 in property and equipment.  The increase in trading securities is primarily the result of our investments in OI Corporation and Rubicon Financial Incorporated.  On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock for a total purchase price of $2,212,000. The closing market price on the date of this transaction for OICO was $13.23 per common share.  The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts. On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007.

The Company's total liabilities at December 31, 2007 were $17,492,886 compared to $14,034,924 at December 31, 2006. The increase in total liabilities was attributable to increased borrowings to fund our investments in trading securities and real estate held for sale, and for property and equipment to support increased production at Hammonds.

Net cash used in operating activities was $4,611,048 in 2007 compared to $623,674 in 2006. Net cash used in operating activities was primarily attributable to our net loss of $1,805,951 and an increase in trading securities of $2,084,289 (see note 3). Inventories increased by $508,578, accounts receivable decreased by $385,619, and accounts payable and accrued expenses decreased by $520,369. Significant non-cash adjustments to reconcile net loss to net cash used in operating activities include the following:

-	unrealized gains on trading securities of $(2,329,647);
-	income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $(504,122);
-	provision for deferred income taxes of $(346,665);
-	realized losses on trading securities of $519,809;
-	common shares and stock warrants issued for services of $1,031,485;
-	depreciation and amortization expense of $1,209,378; and
-	finance expenses associated with the Series C Preferred Stock Issuance for Hammonds of $386,334.

Net cash used in operating activities was $623,674 in 2006 compared to $4,265,423 in 2005. Net cash used in operating activities was primarily attributable to net income from operations of $1,569,699, offset by non-cash items included in net income, including gain on disposal of assets of $2,894,288 and the issuance of a note receivable for a refinery settlement of $1,000,000. Other significant non-cash items included in net income were common shares issued for services of $1,443,674 and depreciation and amortization expense of $907,452. Inventories increased by $614,019, prepaid expenses increased by $130,208, and accounts payable and accrued expenses decreased by $134,669.

Net cash provided by investing activities in 2007 was $36,579 compared to net cash provided by investing activities of $1,172,537 in 2006. Cash provided by investing activities in 2007 resulted from a net redemption of certificates of deposits of $944,000, receipts of principal payments on notes receivable of $572,954, offset by capital expenditures for property and equipment of $1,370,967.

Net cash provided by investing activities in 2006 was $1,172,537 compared to net cash used by investing activities of $5,634,355 in 2005. Proceeds from the sale of property in the amount of $5,118,802 and cash from other sources were used to increase our investments in certificates of deposit by $4,139,000.

Net cash provided by financing activities was $5,189,822 in 2007 compared to $17,835 in 2006. We received net proceeds of $1,981,162 from the issuance of 2,102,960 shares of Hammonds' Series C Convertible Preferred Stock in connection with the exercise by VOMF of all outstanding Series A, B and C Warrants in September 2007 and net proceeds of $694,672 from the issuance of 3,970,400 shares of Hammonds' common stock upon the exercise by VOMF of Series C Warrants in March 2007.   Additionally, we received $1,657,420 from short-term borrowings, $721,337 from long-term debt, and $1,102,365 from an increase margin loans. We made payments of $693,662 on short-term notes and under line-of-credit agreements and $162,074 on long-term debt. The Company purchased 23,162 shares of treasury stock at a cost of $107,766.

Net cash provided by financing activities was $17,835 in 2006 compared to $7,529,010 in 2005. Proceeds from the issuance of preferred stock were $2,710,120. The Company received $2,034,941 and $374,806 from long-term and short-term debt financing, respectively. Payments on long-term debt were $2,609,119 and net repayments under lines of credit and short-term notes were $2,427,023.

Our subsidiary, NPI, has a $5,000,000 line of credit with Wachovia Bank, which has a maturity date in April 2009. Our subsidiary, Delta has a line of credit for $2,000,000 with Trust Mark Bank, which has a maturity date in June 2009. Both Wachovia Bank and Trust Mark Bank have informed the Company that the respective maturity dates on the lines of credit will be extended prior to the due dates by at least eighteen months. Hammonds Technical Services, Inc., a subsidiary of Hammonds, has negotiated a new revolving line of credit for $2,000,000 with Texas Community Bank, which line of credit is due August 2009. The Company has excellent relationships with its banks and believes that it will be able to renegotiate its lines of credit at terms and conditions satisfactory to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at December 31, 2007, due to the generally short maturities of these items. December 31, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of December 31, 2007, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

We are exposed to equity price risk on our portfolio of trading securities. As of December 31, 2007, our total equity holdings in publicly traded companies were valued at $6,810,382, compared to $724,255 as of December 31, 2006.  The increase in trading securities is primarily the result of our investments in OI Corporation and Rubicon Financial Incorporated.  On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock for a total purchase price of $2,212,000. The closing market price on the date of this transaction for OICO was $13.23 per common share.  On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our marketable equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. The Company seeks to manage exposure to adverse equity returns by maintaining diversified securities portfolios.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(3,405,191)	$(2,383,634)	$(1,021,557)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

American International Industries, Inc. and Subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ / GLO CPAs LLLP
GLO CPAs LLLP
March 18, 2008
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.
April 21, 2006
Houston, Texas

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$3,891,156	$3,275,803
Certificate of deposit	5,195,000	6,139,000
Trading securities	6,810,382	724,255
Accounts receivable, less allowance for doubtful accounts
of $231,870 at December 31, 2007 and $232,307 at December 31, 2006	4,835,452	5,221,072
Current portion of notes receivable	3,898,831	1,021,593
Accounts and notes receivable from related parties	30,000	235,000
Inventories	5,811,997	5,303,418
Real estate acquired for resale	1,909,066	225,000
Drilling rigs held for sale	187,611	187,611
Prepaid expenses and other current assets	296,981	320,498
Total current assets	32,866,476	22,653,250

Long-term notes receivable, less current portion	618,129	4,043,322
Investment in Whittingdon Oil & Gas	-	6,000
Investment in Las Vegas Premium Gold Products	250,000	-
Property and equipment, net of accumulated depreciation and amortization	4,619,940	3,141,867
Goodwill, less accumulated amortization of
$205,295 at December 31, 2007 and December 31, 2006	674,539	674,539
Patents and trademarks, net of amortization	5,457,365	6,038,870
Other assets	100,105	39,083
Total assets	$44,586,554	$36,596,931
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,197,415	$3,667,108
Margin loans from financial institutions	1,443,424	341,058
Short-term notes payable	219,970	917,301
Current installments of long-term capital lease obligations	29,967	-
Current installments of long-term debt	185,328	102,580
Total current liabilities	5,076,104	5,028,047

Long-term debt, less current installments	10,766,951	6,945,282
Long-term capital lease obligations, less current installments	123,100	-
Deferred tax liability	156,535	503,200
Minority interest	1,370,196	1,558,395
Total liabilities	17,492,886	14,034,924

Stockholders' equity:
Preferred stock, $0.001par value, 1,000,000 authorized: none issued
Common stock, $0.001 par value, 10,000,000 authorized:
7,107,842 shares issued and 7,070,480 shares outstanding at December 31, 2007;
5,340,852 shares issued and 5,335,452 shares outstanding at December 31, 2006	7,108	5,341
Additional paid-in capital	46,327,209	37,324,641
Accumulated deficit	(19,045,752)	(15,229,064)
Common stock issuance obligation	-	508,620
	27,288,565	22,609,538
Less treasury stock, at cost (37,362 shares at December 31, 2007
and 5,400 shares at December 31, 2006)	(194,897)	(47,531)
Total stockholders' equity	27,093,668	22,562,007
Total liabilities and stockholders' equity	$44,586,554	$36,596,931
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(restated)

Revenues	$34,938,526	$33,408,554	$25,476,269
Costs and expenses:
Cost of sales	23,798,641	23,000,379	17,630,094
Selling, general and administrative	15,226,554	14,143,237	9,562,334
Total operating expenses	39,025,195	37,143,616	27,192,428

Operating income (loss)	(4,086,669)	(3,735,062)	(1,716,159)

Other income (expenses):
Settlement proceeds from sale of Nixon Refinery	-	2,000,000	-
Interest and dividend income	494,401	578,679	479,369
Finance expense for issuance of preferred stock of subsidiary	(386,334)	-	-
Realized gains (losses) on trading securities	(519,809)	4,911	(108,655)
Unrealized gains (losses) on trading securities	2,329,647	(49,578)	(2,368,060)
Interest expense	(588,748)	(1,043,618)	(446,684)
Texas Emissions Reduction Plan Grant	504,122	-	-
Gain (loss) on sale of assets	9,748	2,894,288	(471,076)
Other income (expense)	221,580	874,706	211,730
Total other income (expenses)	2,064,607	5,259,388	(2,703,376)

Net income (loss) before income tax	(2,022,062)	1,524,326	(4,419,535)
Provision for income taxes	(27,912)	-	-

Net income (loss) from operations before minority interest	(1,994,150)	1,524,326	(4,419,535)
Minority interest	188,199	45,373	(104,372)
Net income (loss)	$(1,805,951)	$1,569,699	$(4,523,907)

Preferred dividends of subsidiary
Regular dividends	(29,575)	(60,425)	(48,750)
Deemed dividend	(1,981,162)	(1,290,898)	-
Net loss applicable to common shareholders	$(3,816,688)	$218,376	$(4,572,657)

Net loss applicable to common shareholders:
Basic and diluted	$(0.65)	$0.05	$(1.31)

Weighted average common shares:
Basic and diluted	5,907,742	4,655,044	3,486,269
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2007, 2006 (Restated) and 2005

							Common
					Additional		Stock		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Issuance	Treasury	stockholders'
	shares	amount	shares	amount	capital	deficit	Obligation	stock	equity

Balance, December 31, 2004, as restated	390,000	$390	2,910,329	$2,910	$26,208,015	$(10,745,893)	$	$(34,028)	$15,431,394
Issuance of common shares for services			112,900	113	657,482	-		-	657,595
Issuance of shares for acquisition of majority-owned subsidiary by a majority-owned subsidiary	-	-	145,000	145	1,449,855	-		-	1,450,000
Exercise of stock options	-	-	50,000	50	74,950	-		-	75,000
20% common stock dividends	-	-	713,311	713	(713)	-		-	-
Acquisition of treasury shares	-	-	(2,400)	(2)	2	-		(13,503)	(13,503)
Treasury shares stock dividends	-	-	(480)	-	-	-		-	-
Conversion of preferred shares for common stock	(390,000)	(390)	390,000	390	-	-		-	-
Net loss	-	-	-	-	-	(4,523,907)		-	(4,523,907)
Cash dividends on preferred stock	-	-	-	-	-	(48,750)		-	(48,750)
Cash dividends on common stock	-	-	-	-	-	(128,890)		-	(128,890)
Balance, December 31, 2005	-	$-	4,318,660	$4,319	$28,389,591	$(15,447,440)	$	$(47,531)	$12,898,939
Issuance of common shares for intangible assets	-	-	-	-	4,000,000	-		-	4,000,000
Issuance of preferred stock of subsidiary	-	-	-	-	4,001,018	-		-	4,001,018
Issuance of common shares for services	-	-	138,700	139	934,915	-	508,620	-	1,443,674
20% common stock dividends	-	-	883,492	883	(883)	-	-	-	-
Net income	-	-	-	-	-	1,569,699	-		1,569,699
Regular dividends on preferred stock of subsidiary	-	-	-	-	-	(60,425)	-	-	(60,425)
Deemed dividends on preferred stock of subsidiary						(1,290,898)			(1,290,898)
Balance, December 31, 2006	-	$-	5,340,852	$5,341	$37,324,641	$(15,229,064)	$508,620	(47,531)	$22,562,007
Exercise of preferred stock warrants of subsidiary					694,672				694,672
Issuance of common shares for services			204,650	205	1,448,115		(508,620)		939,700
Issuance of stock warrants for services					70,685				70,685
Issuance of shares for purchase of OI Corporation common stock			240,000	240	1,211,760				1,212,000
Issuance of shares for purchase of Rubicon Financial, Inc. common stock			200,000	200	979,800				980,000
Issuance of shares for investment in Las Vegas Premium Gold Products			50,000	50	249,950				250,000
Issuance of preferred stock of subsidiary					2,367,496				2,367,496
20% common stock dividends			1,104,302	1,104	(1,104)				-
Shares returned in lawsuit settlement			(8,800)	(9)	9			(39,600)	(39,600)
Net loss						(1,805,951)			(1,805,951)
Acquisition of treasury shares			(23,162)	(23)	23			(107,766)	(107,766)
Regular dividends on preferred stock of subsidiary						(29,575)			(29,575)
Deemed dividends on preferred stock of subsidiary					1,981,162	(1,981,162)			-
Balance, December 31, 2007	-	$-	7,107,842	$7,108	$46,327,209	$(19,045,752)	$-	(194,897)	$27,093,668

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		(restated)

Cash flows from operating activities:
Net income (loss)	$(1,805,951)	$1,569,699	$(4,523,907)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation and amortization	552,154	383,666	379,407
Amortization of patents and trademarks	657,224	523,786	200,561
Provision for deferred income taxes	(346,665)
Finance expense for issuance of preferred stock of subsidiary	386,334
Common shares issued for services	960,800	1,443,674	657,595
Compensation – stock warrants	70,685
Realized (gains) losses on the sale of trading securities	519,809	(4,911)	108,655
Unrealized (gains) losses on the sale of trading securities	(2,329,647)	49,578	2,368,060
Note receivable for refinery settlement	-	(1,000,000)	-
Stock returned in lawsuit settlement	(39,600)
Receivable obligation released in lawsuit settlement	225,000
Texas Emissions Reduction Plan Grant	(504,122)
Escrow held for sale of property	-	(15,361)	-
Miscellaneous write-off	6,000	(27,714)	-
(Gain) loss on sale of drilling rigs	-	-	471,076
(Gain) loss on disposal of assets	(9,748)	(2,894,288)	24,791
Minority interest	(188,199)	(45,373)	104,372
Forgiveness of debt by related parties		-	(104,285)
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	385,619	(77,173)	(1,622,134)
Trading securities	(2,084,289)	292,337	317,389
Inventories	(508,578)	(614,019)	(2,644,818)
Prepaid expenses and other current assets	23,517	(130,208)	16,328
Other assets	(61,022)	57,302	(66,060)
Increase (decrease) in operating liabilities, net of acquisition of subsidiary:
Accounts payable and accrued expenses	(520,369)	(134,669)	47,547
Net cash used in operating activities	(4,611,048)	(623,674)	(4,265,423)

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,370,967)	(353,100)	(3,486,889)
Investment in Whittingdon Oil & Gas	-	(6,000)	-
Proceeds from sale of property	11,310	5,118,802	-
Proceeds from sale of drilling rigs	-	-	300,000
Redemption of certificate of deposit	7,414,000	400,000	300,000
Investment in certificate of deposit	(6,470,000)	(4,539,000)	(2,000,000)
Costs of securing patents and trademarks	(75,718)	(26,393)	(12,337)
Cash paid for acquisition of subsidiary, net of cash (used) acquired	-	-	(941,794)
Issuance of note receivable	(25,000)	-	-
Receipts of principal payments on notes receivable	572,954	718,228	206,665
Loans to/from related parties	(20,000)	(140,000)	-
Net cash provided by (used in) investing activities	36,579	1,172,537	(5,634,355)

Cash flows from financing activities:
Proceeds from issuance of preferred stock of subsidiary	1,981,162	2,710,120	-
Proceeds from issuance of common stock of subsidiary	694,672	-	-
Proceeds from exercise of stock options	-	-	75,000
Proceeds from long-term debt	721,337	2,034,941	5,884,105
Margin loans	1,102,365	(65,890)	406,949
Proceeds from short-term debt	1,657,420	374,806	-
Repayment of borrowings from related parties	-	-	(663,795)
Net borrowings (repayments) under lines of credit agreements and short-term notes	(693,662)	(2,427,023)	2,625,709
Principal payments on long-term debt	(162,074)	(2,609,119)	(607,815)
Principal payments under capital lease obligations	(3,632)	-	-
Dividends paid on preferred stock	-	-	(48,750)
Dividends paid on common stock	-	-	(128,890)
Acquisition on treasury shares	(107,766)	-	(13,503)
Net cash provided by (used in) financing activities	5,189,822	17,835	7,529,010

Net increase (decrease) in cash and cash equivalents	$615,353	$566,698	$(2,370,768)
Cash and cash equivalents at beginning of year	3,275,803	2,709,105	5,079,873
Cash and cash equivalents at end of year	$3,891,156	$3,275,803	$2,709,105

Supplemental schedule of cash flow information:
Interest paid	$588,748	$1,043,618	$423,629
Taxes paid	$418,859	$246,060	$215,234
Non-cash transactions:
Issuance of note payable for real estate acquired for sale	$1,684,066	$-	$-
Issuance of common stock for the purchase of OI Corporation common stock	$1,212,000	$-	$-
Issuance of common stock for investment in Las Vegas Premium Gold Products	$250,000	$-	$-
Issuance of common stock for the purchase of Rubicon Financial, Inc. common stock	$980,000	$-	$-
Acquisition of fixed assets under capital lease obligations	$156,700	$-	$-
Issuance of note payable for equipment	$-	$20,524	$-
Issuance of note payable and assumption of liabilities for acquisition of subsidiary	$-	$-	$1,457,400
Assumption of note payable for land and building	$-	$(410,393)	$-

Non-cash portion of assets and liabilities received in the acquisition of a majority-owned subsidiary:
Current assets	$-	$-	$1,379,433
Property and equipment, net	-	-	826,765
Patents and trademarks, net	$-	$-	$2,724,487
Other non-current assets	$-	$-	$70,085
Current liabilities	$-	$-	$(2,098,376)
Deferred tax liability	$-	$-	$(503,200)

The accompanying notes are an integral part of these consolidated financial statements.

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Northeastern Plastics, Inc., and its majority owned subsidiary, Delta Seaboard Well Service, Inc., and its 48.2% owned subsidiary, Hammonds Industries, Inc. (OTCBB: "HMDI"), formerly International American Technologies, Inc. (“Hammonds”).  In accordance with FIN46(r), the Company consolidates Hammonds although its ownership is less than 51%, because the Company appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded equity value, the Company recognizes 100% of Hammond’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of certain amounts for the years ended December 31, 2005 and 2006 have been reclassified to conform to the presentations for the current year.

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

December 31, 2007 and December 31, 2006 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues.  The Company has no significant sales returns or allowances.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 2007, 2006, and 2005, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

Stock-Based Compensation

The Company sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

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

New Standards Implemented

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company at this time; however, they may apply in the future.

(2) Acquisition of Hammonds Technical Services, Inc.

On February 28, 2005,  the Company's subsidiary, International American Technologies, Inc. n/k/a Hammonds Industries, Inc. (“Hammonds”), entered into a Stock Purchase Agreement  to acquire a 51% interest in the capital stock of Hammonds Technical Services, Inc., a privately owned Texas corporation in consideration for Hammonds or its parent, American International Industries, Inc., providing: (i) $998,300 in cash to Hammonds for working capital; (ii) a secured revolving long-term line of credit in the amount of $2,000,000; and (iii) issuing 145,000 restricted shares of the Company’s  common stock to Hammonds  in consideration for a $1,450,000 promissory note. The value of the stock at $10.00 per share was guaranteed. The sellers of 51% of Hammonds and Mr. Daniel Dror entered into a stock repurchase agreement as of April 28, 2005, where the sellers agreed to sell the 145,000 shares to Mr. Daniel Dror for $10.00 per share through the third anniversary of the effective date of the agreement. These restricted shares were exchanged for two minority equity interests in Hammonds owned by third parties, which minority interests were canceled. The total purchase price to acquire the 51% in Hammonds was $2,455,700 representing cash payments of $825,000, 145,000 shares of AMIN’s restricted common stock valued at $1,450,000 and the assumption of a note payable to one of the former shareholders in the amount of $173,300 and liabilities in excess of assets in the amount of $7,400. Pursuant to the Stock Purchase Agreement, which was effective on April 28, 2005, Hammonds became a 51% owned subsidiary of the Company.

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
$2,455,700

Revenues and expenses are included in HMDI’s statement of operations from May 1, 2005 through December 31, 2007.

(3) Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2007 and 2006, the Company has unrealized trading gains of $2,329,647 and losses of $49,578, respectively, related to securities held on those dates. These unrealized gains / losses are included in the consolidated statements of operations for the respective years. The Company recorded realized losses of $519,809 for the year ended December 31, 2007 and realized gains of $4,911 on the sales of trading securities and for the year ended December 31, 2006.  For the year ended December 31, 2005, the Company had unrealized trading losses of $2,368,060 and recorded realized losses on the sales of trading securities of $108,655.

On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock, valued at $5.05 per common share based upon the closing market price on that date, for a total purchase price of $2,212,000.  At December 31, 2007, our investment in the 170,345 shares of OICO common stock is classified on the balance sheet as trading securities for $2,201,198 valued at $12.92 per share based upon the closing market price on that date.  The closing market price on the date of this transaction for OICO was $13.23 per common share.  The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts.  OI Corporation engages in the design, manufacture, marketing, and service of analytical, monitoring, and sample preparation products, components, and systems.

On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB:  RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  At December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock is classified on the balance sheet as trading securities for $3,700,000, valued at $3.70 per share based upon the closing market price on that date.  Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California.

The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our marketable equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. The Company seeks to manage exposure to adverse equity returns by maintaining diversified securities portfolios.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(3,405,191)	$(2,383,634)	$(1,021,557)

(4) Inventories

Inventories consisted of the following:

	December 31, 2007	December 31, 2006
Parts and materials	$1,420,043	$1,332,446
Work in process	186,045	232,451
Finished goods	4,346,867	4,034,699
Less reserve for obsolescence	(140,958)	(296,178)
	$5,811,997	$5,303,418

(5) Real Estate Transactions

During the second quarter of 2007, the Company purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  This property is not going to be developed by nor is it being held as inventory by the Company.  The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000.  In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  On November 12, 2007, the contract was amended to extend the feasibility period to July 31, 2008.  No revenue has been recognized for this transaction because the development of the property requires permits from the City of Texas City and the U. S. Army Corp of Engineers, which the developer believes they can obtain timely within the terms of the contract.  As a result, the transaction has not had all the elements necessary for it to be considered a completed revenue recognition event.

(6) Long-term Notes Receivable

Long-term notes receivable at December 31, 2007 consisted of the following:

	December 31, 2007	December 31, 2006
Net note receivable from sale of real estate, principal payment due on or before July 30, 2008	$3,020,044	$3,020,044
Sale of machinery and equipment, principal payment due on or before December 1, 2008	164,000	439,200
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	160,892	190,310
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1
and December 1, through June 1, 2010	750,000	875,000
Sale of drilling rig, principal and interest due monthly through December 31, 2009	222,024	325,000
Other	-	15,361
Notes receivable	4,516,960	5,064,915
Less current portion	3,898,831	1,021,593
Notes receivable, less current portion	$618,129	$4,043,322

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2007	December 31, 2006
Land		$892,945	$817,595
Building and improvements	20	1,029,996	1,009,001
Machinery and equipment	7-15	4,314,861	2,910,871
Office equipment and furniture	7	892,399	701,682
Automobiles	5	1,025,264	724,827
		8,155,465	6,163,976
Less accumulated depreciation and amortization		(3,535,525)	(3,022,109)
Net property and equipment		$4,619,940	$3,141,867

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $552,154, $383,666, and $379,407, respectively.

During the fourth quarter of 2007, the Company entered into capital lease agreements for machinery and equipment included in the December 31, 2007 balances as follows:

December 31, 2007
Machinery and equipment	$163,174
Less: Accumulated depreciation and amortization	(0)
Net property and equipment	$163,174

Principal repayment provisions of long-term capital leases are as follows at December 31, 2007:

2008	29,967
2009	32,344
2010	34,339
2011	33,215
2012	23,202
Total	$153,067

(8) Intangible Assets

Intangible assets at December 31, 2007 consisted of the following:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,544,498	$845,022	12 years
Trademarks	1,149,199	220,953	10 years
Sole Source Contract	1,144,039	314,396	7 years
Patents, Trademarks, and Sole Source Contract	$6,837,736	$1,380,371	11 years

Intangible assets at December 31, 2006 consisted of the following:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,468,780	$466,154	12 years
Trademarks	1,149,199	106,033	10 years
Sole Source Contract	1,144,039	150,961	7 years
Patents, Trademarks, and Sole Source Contract	$6,762,018	$723,148	11 years

Aggregate Amortization Expense
For year ending December 31, 2008	$646,066
For year ending December 31, 2009	$646,066
For year ending December 31, 2010	$646,066
For year ending December 31, 2011	$646,066
For year ending December 31, 2012	$601,768
For year ending December 31, 2013	$538,851
For year ending December 31, 2014	$481,821
For year ending December 31, 2015	$449,725
For year ending December 31, 2016	$403,105
For year ending December 31, 2017	$269,518
For year ending December 31, 2018	$128,139

The Company’s patents, trademarks, and sole source contract resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interests of the three Hammonds subsidiaries.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$526,629	12 years
Trademarks	465,199	124,053	10 years
Sole Source Contract	464,039	176,777	7 years
Patents, Trademarks and Sole Source Contracts	$2,735,625	$827,459	11 years

On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. by issuing Carl Hammonds 16,000,000 restricted shares or 44.4% of Hammonds' common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of the Hammonds. Additionally, the Company incurred costs related to the securing of additional patents totaling $26,393 in 2006 and $75,718 during the year ended December 31, 2007. The following table contains a summary of the intangible assets acquired in 2006 and during the year ended December 31, 2007:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,738,111	$318,393	12 years
Trademarks	684,000	96,900	10 years
Sole Source Contract	680,000	137,619	7 years
Patents, Trademarks and Sole Source Contracts	$4,102,111	$552,912	11 years

Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $657,224, $523,786 and $200,561, respectively.

(9) Short-term Notes Payable

	December 31, 2007	December 31, 2006
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2008, secured by assets of the Company's subsidiaries	$-	$531,871
Note payable with interest at 10.5%, interest payments due monthly	89,999	90,459
Insurance note payable with interest at 7.36%, principal and interest due in monthly payments of $27,255.05 through April 1, 2007	-	109,020
Insurance note payable with interest at 7.86%, principal and interest due in monthly payments of $32,492.73 through May 1, 2008	129,971	-
Note payable to former owner of equity interest in Hammonds payable on July 20, 2005 with accrued interest at prime plus 4%	-	173,300
Other notes with various terms	-	12,651
	$219,970	$917,301

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

The average balance of the $5,000,000 note for the year ended December 31, 2006, was approximately $1,500,000.  At December 31, 2007 and 2006, the average annual interest rates of our short-term borrowings were approximately 8.9% and 9.0%, respectively.

In the first quarter of 2007, the Company settled a claim with the former owner of an equity interest in Hammonds by paying off the $173,300 note plus interest of $26,700.  Since the note payable was in dispute, no interest expense had been recorded in prior years and the entire $26,700 was recognized as expense in 2007.   Interest expense on the other short-term notes was approximately $23,900 and $149,800 for the years ended December 31, 2007 and 2006.

(10) Long-term Debt

Long-term debt consisted of the following:

	December 31, 2007	December 31, 2006
Note payable to a bank, interest due quarterly at prime plus 1%, principal payment due August 26, 2009, secured by real property	$1,000,000	$1,000,000
Note payable to bank, which allows the Company to borrow up to $2,000,000, interest due quarterly at prime plus 1%, principal payment due August 26, 2009, secured by assets of the Company's subsidiary, Hammonds Technical Services, Inc.	1,992,189	1,992,189
Note payable to a bank, which allows the Company to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by assets of the Company's subsidiary, Delta Seaboard Well Service, Inc.	1,876,631	1,469,542
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by real property	423,967	426,508
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property	552,312	588,106
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2009, secured by assets of the Company's subsidiary, Northeastern Plastics, Inc.	1,254,000	-
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2009	400,000	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 19, 2009	1,000,000	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	72,389	89,354
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary, Hammonds Technical Services, Inc.	220,338	-
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on June 1, 2009, secured by real property	1,740,000	-

Note payable to a bank, due in monthly payments of $6,120.38, including interest at 8.25%, through August 9, 2012, secured by assets of the Company's subsidiary, Delta Seaboard Well Service, Inc.	279,204	-

Other notes with various terms	141,249	82,163
	10,952,279	7,047,862
Less current portion	(185,328)	(102,580)
	$10,766,951	$6,945,282

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

Principal repayment provisions of long-term debt are as follows at December 31, 2007:

2008	$185,328
2009	9,451,992
2010	612,235
2011	186,805
2012	185,529
Thereafter	330,390
Total	$10,952,279

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

The Company is authorized to issue up to 10,000,000 shares of Common Stock, of which 864,000 are reserved for issuance pursuant to the exercise of warrants pursuant to an employment agreement with the Company’s Chairman, CEO. On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company.  In connection with the Company's 20% stock dividend to all shareholders on September 19, 2007, the terms of these warrants were adjusted to reflect the dividend, resulting in the warrant being exercisable to buy 172,800 shares for $5.83 per share.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007 as follows:

December 31, 2007
Dividend yield	0.00%
Expected volatility	38.68
Risk free interest	6.25%
Expected lives	2 years

A summary of the status of the Company's stock options to employees as of December 31, 2007 is presented below:

	Shares	Weighted Average Exercise December 31, 2007
Outstanding at beginning of period	-	$	N/A
Granted	172,800		5.83
Exercised	-		N/A
Canceled	-		N/A
Outstanding and exercisable at end of period	172,800		$5.83
Weighted average fair value of options
granted during the period	172,800		5.83

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2007:

Exercise Price	Number Outstanding and Exercisable at December 31, 2007
$5.83	172,800

(13) Preferred Stock of Subsidiary

In August and September 2006, Hammonds entered into stock purchase agreement with Vision Opportunity Master Fund Limited (“VOMF”), an institutional investor, pursuant to which Hammonds sold to VOMF 833,333 shares of Series A Preferred Stock and 833,333 shares of Series B Preferred Stock, respectively. (the “2006 Private Financing Transactions” respectively) and issued VOMF: (i) Series A Warrants to purchase 8,333,333 shares of common stock at $0.18 per share, expiring in August 2011; and (ii) Series B Warrants to purchase an additional 8,333,333 shares of common stock at $0.18 per share, expiring in August 2007. In connection with the sale of the Series B Convertible Preferred Stock, Hammonds issued VOMF: (i) Series C Warrants to purchase an additional 8,333,333 shares of common stock at $0.50 per share, expiring in September 2011; and (ii) Hammonds agreed to extend the expiration dates on the Series B Warrants issued in the 2006 Private Financing Transactions from August 2007 to August 2008. Hammonds received net proceeds of approximately $2,710,120 from the sale of Series A and Series B Preferred Stock.

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

In connection with the agreement of VOMF to exercise up to 4,000,000 Series C Warrants in March 2007, Hammonds reduced the exercise price from $0.50 per share to $0.18 per share through December 31, 2007, following which the exercise price reverted to $0.50 per share. On March 27, 2007, VOMF exercised 3,970,400 Series C Warrants at a price of $0.18 per share with gross proceeds of $714,672 to Hammonds. This modification to the initial agreement requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, we have calculated a fair value reduction of $193,559.56 for this modification. Since no additional value was given to the holders of these warrants, no expense has been recognized for the change in exercise price.

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

On July 25, 2007, Hammonds and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through September 30, 2007. This dividend waiver is recorded in the December 31, 2007 financial statements presented in this report. Additionally, VOMF agreed that future accrued dividends may be paid, at Hammond's option, in cash or in restricted shares of Hammond's common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to the Company.

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

We valued the warrants using the Black-Scholes model, using the following assumptions:

	Stock Price on Date of Reduction	Volatility	Risk-Free Interest Rate
Warrants A, B, & C – September 20, 2007	$0.60	106.18%	6.25%

The Black-Scholes model yielded the following valuations for the warrants:

	Exercise Price / Term	Fair Value
Warrants A, B, & C – September 20, 2007	$0.10 / 0.03 years	$10,518,678
Warrants A, B, & C – September 20, 2007	Original Terms	10,132,344
Fair value increase		$386,334

(14) Concentration of Credit Risk

The Company maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at December 31, 2007, the Company's cash balances exceeded the limits ($100,000) covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. During the year ended December 31, 2007, the Company had one customer on a consolidated basis that accounted for twenty-five (25%) percent of the Company's revenues.

We are exposed to equity price risk on our portfolio of trading securities. As of December 31, 2007, our total equity holdings in publicly traded companies were valued at $6,810,382, compared to $724,255 as of December 31, 2006.  The increase in trading securities is primarily the result of our investments in OI Corporation and Rubicon Financial Incorporated.  On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock for a total purchase price of $2,212,000. The closing market price on the date of this transaction for OICO was $13.23 per common share.  On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our marketable equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. The Company seeks to manage exposure to adverse equity returns by maintaining diversified securities portfolios.

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(3,405,191)	$(2,383,634)	$(1,021,557)

(15) Texas Emissions Reduction Plan Grant

 Delta Seaboard Well Service, Inc. is the recipient of a Texas Emissions Reduction Plan (TERP) grant from the Texas Commission on Environmental Quality in the amount of $1,157,273. TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (NOx) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. The Company applied this guidance and during the year ended December 31, 2007, Delta increased machinery and equipment and recognized other income for this grant in the amount of $504,122.

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

(16) Income Taxes

The provision for income taxes as of December 31, 2007 consists of the following:

December 31, 2007

Current taxes	$119,073
Deferred tax benefit	(1,762,962)
Benefits of operating loss carryforwards	1,297,224
Current Federal Taxes	$(346,665)
Texas Margin Tax	91,830
2006 tax payments	226,923
Total provision for income taxes	$(27,912)

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:

- the Company consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of the Company as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $192,216;
- the valuation allowance for deferred tax assets increased by $3,711,558; and
- the net affect of uncertain tax positions decreased the tax provision by $5,124.

The following table sets forth a reconciliation of the statutory income tax for the years ended December 31, 2007, 2006, and 2005:

	December 31, 2007	December 31, 2006	December 31, 2005
Net income (loss) before taxes	$(2,022,062)	$1,524,326	$(4,419,535)

Income tax benefit computed at statutory rate	$(687,501)	$518,126	$(1,502,642)
Permanent differences	37,969	84,600	84,600
Net effects of temporary differences	(425,473)	(103,114)	897,988
Effect of federal graduated rates	(568,884)	-	-
Increase (decrease) in valuation allowance	1,297,224	(499,612)	520,054
Prior year taxes paid in current year	226,923	-	-
Texas Margin Tax	91,830	-	-
	$(27,912)	$-	$-

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets recognized for deductible temporary differences and loss carryforwarrds total $859,465, net of a valuation allowance of $4,573,456. Deferred tax liabilities recognized for taxable temporary differences total $1,016,000. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$5,344,429	$1,396,654
Bad debts	39,505	-
Unrealized loss on trading securities	1,061	-
Inventory	47,926	-
Valuation allowance	(4,573,456)	(1,396,654)
Deferred tax asset	$859,465	$-

Deferred tax liabilities:
Fixed asset temporary difference	$152,744	$138,775
Intangible asset temporary difference	7,415	364,425
Current installments on long-term debt	35,012	-
Unrealized gain on trading securities	817,515	-
Other	3,314	-
Deferred tax liability	$1,016,000	$503,200

Net deferred tax liability	$156,535	$503,200

The Company has loss carryforwards totaling $15,718,910 available at December 31, 2007 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,761,086	2013
$1,462,959	2014
$2,086,064	2015
$860,006	2017
$566,409	2018
$1,028,302	2019
$1,551,019	2020
$2,587,701	2021
$3,815,364	2022

(17) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Basic income (loss) per share:
Net income (loss)	$(1,805,951)	$1,569,699	$(4,523,907)
Weighted average common shares outstanding	5,907,742	4,655,044	3,486,269
Weighted average common shares outstanding for diluted net income (loss) per share	5,907,742	4,655,044	3,486,269
Net income (loss) per share - basic	$(0.31)	$0.34	$(1.30)

Net income (loss) per share - diluted	$(0.31)	$0.34	$(1.30)

(18) Commitments and Contingencies

Various key officials of the Company have entered into employment agreements with the Company. In March 2007, the CEO of the Company entered into a five-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 144,000 warrants per annum with an exercise price of $7.00, beginning March 15, 2007. The CFO of the Company entered into a three-year employment agreement beginning June 1, 2007, which provides for an annual salary of $75,000 plus a bonus as determined by the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $158,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into an employment agreement that provides for an annual base salary of $150,000 each. The employment agreement for Hammonds’ president provides for an annual base salary of $90,000.

As of December 31, 2007, our Delta subsidiary is involved in three related lawsuits. In the first lawsuit, Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc., Fort Apache alleges that Delta breached its contract with Fort Apache and violated the Texas Deceptive Trade and Practices Act. Fort Apache drilled a well which they subsequently decided to plug. Fort Apache contracted with Delta to plug the well. Fort Apache alleges that Delta bid the job with a specified lump sum plugging operation and that Delta went over the bid amount. Fort Apache claims that it never authorized the costs of the extra labor, operation or additional equipment to plug the well. Also, Fort Apache claims that the well is still commercially viable as Delta encountered pressure at the well site during its plugging operations. Fort Apache claims that Delta acted negligently in failing to contact Fort Apache regarding the pressure at the well so as to allow Fort Apache to determine the feasibility of production at the well. Fort Apache claims that it was damaged as a result of the omissions of Delta, and Delta’s actions in force-plugging the well and that its damages are the costs of drilling a new well.

The trial was divided into two phases:  (i) Phase I to try the claims of Fort Apache against Delta: and (ii) Phase II to try the counterclaim and the issue of attorneys’ fees.  Closing arguments of Phase I of the bench trial were heard by the judge on September 17, 2007.  On January 30, 2008, the judge entered her Findings of Fact and Conclusions of Law and, as a result of a request by Delta, issued an Amended Findings of Fact and Conclusions of Law on February 15, 2008, in which the judge found, among other things, that Delta breached its contract with Fort Apache and acted negligently, which actions and inactions caused the loss of Fort Apache’s wellbore.  The judge found actual damages to be $1,508,846.  The second phase of the trial is scheduled to begin March 6, 2008 and as of this date, a final judgment has not been entered in the case.  Management is vigorously defending this matter and Delta has retained the services of Byron Keeling of the firm Keeling & Downes to file an appeal if an adverse judgment is entered against Delta.  An evaluation of the outcome of this case cannot be made at this time. In the unlikely event that a favorable verdict is received by Fort Apache against Delta, management believes that any damages assessed will be recoverable through favorable verdicts in the two lawsuits discussed below.

In the second lawsuit, Gemini Insurance Company v. Delta Seaboard Well Service, Inc., Delta had a CGL insurance policy with Gemini Insurance Company ("Gemini") for 2003, naming Delta as an insured, which policy was in effect at such time as Delta began the plugging operation referenced in the first lawsuit. Delta made a claim under the policy for a defense in the Fort Apache case; however, Gemini has filed suit against Delta seeking a declaratory judgment that it owes no defense under the policy. In connection with such declaration, Delta has filed a counterclaim seeking to have the policy declared applicable as to the claims of Fort Apache against Delta and claims for breach of contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith on the part of Gemini in refusing coverage.  Written discovery has been exchanged between both Gemini and Delta.  No depositions have been taken in this matter.  Summary judgment motions must be heard by June 20, 2008, and expert designations for parties seeking affirmative relief are due on that date.  Defense expert designations are due July 21, 2008.  The discovery deadline in this litigation is September 19, 2008, and a trial date has not yet been reset.  Management is vigorously defending this matter and asserting its affirmative claims.  An evaluation cannot be made at this time in connection with the outcome of the Gemini litigation.

In the third lawsuit, Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman, Delta’s position is that if there is not coverage under the Gemini policy, its broker failed to obtain appropriate insurance coverage and misrepresented the coverage it did obtain through the Gemini policy.  The parties agreed to refrain from actively working on the Broker Lawsuit pending the outcome of the Fort Apache lawsuit and the Gemini lawsuit because the results of those two lawsuits could render the Broker Lawsuit unnecessary.  One of the broker’s defenses is that all claims in the Broker Lawsuit are barred by the March 2007 settlement reached in Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman for a rig damaged in Hurricane Katrina, mentioned above.  The broker asserts that this release applies to the claims in the Broker Lawsuit.  If the release is found by the court to include the claims asserted in the Broker Lawsuit, the Broker Lawsuit will be barred and will be dismissed by the court.  In such event, Delta would have a potential professional malpractice claim against the attorney that represented it in the Property Lawsuit for not properly advising Delta as to the scope and effect of the release.  If the court finds that the release does not bar the Broker Lawsuit, then it will continue on the merits of the case.  As a result, it is premature to analyze the potential outcome of the Broker Lawsuit.  As part of the attorney’s work on the Broker Lawsuit, the attorneys determined that Delta has a potential claim against American International Specialty Lines Insurance Company for coverage for the Fort Apache lawsuit under a commercial umbrella policy.  American International Specialty Lines Insurance Company was first provided notice of the Fort Apache lawsuit in March 2008.  An evaluation of these potential claims is premature because the attorneys have not received a response to the notice.

In the event that Delta is found liable to Fort Apache for damages, and Delta does not prevail against Gemini, its insurance carrier, and / or Insurance Alliance and Robert Holman, its insurance agent, the Company’s financial condition could be adversely affected.  However, Delta expects to prevail in these matters, the Company has not recorded any liabilities in connection with these lawsuits.

Delta Seaboard Well Service, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $504,122 has been recognized through December 31, 2007. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. The Company has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

The Hammonds Companies lease office space under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2008	$436,380
2009	436,380
2010	436,380
2011	436,380
2012	436,380
Thereafter	1,745,520
$3,927,420

Delta leases space under a commercial lease which expires in June 2009. Future minimum lease payments are as follows:

Year December 31,	Amount
2008	$36,061
2009	18,030
$54,091

(19) Related Party Transactions

The stock grants to related parties mentioned below were accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

During the year ended December 31, 2007, the Company issued 50,400 shares of common stock to Daniel Dror II for services representing $254,310 of cost to the Company. Daniel Dror II is the adult son of the CEO of the Company.

On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company. See note 12 for additional valuation information.

On August 24, 2007, Hammonds issued 500,000 shares of restricted stock to American International Industries, Inc. valued at $105,000 as a management fee and 2,000,000 shares of restricted stock valued at $448,500 in bonuses to the officers, directors and key employees of Hammonds.

The Company had a revolving credit note receivable at December 31, 2006, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother.  During 2006, the Company extended credit of $1,065,000 and received payments of $840,000.  IDCL was a party to the lawsuit between the Company and Orion HealthCorp., Inc. (AMEX: "ONH"), f/k/a SurgiCare, Inc., which was settled by the Company in October 2006.  On August 30, 2007, the Company agreed to release IDCL from this obligation in consideration for settling the lawsuit and the $225,000 is included in other expense for the year ended December 31, 2007.

(20) Segment Information

We have five reporting segments and corporate overhead:

- Hammonds Technical Services - a business engaged in fuel handling equipment for the United States military and industrial customers, a provider of fuel injection services for the aviation industry, and the designer of a new line of omni directional vehicles (ODV®) for a wide variety of uses;
- Hammonds Fuel Additives – produces and markets motor and aviation fuel additives;
- Hammonds Water Treatment – manufactures patented systems which provide water disinfection for a wide range of potable and waste water applications;
- Northeastern Plastics - a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
- Delta Seaboard - an onshore rig-based well servicing contracting company providing service to the oil and gas industry;
- Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's balance sheet at $0.  The Company received income from the royalty interest of $4,859 in 2007, $5,147 in 2006 and $4,844 in 2005.  Through Brenham Oil & Gas, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by the Company, to assist them with the resources required to develop their reserves.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	Year Ended December 31,
	2007	2006	2005
Revenues:
Hammonds Technical Services	$5,789,098	$3,180,163	$2,583,887
Hammonds Fuel Additives	1,129,100	1,222,506	811,264
Hammonds Water Treatment	3,178,340	2,064,724	-
Northeastern Plastics	13,366,801	13,111,536	10,358,291
Delta Seaboard	11,475,187	13,829,625	11,722,827
	$34,938,526	$33,408,554	$25,476,269

Income (loss) from operations:
Hammonds Technical Services	$(1,723,637)	$(2,286,217)	$(1,076,259)
Hammonds Fuel Additives	149,099	31,499	(10,888)
Hammonds Water Treatment	135,324	112,209	-
Northeastern Plastics	730,199	898,032	(68,958)
Delta Seaboard	(298,881)	529,671	1,237,702
Corporate	(3,078,773)	(3,020,256)	(1,797,756)
Income (loss) from operations	(4,086,669)	(3,735,062)	(1,716,159)
Other income (expenses)	2,064,607	5,259,388	(2,703,376)
Net income (loss) before income tax	$(2,022,062)	$1,524,326	$(4,419,535)

Identifiable assets:
Hammonds Technical Services	$8,925,595	$8,969,439	$2,193,207
Hammonds Fuel Additives	2,025,761	374,313	3,138,302
Hammonds Water Treatment	772,179	590,861	-
Northeastern Plastics	6,592,980	5,380,775	6,036,466
Delta Seaboard	5,974,714	6,084,559	7,097,878
Corporate	20,295,325	15,196,984	11,697,496
	$44,586,554	$36,596,931	$30,163,349

(21) Subsequent Events

On March 14, 2008 the Company declared a 20% stock dividend with a record date of May 16, 2008 and a payment date of July 16, 2008. Also, the Company announced that it is considering a special dividend of shares of Hammond Industries, Inc. common stock to all the Company’s shareholders in a ratio to be determined.

(22) Restatement

In response to a letter from the SEC in connection with the review of Hammonds’ Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complicated issue as explained in note 13 above, we have restated the financial statements as of December 31, 2006. The Company filed an amended 10-KSB for the year ended December 31, 2006 on March 18, 2008.  The differences are summarized below:

	Year Ended December 31, 2006
	As previously reported	Restatement adjustments	As restated
Net income applicable to common shareholders	$1,509,274	$(1,290,898)	$218,376
Deemed dividend	$-	$(1,290,898)	$(1,290,898)
Net loss per share applicable to common shareholders – Basic and diluted	$0.32	$(0.27)	$0.05

Additional paid-in capital	$36,033,743	$1,290,898	$37,324,641
Accumulated deficit	$(13,938,166)	$(1,290,898)	$(15,229,064)

(23) Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2007:
Revenues	$6,612,570	$7,027,294	$8,276,370	$13,022,292
Operating income (loss)	$(1,444,822)	$(780,168)	$(1,026,528)	$(835,151)
Net income (loss)	$(1,292,900)	$(687,366)	$(1,363,542)	$1,537,857
Regular preferred dividends	$(45,000)	$105,425	$(45,000)	$(45,000)
Deemed preferred dividends	$-	$-	$(1,981,162)	$-
Net income (loss) applicable to common shareholders	$(1,337,900)	$(581,941)	$(3,389,704)	$1,492,857
Net income (loss) per basic common share	$(0.24)	$(0.11)	$(0.60)	$0.21
Net income (loss) per diluted common share	$(0.24)	$(0.11)	$(0.60)	$0.21
Basic weighted average common shares	5,460,951	5,486,981	5,692,509	6,972,741
Diluted weighted average common shares	5,460,951	5,486,981	5,692,509	6,972,741

2006:
Revenues	$6,859,882	$7,551,558	$9,936,232	$9,060,882
Operating income (loss)	$(318,203)	$34,384	$(1,536,531)	$(1,914,712)
Net income (loss)	$(683,663)	$(168,314)	$695,762	$1,725,914
Regular preferred dividends	$-	$-	$(20,000)	$(40,425)
Deemed preferred dividends	$-	$-	$(1,290,898)	$-
Net income (loss) applicable to common shareholders	$(683,663)	$(168,314)	$(615,136)	$1,685,489
Net income (loss) per basic common share	$(0.16)	$(0.04)	$(0.13)	$0.32
Net income (loss) per diluted common share	$(0.16)	$(0.04)	$(0.13)	$0.32
Basic weighted average common shares	4,346,933	4,364,828	4,562,728	5,337,931
Diluted weighted average common shares	4,346,933	4,364,828	4,562,728	5,337,931

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9T. CONTROLS AND PROCEDURES

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2005, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our determined that our disclosure controls and procedures were ineffective as of December 31, 2005. The CEO and CFO determined that the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. The Company did not maintain effective controls to ensure that there were adequate analysis, documentation, reconciliation and review of accounting records and supporting data and monitoring and oversight of the work performed by completeness of the consolidated financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not have effective controls designed and in place over the consolidation of the financial statements of its subsidiaries, including the acquisition of Hammonds, the reconciliation of inter-company accounts, inventory and reserves, fixed assets and depreciation, intangibles, pre-paid expenses, accounts payable, minority interest, gain (loss) on disposition of assets, and other expenses, accrued liabilities and general and administrative expense. In light of the above, the Company restated its financial statements for the interim periods ended March 31, June 30 and September 30, 2005 and the year ended December 31, 2004.

In connection with the audit of the Company's financial statements for the year ended December 31, 2006, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2006.

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

Subsequent to December 31, 2006, the Company made changes in our internal control over financial reporting in order to improve such internal controls over financial reporting. Specifically, the Company has taken the following steps to improve internal disclosure controls and procedures: (i) financial statements and account reconciliations are being prepared and reviewed by the CEO and CFO on a monthly vs. quarterly basis; (ii) the Company replaced the CFO on June 1, 2007, with a Certified Public Accountant with experience in both public and industry accounting; and (iii) the Company appointed a Certified Public Accountant as a new director of the Company, who is also the chairman of the audit committee.  This new director participates in the review of the Company’s quarterly filings.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	67	Chairman of the Board, Chief Executive Officer and President
Sherry L. Couturier	47	Chief Financial Officer
Charles R. Zeller	66	Director
Thomas J. Craft, Jr.	43	Director
Robert W. Derrick, Jr.	47	Director
John W. Stump, III	63	Director

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

Sherry L. Couturier has served as Chief Financial Officer of American International since June 1, 2007, and has been with the company since August 1, 2006.  Sherry graduated with a B.S. in Accounting from the University of Alabama and has been a Certified Public Accountant since 1986.  She has held positions in both public and industry accounting.  Prior to joining the Company, Sherry worked for El Paso Corporation for 14 years as a supervisor for various accounting departments and as a training and development consultant.

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

John W. Stump, III has been a Member of The Board of Directors and Chairman of The Audit Committee, as well as a member of the Compensation Committee and Nominating Committee of the Company since April 2007.  From October 2005 through September 2007, Mr. Stump served as the controller for Lifechek, Inc., a large regional pharmacy chain.  Mr. Stump served as a director of the Company from March 2002 until December 2004 and Audit Committee Chairman from February 2004 through December 2004.  He served as Chief Financial Officer of the Company from August 1998 through October 2003.  Mr. Stump also served as Chief Executive Officer of Changes International and as Chief Operating Officer and Chief Financial Officer of Nutrition Resources, Inc.  Mr. Stump is a Certified Public Accountant and has over twenty-five years experience in financial and accounting management in manufacturing and distribution as well as service and retail companies, and SEC compliance and investor relations for public reporting companies.

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

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messrs. Charles R. Zeller, Thomas J. Craft, Jr., and John W. Stump III, all of whom satisfy the requirements to serve as Independent Directors, as those requirements have been defined by The Securities and Exchange Commission and NASDAQ. The Board of Directors has determined that Mr. Stump, who is a Certified Public Accountant, licensed in Texas, and having over 25 years of financial experience, qualifies as an "audit committee financial expert" within the meaning of Item 401of Regulation SB of the Securities Exchange Act. Mr. Stump is independent of management based on the independence requirements set forth in the NASD’s definition of "independent director."

The Audit Committee has furnished the following report:

The Audit Committee is appointed by the Company’s Board of Directors to assist the Board in overseeing (1) the quality and integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, (3) the performance of the Company’s internal audit function and independent auditor and (4) the Company’s compliance with legal and regulatory requirements. The authority and responsibilities of the Audit Committee are set forth in a written Audit Committee Charter adopted by the Board, filed as a part of the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders on June 19, 2003. The Charter grants to The Audit Committee, sole responsibility for the appointment, compensation and evaluation of the Company’s independent auditor and the internal auditors for the Company, as well as establishing the terms of such engagements. The Audit Committee has the authority to retain the services of independent legal, accounting or other advisors as the Audit Committee deems necessary, with appropriate funding available from the Company, as determined by the Audit Committee, for such services. The Audit Committee reviews and reassesses the Charter annually and recommends any changes to the Board for approval.

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company fiscal year ended December 31, 2007, the Audit Committee:

-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2007 with management and GLO CPAs LLLP, the Company’s independent auditor;
-	Discussed with management, and GLO CPAs LLLP the adequacy of the system of internal controls;
-	Discussed with GLO CPAs LLLP the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
-
Received written disclosures and a letter from GLO CPAs LLLP regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed with GLO CPAs LLLP its independence.

The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate. In addition, the Audit Committee’s meetings included executive sessions with the Company’s independent auditors and the Company’s accounting and reporting staff, in each case without the presence of the Company’s management.

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and GLO CPAs LLLP, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the SEC.

Audit Committee
John W. Stump III, Chairman
Charles R. Zeller,
Thomas J. Craft, Jr.

Independent Public Accountants

The Company’s Audit Committee has approved the appointment by the Company's Board of Directors of GLO CPAs LLLP as independent public accountants for the fiscal year ending December 31, 2007, and the appointment was ratified by the shareholders at the annual meeting held on June 21, 2007.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 2007:

Summary Compensation Table
		Annual Compensation			Long-term Compensation Awards

				Other
				Annual	Stock	Warrant	Total
		Salary	Bonus	Compensation	Award(s)	Award(s)	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror, CEO	2007	270,161	-	17,438 (2)	110,100	70,785	468,484

Sherry Couturier, CFO	2007	66,667	5,550	3,440 (3)	99,000	-	174,657

Gary D. Woerz, Former CFO	2007	-	-	-	61,225	-	61,225

Marc H. Fields, President of NPI	2007	150,327	30,000	-	-	-	180,327

Robert W. Derrick, Jr., President of Delta	2007	250,000	112,320	6,000 (4)	4,250	-	372,570

Ron Burleigh, Vice President of Delta	2007	212,572	112,320	42,078 (5)	-	-	366,970

Carl Hammonds, President of HMDI	2007	97,184	-	9,310 (6)	210,000	-	316,494

(1)	See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.
(2)	Represents total payments for an automobile owned by the Company utilized by Mr. Dror.
(3)	Represents total payments for an automobile owned by the Company utilized by Ms. Couturier.
(4)	Represents payments for 401-K matching for Mr. Derrick.
(5)	Represents payments for personal insurance premiums for Mr. Burleigh in the amount of $37,428 and payments for 401-K matching in the amount of $4,650.
(6)	Represents total payments for an automobile owned by the Company utilized by Mr. Hammonds.

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

On November 1, 2007, Hammonds entered into a five-year employment agreement with Daniel Dror, Chairman and CEO, pursuant to which the Mr. Dror will be paid $2,000 in base compensation per month.  At the election of Mr. Dror, his compensation may be payable in shares of Hammonds’ common stock, registered on Form S-8 under the Securities Act of 1933 or such other form as may be appropriate, or at the election of Mr. Dror pursuant to an exemption from registration under the Act.  In addition to Mr. Dror’s base compensation, Mr. Dror will be entitled to a bonus as determined by Hammonds’ board of directors from time to time and issued common stock of 10,000 restricted shares per month commencing on December 1, 2007. In the event of a change in control of Hammonds, resulting in Mr. Dror ceasing to serve as Hammonds’ Chief Executive Officer and Chairman, Mr. Dror shall be entitled to receive and Hammonds shall pay to Mr. Dror within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under this employment agreement.

In September 1994, Mr. Marc Fields entered into an employment agreement with NPI to serve as President and Chief Operating Officer of NPI on an at-will basis, which provided for an annual salary of $110,000, which was raised to $124,000 in 1998, and to $158,000 in 2006. The employment agreement provides for a bonus of 10% of the amount equal to NPI’s operating income, less rent and interest expense, which exceeds $500,000. The employment agreement grants Mr. Fields an option to purchase NPI common stock equal to 5% of NPI’s equity at an exercise price of 5% of the total shareholder’s equity, if NPI conducts an initial public offering of its common stock during Mr. Field’s employment. The employment agreement provides for a disability insurance policy as well as a life insurance policy in the name of Mr. Fields’ spouse in the amount of approximately three times Mr. Fields salary. The employment agreement provides that upon termination NPI has the option to have Mr. Fields sign a one-year non-compete agreement in exchange for one year’s base salary.

In September 2004 Messrs. Derrick and Burleigh entered into ten-year employment agreements with Delta to serve as Delta's president and vice president, respectively. The employment agreements provided for an annual base salary of $115,000 each, which was increased to $150,000 in 2005. In 2006 and 2007, Messrs. Derrick and Burleigh received additional compensation of $100,000 each due to Delta’s substantial growth.

In April 2005, Mr. Carl Hammonds entered into an employment agreement with Hammonds Technical Services to serve as Hammonds President. The employment agreement provides for an annual base salary of $90,000. On August, 2006, Hammonds' Board of Directors appointed Carl L. Hammonds to the Board of Directors. The newly constituted Board of Directors appointed Mr. Hammonds to serve as Hammonds’ President.

On June 1, 2007, Sherry Couturier, CFO, entered into a three-year employment agreement beginning June 1, 2007, which provides for an annual salary of $75,000 plus a bonus as determined by the Board of Directors.  In addition to her base compensation, Ms. Couturier will be entitled to a bonus as determined by the Company’s board of directors from time to time. In the event of a change in control of the Company, resulting in Ms. Couturier ceasing to serve as the Company’s Chief Financial Officer, Ms. Couturier shall be entitled to receive and the Company shall pay to Ms. Couturier within ninety (90) days of the change in control a sum equal to one (1) year of the base salary then payable to her under the employment agreement.  On the effective date of this agreement, Ms. Couturier was granted, as a sign on bonus, 5,000 S-8 shares of Company common stock and 100,000 restricted shares of Hammonds Industries, Inc. common stock.

On September 1, 2007, Hammonds entered into a one-year service agreement with Sherry Couturier, CFO, pursuant to which Hammonds shall pay Ms. Couturier compensation of $4,000 per month by the issuance of a number of shares of Hammonds’ common stock registered on Form S-8 in an amount equivalent to $4,000 per month.  This agreement automatically renews at the same terms and conditions for an additional one-year term with the mutual consent of the parties.

Grants of Plan-Based Awards

Name	Grant date	Stock awards: Number of shares of stock or units (#) (1)	Warrant awards: Number of securities underlying options (#)	Exercise or base price of warrant awards ($/Sh)	Grant date fair value of stock and warrant awards
Daniel Dror, CEO	March 30, 2007		172,800	5.83	70,785
	August 24, 2007	500,000 (HMDI)	-	-	105,000
	December 1, 2007	10,000 (HMDI)	-	-	5,100
Sherry Couturier, CFO	June 1, 2007	5,000 (AMIN)	-	-	22,000
	June 1, 2007	100,000 (HMDI)	-	-	40,000
	August 24, 2007	100,000 (HMDI)	-	-	21,000
	December 21, 2007 (2)	29,091 (HMDI)	-	-	16,000
Gary D. Woerz, former CFO	January 2, 2007	2,050 (AMIN)	-	-	10,045
	February 1, 2007	4,100 (AMIN)	-	-	19,680
	April 9, 2007	6,300 (AMIN)	-	-	31,500
Carl Hammonds, President of HMDI	August 24, 2007	1,000,000 (HMDI)	-	-	210,000

(1)
Stock awards were made to the executives in shares of American International Industries, Inc. (AMIN) and its subsidiary, Hammonds Industries, Inc. (HMDI) as indicated next to the number of shares issued.

(2)
These shares were issued to Ms. Couturier pursuant to her service agreement with HMDI, pursuant to which she is to receive $4,000 per month in S-8 shares of HMDI, beginning September 1, 2007.   The Form S-8 Registration Statement for these shares was dated December 20, 2007.  The number of shares to be issued was based on $0.55 per share, the closing market price on December 20, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Daniel Dror, CEO	172,800	-	(1)	5.83	March 30, 2009

(1)
Mr. Dror is entitled to receive 172,800 warrants per year through 2012 at an exercise price of $5.83 per share. The warrants have an expiration date two years following each annual grant. In connection with any Company stock dividend, the terms of these warrants will be adjusted to reflect the dividend.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2007.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Zeller	-	4,250	-	0	-	4,250
Thomas J. Craft, Jr.	-	13,390	-	0	-	13,390
John W. Stump, III	19,000	27,625	-	0	-	46,625

(1) Daniel Dror, the Company’s Executive Chairman and Chairman of the Board, and Robert W. Derrick, Jr., the President of Delta, are not included in this table. The compensation received by Messrs. Dror and Derrick, Jr., as employees of the Company, are shown in the Executive Summary Compensation Table.
(2) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2007, the Registrant had 7,107,842 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	230,180 shares (1)	3.2%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	3,600 shares (2)	0.1%
Common Stock	Sherry Couturier, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	13,000 shares	0.2%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	1,600 shares	0.0%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	5,328 shares	0.1%
Common Stock	John W. Stump, III, Director 601 Cien Street, Suite 235, Kemah, TX 77565	0 shares	0.0%
Common Stock	International Diversified Corporation, Ltd. Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas.	1,986,569 shares (3)	27.9%
Common Stock	All officers and directors as a group (6 people)	253,708 shares	3.6%

(1) Based upon 7,107,842 shares of Common Stock outstanding at December 31, 2007, except with respect to Mr. Dror’s percentage which is based upon 7,280,642 shares outstanding which includes 172,800 shares underlying currently exercisable warrants.

(2) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 3,600 restricted shares.
(3) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 1,933,541 shares and Mr. Faiwuszewicz personally owns 53,028 shares personally. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During 2007, the Company issued

- 24,950 shares of common stock to officers and board members for services representing $116,990 of cost to the Company.
- 102,200 shares of common stock to officers for 2006 services representing $500,780 of cost to the Company.

During the year ended December 31, 2007, the Company issued 50,400 shares of common stock to Daniel Dror II for services representing $254,310 of cost to the Company. Daniel Dror II is the son of the CEO of the Company.

On March 30, 2007, the Company issued 144,000 stock warrants to the Company’s Chairman, CEO, with an exercise price of $7.00 per share, expiring in 2 years, at a cost of $70,685 to the Company. See note 12 for additional valuation information.

The Company had a revolving credit note receivable at December 31, 2006, in the amount of $225,000 due from International Diversified Corporation, Ltd. (IDCL), a corporation owned by Elkana Faiwuszewicz, the CEO’s brother.  During 2006, the Company extended credit of $1,065,000 and received payments of $840,000.  IDCL was a party to the lawsuit between the Company and Orion HealthCorp., Inc. (AMEX: "ONH"), f/k/a SurgiCare, Inc., which was settled by the Company in October 2006.  On August 30, 2007, the Company agreed to release IDCL from this obligation in consideration for settling the lawsuit and the $225,000 is included in other expense for the year ended December 31, 2007.

We have determined that Messrs. Stump, Zeller, and Craft meet the standards of independence under applicable NASDAQ Stock Market (“NASDAQ”) listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed John A. Braden & Co., P.C. On January 1, 2007, John A. Braden & Co., PC merged with GLO CPAs, LLLP, which firm has issued its report on our consolidated financial statements for the year ended December 31, 2006 and 2007. Our financial statements for the fiscal year ended December 31, 2005 were audited by Thomas Leger & Co., L.L.P.

Principal Accounting Fees

The following table set forth the following: under "Audit Fees" the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for the audit of the Company's financial statements and review of financial statements included in the Company's quarterly reports; under "Audit-Related Fees" the aggregate fees billed in each of the last two fiscal years for assistance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements; under "Tax Fees" the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, advice and planning; and under "All Other Fees" the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant.  All of the services described below were approved by the Audit Committee.

	December 31, 2007	December 31, 2006	December 31, 2005
Audit Fees	$221,995	$59,140	$180,000
Audit-Related Fees	71,050	8,812	-
Tax fees	39,751	813	15,000
All other fees	1,671	8,128	-

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

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

b. Form 8-K Reports: The Company has not filed a Form 8-K during the fourth quarter ended December 31, 2007.

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