Form 10-Q
period 2008-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2008-05-15
CIK 1073146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

At March 31, 2008, the Registrant had 7,115,159 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Assets		(Audited)
Current assets:
Cash and cash equivalents	$3,483,621	$3,891,156
Certificate of deposit	3,939,800	5,195,000
Trading securities	5,675,581	6,810,382
Accounts receivable, less allowance for doubtful accounts
of $230,310 at March 31, 2008 and $231,870 at December 31, 2007	3,730,410	4,835,452
Current portion of notes receivable	3,875,746	3,898,831
Accounts and notes receivable from related parties	33,277	30,000
Inventories	6,638,867	5,811,997
Real estate acquired for resale	1,909,066	1,909,066
Drilling rigs held for sale	1,734	187,611
Prepaid expenses and other current assets	212,250	296,981
Total current assets	29,500,352	32,866,476

Long-term notes receivable, less current portion	581,977	618,129
Investment in Las Vegas Premium Gold Products	250,000	250,000
Property and equipment, net of accumulated depreciation and amortization	4,827,698	4,619,940
Goodwill, less accumulated amortization of
$205,295 at March 31, 2008 and December 31, 2007	674,539	674,539
Patents and trademarks, net of amortization	5,305,785	5,457,365
Other assets	158,309	100,105
Total assets	$41,298,660	$44,586,554
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,037,003	$3,197,415
Margin loans from financial institutions	1,293,588	1,443,424
Short-term notes payable	122,492	219,970
Current installments of long-term capital lease obligations	26,740	29,967
Current installments of long-term debt	1,187,487	185,328
Total current liabilities	5,667,310	5,076,104

Long-term debt, less current installments	10,313,839	10,766,951
Long-term capital lease obligations, less current installments	252,124	123,100
Deferred tax liability	156,535	156,535
Minority interest	886,754	1,370,196
Total liabilities	17,276,562	17,492,886

Stockholders' equity:
Preferred stock, $0.001par value, 1,000,000 authorized: none issued
Common stock, $0.001 par value, 10,000,000 authorized:
7,115,159 shares issued and 7,073,214 shares outstanding at March 31, 2008;
7,107,842 shares issued and 7,070,480 shares outstanding at December 31, 2007	7,115	7,108
Additional paid-in capital	46,501,235	46,327,209
Accumulated deficit	(22,271,564)	(19,045,752)
	24,236,786	27,288,565
Less treasury stock, at cost (41,945 shares at March 31, 2008
and 37,362 shares at December 31, 2007)	(214,688)	(194,897)
Total stockholders' equity	24,022,098	27,093,668
Total liabilities and stockholders' equity	$41,298,660	$44,586,554
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended March 31, 2008 and 2007 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	$5,716,062	$6,612,570
Costs and expenses:
Cost of sales	3,889,401	4,603,524
Selling, general and administrative	3,940,100	3,453,868
Total operating expenses	7,829,501	8,057,392

Operating loss	(2,113,439)	(1,444,822)

Other income (expenses):
Interest and dividend income	150,112	160,689
Realized losses on investments	(55,427)	(598,705)
Unrealized gain (losses) on trading securities	(1,304,853)	642,919
Interest expense	(161,595)	(219,812)
Texas Emissions Reduction Plan Grant	57,589
Other income (expense)	21,567	214,867
Total other income (expenses)	(1,292,607)	199,958

Net loss before income taxes	(3,406,046)	(1,244,864)
Income tax expense (benefit)	23,008	-
Net loss before minority interest	(3,429,054)	(1,244,864)
Minority interest	248,242	(48,036)
Net loss	$(3,180,812)	$(1,292,900)

Preferred dividends	(45,000)	(45,000)
Net loss applicable to common shareholders	(3,225,812)	(1,337,900)

Net loss applicable to common shareholders:
Basic	$(0.45)	$(0.24)

Weighted average common shares:
Basic	7,112,258	5,460,951

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$(3,180,812)	$(1,292,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,097	277,549
Common shares issued for services	85,970	172,775
Compensation - stock warrants	88,063	70,685
Realized (gains) losses on the sale of trading securities	55,427	598,705
Unrealized (gain) losses on the sale of trading securities	1,304,853	(642,919)
Stock returned in lawsuit settlement	-	(39,600)
Texas Emissions Reduction Plan Grant	(57,589)	-
Minority interest	(483,442)	48,036
(Increase) decrease of operating assets, net of acquisitions and dispositions:
Accounts receivable	1,105,043	1,161,066
Trading securities	(225,479)	(90,303)
Inventories	(826,871)	(767,986)
Prepaid expenses and other current assets	84,731	(212,092)
Other assets	(58,204)	(182,549)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(205,411)	(144,050)
Net cash used in operating activities	(1,974,624)	(1,043,583)

Cash flows from investing activities:
Purchase of property and equipment	(188,268)	(267,470)
Patents and trademarks	(9,978)	(4,840)
Investment in Rigs held for Sale	(14,123)	-
Proceeds from the sale of drilling rigs	200,000	-
Issuance of note receivable	-	(25,000)
Loans to related parties	(3,277)	-
Investment in certificate of deposit	(244,800)	(3,100,000)
Redemption of certificate of deposit	1,500,000	3,214,000
Receipts of principal payments on notes receivable	59,238	307,427
Net cash provided by investing activities	1,298,792	124,117

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	598,000	324,218
Principal payments under capital lease obligations	(13,645)	-
Proceeds from short-term debt	-	300,000
Proceeds from long-term debt	-	264,946
Margin loans	(149,836)	15,501
Proceeds from issuance of common stock of subsidiary	-	694,672
Principal payments on short-term debt	(97,478)	(257,664)
Principal payments on long-term debt	(48,954)	(27,768)
Acquisition on treasury stock	(19,790)	(18,340)
Net cash provided by (used in) financing activities	268,297	1,295,565

Net increase (decrease) in cash and cash equivalents	(407,535)	376,099
Cash and cash equivalents at beginning of year	3,891,156	3,275,803
Cash and cash equivalents at end of period	$3,483,621	$3,651,902

Supplemental schedule of cash flow information:
Interest paid	$161,595	$219,812
Non-cash transactions
Acquisition of fixed assets under capital lease obligations	139,441	-

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Northeastern Plastics, Inc., and its majority owned subsidiary, Delta Seaboard Well Service, Inc., and its 48.1% owned subsidiary, Hammonds Industries, Inc. (OTCBB: "HMDI"), formerly International American Technologies, Inc. (“Hammonds”).  In accordance with FIN46(r), the Company consolidates Hammonds although its ownership is less than 51%, because the Company appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded equity value, the Company recognizes 100% of Hammond’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the presentations for the three months ended March 31, 2008.

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
The Company reviews long-lived assets, including property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill is assessed for impairment annually and more frequently if triggering events occur.  In performing this assessment, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill for impairment. The Company performed its annual impairment test for goodwill as of December 31, 2007.

When testing for goodwill impairment, the Company first compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

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

March 31, 2008 and December 31, 2007 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold. The Hammonds Companies and NPI have purchase orders for all sales, of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the inventory items are shipped. Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues.  The Company has no significant sales returns or allowances.

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

Earnings Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2008 and 2007, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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
$2,455,700

Revenues and expenses are included in HMDI’s statement of operations from May 1, 2005 through March 31, 2008.

(3) Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At March 31, 2008 and 2007, the Company has unrealized trading losses of $1,304,853 and gains of $642,919, respectively, related to securities held on those dates. These unrealized gains / losses are included in the consolidated statements of operations for the respective periods. The Company recorded realized losses of $55,427 for the three months ended March 31, 2008 and realized losses of $598,705 on the sales of trading securities and for the three months ended March 31, 2007.

On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock, valued at $5.05 per common share based upon the closing market price on that date, for a total purchase price of $2,212,000.  At March 31, 2008, our investment in the 170,345 shares of OICO common stock is classified on the balance sheet as trading securities for $2,015,971 valued at $11.80 per share based upon the closing market price on that date.  At December 31, 2007, our investment in the 170,345 shares of OICO common stock is classified on the balance sheet as trading securities for $2,201,198 valued at $12.92 per share based upon the closing market price on that date.  The closing market price on the date of this transaction for OICO was $13.23 per common share.  The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts.  OI Corporation engages in the design, manufacture, marketing, and service of analytical, monitoring, and sample preparation products, components, and systems.

On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB:  RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  At March 31, 2008, our investment in the 1,000,000 shares of RBCF common stock is classified on the balance sheet as trading securities for $2,700,000, valued at $2.70 per share based upon the closing market price on that date.  At December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock is classified on the balance sheet as trading securities for $3,700,000, valued at $3.70 per share based upon the closing market price on that date. Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California.

The market value of the trading securities for these two companies was $4,715,971 at March 31, 2008, or 83% of our portfolio of trading securities.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

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

	50%	35%	15%
Marketable equity securities	$(2,837,791)	$(1,986,453)	$(851,337)

(4) Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Part and materials	$1,584,342	$1,420,043
Work in process	19,066	186,045
Finished goods	5,175,304	4,346,867
Less reserve	(139,845)	(140,958)
	$6,638,867	$5,811,997

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

(6) Long-term Notes Receivable

Long-term notes receivable at March 31, 2008 consisted of the following:

	March 31, 2008	December 31, 2007
Net note receivable from sale of real estate, principal payment due on or before July 30, 2008 (a)	$3,020,044	$3,020,044
Sale of machinery and equipment, principal payment due on or before December 1, 2008	164,000	164,000
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	153,211	160,892
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010 (c)	725,000	750,000
Sale of drilling rig, principal and interest due monthly through December 31, 2009	195,468	222,024
Other	-	-
Notes receivable	4,457,723	4,516,960
Less current portion	3,875,746	3,898,831
Notes receivable, less current portion	$581,977	$618,129

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2008.  On July 30, 2004, the Company sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period specified by SFAS No. 66.  Principal payments have reduced the note balance to $3.0 million as of December 31, 2007.  The Company recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).
(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note, the Company believes that no further discounting of the loan is necessary as of December 31, 2007.

(c) Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010.  The Company received principal payments of $25,000 and $12,500 on February 15, 2008 and May 6, 2008, respectively, towards the $125,000 that was due on December 1, 2007.  Notre Dame Investors, Inc. has agreed with Lazarus Energy LLC to catch up on the principal amounts due on June 16, 2008.  Additionally, the loan is collateralized by the Nixon Refinery.  We have reviewed SFAS No. 114: Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, and based on current information and events, management does not believe that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Therefore, we have not recognized an impairment of this loan.

(7) Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2008	December 31, 2007
Land		$892,945	$892,945
Building and improvements	20	1,029,996	1,029,996
Machinery and equipment	7-15	4,584,795	4,314,861
Office equipment and furniture	7	988,724	892,399
Automobiles	5	1,044,303	1,025,264
		8,540,763	8,155,465
Less accumulated depreciation and amortization		(3,713,065)	(3,535,525)
Net property and equipment		$4,827,698	$4,619,940

Depreciation expense for the three months ended March 31, 2008 and 2007 was $177,540 and $110,944, respectively.

During the fourth quarter of 2007 and first quarter of 2008, the Company entered into capital lease agreements for machinery and equipment included in the March 31, 2008 and December 31, 2007 balances as follows:

	March 31, 2008	December 31, 2007
Machinery and equipment	$308,647	$163,174
Less accumulated depreciation and amortization	(11,817)	-
Net property and equipment	$296,830	$163,174

Principal repayment provisions of long-term capital leases are as follows at March 31, 2008:

2008	$54,358
2009	45,774
2010	64,778
2011	61,654
2012	52,300
Total	$278,864

(8) Intangible Assets

Intangible assets at March 31, 2008 consisted of the following:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,554,476	$936,991	12 years
Trademarks	1,149,199	249,683	10 years
Sole Source Contract	1,144,039	355,255	7 years
Patents, Trademarks, and Sole Source Contract	$6,847,714	$1,541,929	11 years

Intangible assets at December 31, 2007 consisted of the following:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Goodwill	$879,834	$205,295	N/A
Patents	$4,544,498	$845,022	12 years
Trademarks	1,149,199	220,953	10 years
Sole Source Contract	1,144,039	314,396	7 years
Patents, Trademarks, and Sole Source Contract	$6,837,736	$1,380,371	11 years

Aggregate Amortization Expense
For year ending December 31, 2008	$646,855
For year ending December 31, 2009	$647,064
For year ending December 31, 2010	$647,064
For year ending December 31, 2011	$647,064
For year ending December 31, 2012	$602,766
For year ending December 31, 2013	$539,849
For year ending December 31, 2014	$482,819
For year ending December 31, 2015	$450,722
For year ending December 31, 2016	$404,102
For year ending December 31, 2017	$270,523
For year ending December 31, 2018	$128,341

The Company’s patents, trademarks, and sole source contract resulted from the April 28, 2005 acquisition of 51% of Hammonds Technical Services and from the August 1, 2006 acquisition of the 49% minority interests of the three Hammonds subsidiaries.

The following table contains a summary of the intangible assets acquired from the acquisition of Hammonds Technical Services on April 28, 2005:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$1,806,387	$561,087	12 years
Trademarks	465,199	135,683	10 years
Sole Source Contract	464,039	193,350	7 years
Patents, Trademarks, and Sole Source Contracts	$2,735,625	$890,120	11 years

On August 1, 2006, Hammonds acquired the 49% minority interest of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. owned by Carl Hammonds, in consideration for the issuance of 16,000,000 restricted shares of common stock at a price of $0.25 a share. The additional cost of $4,000,000 has been allocated to patents, trademarks, and sole source contract for the additive injection system and is being amortized in a manner equivalent to the amortization used on the intangible assets acquired in the initial purchase of 51% of Hammonds. Additionally, Hammonds incurred costs related to the securing of additional patents totaling $26,393 in 2006, $75,718 during the year ended December 31, 2007 and $9,978 during the three months ended March 31, 2008. The following table contains a summary of the intangible assets acquired in 2006, during the year ended December 31, 2007, and during the three months ended March 31, 2008:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Average Weighted Lives
Patents	$2,748,089	$375,904	12 years
Trademarks	684,000	114,000	10 years
Sole Source Contract	680,000	161,905	7 years
Patents, Trademarks, and Sole Source Contracts	$4,112,089	$651,809	11 years

Amortization expense for the three months ended March 31, 2008 and 2007 was $161,557 and $166,605, respectively.

(9) Short-term Notes Payable

	March 31, 2008	December 31, 2007
Note payable with interest at 10.5%, interest payments due monthly	89,999	89,999
Insurance note payable with interest at 7.86%, principal and interest due in monthly payments of $32,492.73 through May 1, 2008	32,493	129,971
	$122,492	$219,970

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

At March 31, 2008 and December 31, 2007, the average annual interest rates of our short-term borrowings were approximately 9.8% and 8.9%, respectively.

(10) Long-term Debt

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
Note payable to a bank, interest due quarterly at prime plus 1%, principal payment due August 26, 2009, secured by real property	$1,000,000	$1,000,000
Note payable to bank, which allows the Company to borrow up to $2,000,000, interest due quarterly at prime plus 1%, principal payment due August 26, 2009, secured by assets of the Company's subsidiary, Hammonds Technical Services, Inc.	1,992,189	1,992,189
Note payable to a bank, which allows the Company to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by assets of the Company's subsidiary, Delta Seaboard Well Service, Inc.	2,441,631	1,876,631
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by real property	421,690	423,967
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property	542,959	552,312
Note payable to a bank, which allows the Company to borrow up to $5,000,000, interest due monthly at the prime rate, principal payment April 30, 2009, secured by assets of the Company's subsidiary, Northeastern Plastics, Inc.	1,287,000	1,254,000
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on August 26, 2009	400,000	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 19, 2009	1,000,000	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,119.65 through April 3, 2011	65,949	72,389
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054.12 through February 26, 2012, secured by assets of the Company’s subsidiary, Hammonds Technical Services, Inc.	270,733	220,338
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on June 1, 2009, secured by real property	1,740,000	1,740,000

Note payable to a bank, due in monthly payments of $6,120.38, including interest at 8.25%, through August 9, 2012, secured by assets of the Company's subsidiary, Delta Seaboard Well Service, Inc.	212,697	279,204

Other notes with various terms	126,478	141,249
	11,501,326	10,952,279
Less current portion	(1,187,487)	(185,328)
	$10,313,839	$10,766,951

Each of the Company’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from the Company.

Principal repayment provisions of long-term debt are as follows at March 31, 2008:

2008	$1,187,487
2009	9,007,894
2010	609,804
2011	184,751
2012	185,223
Thereafter	326,167
Total	$11,501,326

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

On March 30, 2008, the Company issued 172,800 stock warrants to the Company’s Chairman, CEO, with an exercise price of $5.83 per share, expiring in 2 years, at a cost of $88,063 to the Company.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 and 2007 as follows:

	March 30, 2008	March 30, 2007
Dividend yield	0.00%	0.00%
Expected volatility	38,64	38.68
Risk free interest	2.5%	6.25%
Expected lives	2 years	2 years

A summary of the status of the Company's stock options to employees as of March 31, 2008 is presented below:

	Shares	Weighted Average Exercise March 31, 2008
Outstanding at beginning of period	172,800	$5.83
Granted	172,800	5.83
Exercised	-	N/A
Canceled	-	N/A
Outstanding and exercisable at end of period	345,600	$5.83

Weighted average fair value of options granted during the period	172,800	5.83

The following table summarizes information about fixed stock options to employees outstanding at March 31, 2008:

Exercise Price	Number Outstanding and Exercisable at March 31, 2008
$5.83	345,600

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

On September 20, 2007, Hammonds  and VOMF agreed to  amend the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of Hammond's newly designated Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per Warrant from which Hammonds received net proceeds of $981,162 and VOMF cancelled a short-term promissory note in the amount of $1,000,000, representing a loan made by VOMF to Hammonds on August 17, 2007.  As a result of this agreement, there are no warrants outstanding related to the Series A, B and C Convertible Preferred Stock.

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

We concluded that all components of these issuances should be classified as equity, because the only way for the value of the conversion feature to be realized is through the issuance of shares. Hammonds has sufficient authorized and unissued shares available to settle the contracts after considering all other commitments that may require the issuance of stock.

Hammonds valued the warrants using the Black-Scholes model and allocated the proceeds from the preferred share issuances based on the relative fair values of the securities issued.

The Company determined that a beneficial conversion feature exists for the Series A, B and C Convertible Preferred Stock issuances. Based on our review of the "Emerging Issues Task Force" EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499
Preferred A – August 23, 2006	176,643
Preferred B – September 30, 2006	726,756
Preferred C – September 20, 2007	1,981,162
Total deemed dividend	$3,272,060

On July 25, 2007, Hammonds and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through September 30, 2007.  Additionally, VOMF agreed that future accrued dividends may be paid, at Hammonds' option, in cash or in restricted shares of Hammond's common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to the Company.

(14) Concentration of Credit Risk

The Company maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at March 31, 2008, the Company's cash balances exceeded the limits ($100,000) covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

Trade accounts receivable subject the Company to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, the Company performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. During the three months ended March 31, 2008, the Company had one customer on a consolidated basis that accounted for 11% of the Company's revenues.

We are exposed to equity price risk on our portfolio of trading securities. As of March 31, 2008, our total equity holdings in publicly traded companies were valued at $5,675,581, compared to $6,810,382 as of December 31, 2007.  On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock for a total purchase price of $2,212,000. The closing market price on the date of this transaction for OICO was $13.23 per common share.  On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  The market value of the trading securities for these two companies was $4,715,971 at March 31, 2008, or 83% of our portfolio of trading securities.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

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

	50%	35%	15%
Marketable equity securities	$(2,837,791)	$(1,986,453)	$(851,337)

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

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. The Company applied this guidance and during the three months ended March 31, 2008, Delta increased machinery and equipment and recognized other income for this grant in the amount of $57,589.

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

(16) Income Taxes

The provision for income taxes as of March 31, 2008 and 2007 consists of the following:

	March 31, 2008	March 31, 2007

Current taxes	$(105,059)	$(681,658)
Deferred tax benefit	(238,917)	-
Benefits of operating loss carryforwards	343,976	681,658
Current Federal Taxes	-	$-
Texas Margin Tax	23,008	-
Total provision for income taxes	23,008	$-

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:

- the Company consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of the Company as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $(172,459) and
- the valuation allowance for deferred tax assets increased by $1,770,309.

The following table sets forth a reconciliation of the statutory income tax for the years ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Net income (loss) before taxes	$(3,406,046)	$(1,292,900)

Income tax benefit computed at statutory rate	$(991,818)	$(439,586)
Permanent differences	(58,636)	84,600
Net effects of temporary differences	105,058	(326,672)
Effect of federal graduated rates	1,359,425	-
Increase (decrease) in valuation allowance	(414,029)	681,658
Texas Margin Tax	23,008	-
	$23,008	$-

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes) and unrealized gains and losses on trading securities.  The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$5,688,405	$5,344,429
Bad debts		39,505
Unrealized loss on trading securities	466,218	1,061
Inventory	79,723	47,926
Valuation allowance	(6,284,681)	(4,573,456)
Deferred tax asset	$(50,335)	$859,465

Deferred tax liabilities:
Fixed asset temporary difference	$5,478	$152,744
Intangible asset temporary difference	37,280	7,415
Current installments on long-term debt	37,265	35,012
Unrealized gain on trading securities	26,177	817,515
Other	-	3,314
Deferred tax liability	$106,200	$1,016,000

Net deferred tax liability	$156,535	$156,535

The Company has loss carryforwards totaling $16,730,603 available at March 31, 2008 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,761,086	2013
$1,462,959	2014
$2,086,064	2015
$860,006	2017
$566,409	2018
$1,028,302	2019
$1,551,019	2020
$2,587,701	2021
$3,815,364	2022
$1,011,693	2023

(17) Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Quarter Ended	Quarter Ended
	March 31, 2008	March 31, 2007
Basic income (loss) per share:
Net income (loss)	$(3,180,812)	$(1,292,900)
Weighted average common shares outstanding	7,112,258	5,460,951
Weighted average common shares outstanding for diluted net income (loss) per share	7,112,258	5,460,951
Net income (loss) per share - basic	$(0.45)	$(0.24)

Net income (loss) per share - diluted	$(0.45)	$(0.24)

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

The trial was divided into two phases:  (i) Phase I to try the claims of Fort Apache against Delta: and (ii) Phase II to try the counterclaim and the issue of attorneys’ fees.  Closing arguments of Phase I of the bench trial were heard by the judge on September 17, 2007.  On January 30, 2008, the judge entered her Findings of Fact and Conclusions of Law and, as a result of a request by Delta, issued an Amended Findings of Fact and Conclusions of Law on February 15, 2008, in which the judge found, among other things, that Delta breached its contract with Fort Apache and acted negligently, which actions and inactions caused the loss of Fort Apache’s wellbore.  The judge found actual damages to be $1,508,846.  The second phase of the trial occurred on March 6, 2008. On April 1, 2008, the judge entered Phase II Findings of Fact and Conclusions of Law, stating that Fort Apache is entitled to $373,000 in attorneys' fees through the time of trial and up to $76,500 in attorneys' fees for any appeal.  As of this date, a final judgment has not been entered in the case.  Management is vigorously defending this matter and Delta has retained the services of Byron Keeling of the firm Keeling & Downes to file an appeal if an adverse judgment is entered against Delta.  An evaluation of the outcome of this case cannot be made at this time. In the unlikely event that Fort Apache successfully defends any judgment in this case on appeal, management believes that any damages assessed will be recoverable through favorable verdicts in the two lawsuits discussed below.

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

In the third lawsuit, Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman, Delta’s position is that if there is not coverage under the Gemini policy, its broker failed to obtain appropriate insurance coverage and misrepresented the coverage it did obtain through the Gemini policy.  The parties agreed to refrain from actively working on the Broker Lawsuit pending the outcome of the Fort Apache lawsuit and the Gemini lawsuit because the results of those two lawsuits could render the Broker Lawsuit unnecessary.  One of the broker’s defenses is that all claims in the Broker Lawsuit are barred by the March 2007 settlement reached in Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman for a rig damaged in Hurricane Katrina, mentioned above.  On April 15, 2008, the broker filed a motion for summary judgment asserting that this release applies to the claims in the Broker Lawsuit and thus, the broker is entitled to judgment as a matter of law.  The motion for summary judgment is set for oral hearing on May 23, 2008.  The response to the motion is due May 16, 2008.  If the release is found by the court to include the claims asserted in the Broker Lawsuit, the Broker Lawsuit will be barred and will be dismissed by the court.  In such event, Delta would have a potential professional malpractice claim against the attorney that represented it in the Property Lawsuit for not properly advising Delta as to the scope and effect of the release.  If the court finds that the release does not bar the Broker Lawsuit, then it will continue on the merits of the case.  As a result, it is premature to analyze the potential outcome of the Broker Lawsuit.  As part of the attorney’s work on the Broker Lawsuit, the attorneys determined that Delta has a potential claim against American International Specialty Lines Insurance Company (AISLIC) for coverage for the Fort Apache lawsuit under a commercial umbrella policy.  AISLIC was first provided notice of the Fort Apache lawsuit in March 2008.  On March 17, 2008, the attorneys received an initial response from AISLIC, acknowledging receipt of the notice and indicated that a claims technician would be assigned to the matter.  An evaluation of these potential claims is premature because AISLIC has not taken a coverage position at this time.

In the event that Delta is found liable to Fort Apache for damages, and Delta does not prevail against Gemini, its insurance carrier, and / or Insurance Alliance and Robert Holman, its insurance agent, the Company’s financial condition could be adversely affected.  However, Delta expects to prevail in these matters, the Company has not recorded any liabilities in connection with these lawsuits.

Delta Seaboard Well Service, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $561,711 has been recognized through March 31, 2008. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. The Company has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

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

On March 30, 2008, the Company issued 172,800 stock warrants to the Company’s Chairman, CEO, with an exercise price of $5.83 per share, expiring in 2 years, at a cost of $88,063 to the Company. See note 12 for additional valuation information.

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

Consolidated revenues from external customers, operating income/(losses), and identifiable assets were as follows:

	March 31, 2008	March 31, 2007

Revenues:
Hammonds Technical Services	$1,151,872	$650,483
Hammonds Fuel Additives	272,598	309,008
Hammonds Water Treatment	780,687	659,908
Northeastern Plastics	1,427,956	2,332,925
Delta Seaboard	2,082,949	2,660,246
	$5,716,062	$6,612,570

Income (loss) from operations:
Hammonds Technical Services	$(676,328)	$(761,401)
Hammonds Fuel Additives	14,477	40,162
Hammonds Water Treatment	29,266	20,298
Northeastern Plastics	(139,925)	(51,295)
Delta Seaboard	(529,800)	81,127
Corporate	(811,129)	(773,713)
Income (loss) from operations	(2,113,439)	(1,444,822)
Other income (expenses)	(1,292,607)	199,958
Net income (loss) before income tax	$(3,406,046)	$(1,244,864)

Identifiable assets:	March 31, 2008	December 31, 2007
Hammonds Technical Services	$8,840,047	$8,925,595
Hammonds Fuel Additives	2,076,051	2,025,761
Hammonds Water Treatment	758,902	772,179
Northeastern Plastics	6,380,884	6,592,980
Delta Seaboard	5,325,408	5,974,714
Corporate	17,917,368	20,295,325
	$41,298,660	$44,586,554

(21) Subsequent Events

On April 16, 2008, the board of directors of the Company declared a special dividend of shares of common stock of its subsidiary, Hammond Industries, Inc. to the Company's shareholders. Shareholders will be issued one share of HMDI common stock (free-trading to non-affiliates) for each share of the Company's common stock owned and held on the record date.  According to the announcement of the special dividend, the shares of the Company's common stock should be issued on or about Tuesday, August 12, 2008.  On May 7, 2008, the Company announced that the record date for the special dividend had to be postponed and would be rescheduled.

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

Hammonds Industries, Inc. (OTCBB: "HMDI"), our 48.1% subsidiary, is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds"). The Company consolidates Hammonds although its ownership is less than 51%, because the Company appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, the Company recognizes 100% of Hammonds' losses.

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

The condensed consolidated balance sheets, statements of operations and comprehensive income, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2007. The unaudited financial statements include, in the opinion of management, all the adjustments, consisting only of the normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

Results of Operations

Three months Ended March 31, 2008 Compared to Three months Ended March 31, 2007.

Net revenues. For the three month period ended March 31, 2008, our consolidated net revenues were $5,716,062, compared to $6,612,570 for the three month period ended March 31, 2007, or a decrease of $896,508.

Hammonds' revenues increased to $2,205,157 for the three months ended March 31, 2008, compared to $1,619,399 for the same period in 2007, or an increase of $585,758, or 36%.  The increase in revenues was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems and Hammonds’ line of Omni Directional Vehicles (ODVs®).  Hammonds Water Treatment revenues increased by $120,779, or 18%, and Hammonds Technical Services revenues increased by $501,389, or 77%.  In addition, Hammonds projected backlog of orders is $4.2 million as of March 31, 2008.

NPI reported revenues of $1,427,956 for the three months ended March 31, 2008, compared to $2,332,925 for the same period in 2007.  The decline in revenues of $904,969 is due to an overstock position from the 2007 holiday season from one large customer and an order for another large customer that was expected for the first quarter, but was delayed to the second quarter because the shipping vessel was overbooked.  Sales under the MOTOR TREND® and Good Choice® programs have remained steady or grown slightly during the first quarter.  A new 2008 "big box" customer has been ordering consistently and NPI received its first order from another new 2008 "big box" customer in the second quarter, which is ahead of NPI's forecast.  NPI's business is seasonal and historically, most of NPI’s revenues have been generated in the third and fourth quarters.  NPI is targeting one or two additional large accounts and adding more mid-size accounts.

Delta reported revenues of $2,082,949 for the three months ended March 31, 2008, compared to $2,660,246 for the same period in 2007, or a decrease of $577,297.  Pipe sales revenues were $1,095,661 for the three months ended March 31, 2008, compared to $1,446,064 for the same period in 2007, representing a decrease of $350,403, or 24%.  This decrease is primarily due to two of Delta's larger pipe customers completing their drilling programs and selling their production at the end of 2007.  Delta is hopeful that these two companies will develop new drilling programs and pipe sales will begin to increase in the second or third quarter of 2008.  Rig service revenues for the first quarter of 2008 were $987,289, compared to $1,214,182 for the same period in 2007, representing a decrease of $226,893, or 19%.  This decrease is due to a rig being taken out of service for extensive maintenance in February.  Delta anticipates putting the rig back into service and will activate a seventh service rig on or about May 15, 2008.

Net loss from operations. Our consolidated net loss from operations for the three month period ended March 31, 2008 was $2,113,439, compared to a loss of $1,444,822 during the same three month period in the prior year. The primary reason for the increase in loss from operations of $668,617 was due to an increase in net loss from operations from Delta of $610,927, to a net loss of $529,800 for the three month period ended March 31, 2008, compared to net income from operations of $81,127 for the three month period ended March 31, 2007.  Delta's revenues declined by $577,297, as described above, and operating costs increased, primarily due to vendors passing along higher fuel costs for materials and services provided in the generation of rig service and pipe sales revenues.

Other income. Other expense was $1,292,607 for the three month period ended March 31, 2008, compared to other income of $199,958 for the same period in the prior year.  Net realized/unrealized loss on trading securities was $1,360,280 for the three month period ended March 31, 2008, compared to $44,214 for the same three month period in the prior year.  The net unrealized loss on trading securities of $1,304,853 was due primarily to declines in the market values of our investments in OI Corporation and Rubicon Financial Incorporated of $1,191,080.  Interest expense was $58,217 lower in the first quarter of 2008 than it was in the same period in 2007.

Net loss. Net loss was $3,180,812 in the first quarter of 2008, compared to $1,292,900 in the same period in 2007.  Our net loss of $3,180,812 included non-cash expenses of $1,817,983, including unrealized losses on the sale of trading securities of $1,304,853, depreciation and amortization of $339,097, and non-cash compensation of $174,033.  Our net loss of $1,292,900 for the three months ended March 31, 2007 included non-cash expenses of $521,009, including compensation of $243,460 and depreciation and amortization expenses of $277,549.

Liquidity and Capital Resources

Total assets/working capital. Total assets at March 31, 2008 were $41,298,660, compared to $44,586,554 at December 31, 2007, representing a decrease of $3,287,894.  At March 31, 2008, consolidated working capital was $23,833,042, compared to working capital of $27,790,372 at December 31, 2007, representing a decrease of $3,957,330.  The primary reason for the decrease in working capital was a non-cash net unrealized loss on trading securities of $1,304,853.  Additionally, working capital was used to fund operations and for the purchase of plant and equipment.

Cash flow from operations. For the three months ended March 31, 2008, we had negative cash flow from operations of $1,974,624, compared to negative cash flow from operations of $1,043,583 during the same period in the prior year. The decrease in cash flow from operations was the result of an increase in our net loss from $1,292,900 for three months ended March 31, 2007 to $3,180,812 for the three months ended March 31, 2008. Our net loss of $3,048,650 included non-cash expenses of $1,817,983, including unrealized losses on the sale of trading securities of $1,304,853, depreciation and amortization of $339,097, and non-cash compensation of $174,033.  Our inventories increased by $826,871 for the three months ended March 31, 2008, compared to an increase of $767,986 during the three months ended March 31, 2007.  We increased our investments in trading securities by $225,479 during the three months ended March 31, 2008.  Accounts receivable decreased during the three months ended March 31, 2008 by $1,105,043 compared to a decrease of $1,161,066 during the same three month period in the prior year.  Prepaid expenses decreased by $84,731, other assets increased by $58,204, and accounts payable decreased by $205,411 for the three months ended March 31, 2008.  Our net loss of $1,292,900 for the three months ended March 31, 2007 included non-cash expenses of $521,009, including compensation of $243,460 and depreciation and amortization expenses of $277,549.  For the three months ended March 31, 2007, trading securities increased by $90,303, prepaid expenses increased by $212,092, other assets increased by $182,549, and accounts payable decreased by $144,050.

Cash flow from investing activities. Our investing activities provided $1,298,792 during the three month period ended March 31, 2008, as a result of a net reduction in investment in certificates of deposit of $1,255,200, proceeds from the sale of drilling rig equipment of $200,000, offset by purchases of property, equipment, and expenditures related to securing additional patents of $198,246.  This is compared to cash provided by investing activities during the same period in the prior year in the amount of $124,117 during the three month period ended March 31, 2007, as a result of a net reduction in investment in certificates of deposit of $114,000, receipts of principal payments on notes receivable of $307,427, offset by purchases of property, equipment, and expenditures related to securing additional patents of $272,310.

Cash flow from financing activities. During the three months ended March 31, 2008, our financing activities provided $268,297 compared to $1,295,565 during the same period of 2007. During the 2008 period, we received proceeds from line-of-credit agreements of $598,000.  We reduced our borrowings on margin loans by $149,836 and made payments of $146,432 on debt during the three month period ended March 31, 2008.  During the 2007 period, we received net proceeds from the issuance of common stock of our subsidiary in the amount of $694,672, from short-term borrowings in the amount of $300,000, from long-term debt of $264,946, and from line-of-credit agreements of $324,218. We made payments of $257,664 on short-term notes and principal payments on long-term debt of $27,768 during the three month period ended March 31, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2008, due to the generally short maturities of these items. At March 31, 2008, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of March 31, 2008, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

Equity Investments. We are exposed to equity price risk on our portfolio of trading securities. As of March 31, 2008, our total equity holdings in publicly traded companies were valued at $5,675,581, compared to $6,810,382 as of December 31, 2007.  On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock for a total purchase price of $2,212,000. The closing market price on the date of this transaction for OICO was $13.23 per common share.  On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  The market value of the trading securities for these two companies was $4,715,971 at March 31, 2008, or 83% of our portfolio of trading securities.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

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

	50%	35%	15%
Marketable equity securities	$(2,837,791)	$(1,986,453)	$(851,337)

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

In response to a letter from the SEC in connection with the review of HMDI’s Form 10-QSB for Fiscal Quarter Ended September 30, 2006, the Company has reexamined the treatment of the valuation of the preferred stock issued by Hammonds.  As a result of our reexamination and the analysis of professional literature related to this very technical and complex issue, we have restated the financial statements for the quarter ended March 31, 2007.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc.
The second phase of the trial occurred on March 6, 2008. On April 1, 2008, the judge entered Phase II Findings of Fact and Conclusions of Law, stating that Fort Apache is entitled to $373,000 in attorneys' fees through the time of trial and up to $76,500 in attorneys' fees for any appeal.  As of this date, a final judgment has not been entered in the case.

Gemini Insurance Company v. Delta Seaboard Well Service, Inc.
There have been no material developments in this case since December 31, 2007.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman
On April 15, 2008, the broker filed a motion for summary judgment asserting that this release applies to the claims in the Broker Lawsuit and thus, the broker is entitled to judgment as a matter of law.  The motion for summary judgment is set for oral hearing on May 23, 2008.  The response to the motion is due May 16, 2008.

On March 17, 2008, the attorneys received an initial response from AISLIC, acknowledging receipt of the notice and indicated that a claims technician would be assigned to the matter.  An evaluation of these potential claims is premature because AISLIC has not taken a coverage position at this time.

In the event that Delta is found liable to Fort Apache for damages, and Delta does not prevail against Gemini, its insurance carrier, and / or Insurance Alliance and Robert Holman, its insurance agent, the Company’s financial condition could be adversely affected.  However, Delta expects to prevail in these matters, the Company has not recorded any liabilities in connection with these lawsuits.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2007.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on March 19, 2008 with disclosure under Item 4.02, "Non-reliance on previously issued financial statements or a related audit report or completed interim review."  The Registrant filed a Form 8-K on April 16, 2008 with disclosure under Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: May 14, 2008

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated: May 14, 2008