Form 10-Q
period 2008-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2008-08-14
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.: 1-33640

AMERICAN INTERNATIONAL INDUSTRIES, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	88-0326480
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 Cien Street, Suite 235, Kemah, TX	77565-3077
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (281) 334-9479

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 14, 2008, the Registrant had 8,585,531 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)
	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,358,855	$3,891,156
Certificate of deposit	5,010,421	5,195,000
Trading securities	4,294,827	6,810,382
Accounts receivable, less allowance for doubtful accounts
of $234,143 and $231,870, respectively	5,994,515	4,835,452
Current portion of notes receivable	4,202,686	3,898,831
Accounts and notes receivable from related parties	110,000	30,000
Inventories	6,508,644	5,811,997
Real estate acquired for resale	1,909,066	1,909,066
Drilling rigs held for sale	1,734	187,611
Prepaid expenses and other current assets	1,504,786	296,981
Total current assets	31,895,534	32,866,476

Long-term notes receivable, less current portion	420,330	618,129
Investment in Las Vegas Premium Gold Products	250,000	250,000
Property and equipment, net of accumulated depreciation and amortization	4,832,703	4,619,940
Goodwill	674,539	674,539
Patents and trademarks, net of amortization	5,153,942	5,457,365
Other assets	85,259	100,105
Total assets	$43,312,307	$44,586,554
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,078,383	$3,197,415
Margin loans from financial institutions	1,335,629	1,443,424
Short-term notes payable	1,409,498	219,970
Property dividend payable	654,364	-
Current installments of long-term capital lease obligations	64,841	29,967
Current installments of long-term debt	1,919,930	185,328
Total current liabilities	9,462,645	5,076,104

Long-term debt, less current installments	11,711,034	10,766,951
Long-term capital lease obligations, less current installments	260,688	123,100
Deferred tax liability	156,535	156,535
Minority interest	1,039,748	1,370,196
Total liabilities	22,630,650	17,492,886

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 authorized: none issued	-	-
Common stock, $0.001 par value, 10,000,000 authorized:
7,141,859 and 7,107,842 shares issued, respectively
7,099,914 and 7,070,480 shares outstanding, respectively	7,142	7,108
Additional paid-in capital - common stock	46,643,999	46,327,209
Accumulated deficit	(25,754,796)	(19,045,752)
Less treasury stock, at cost
41,945 and 37,362 shares, respectively	(214,688)	(194,897)
Total stockholders' equity	20,681,657	27,093,668
Total liabilities and stockholders' equity	$43,312,307	$44,586,554
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$9,496,061	$7,027,294	$15,212,123	$13,639,864
Costs and expenses:
Cost of sales	6,073,112	4,358,831	9,962,513	8,962,355
Selling, general and administrative	3,684,199	3,448,631	7,624,299	6,902,499
Total operating expenses	9,757,311	7,807,462	17,586,812	15,864,854

Operating loss	(261,250)	(780,168)	(2,374,689)	(2,224,990)

Other income (expenses):
Interest and dividend income	151,944	272,475	302,056	433,164
Gain on property dividend distribution	2,945,133	-	2,945,133	-
Delta lawsuit settlement	(1,450,000)	-	(1,450,000)	-
Realized gains (losses) on investments	26,566	(30,303)	(28,861)	(629,008)
Unrealized gains (losses) on trading securities	(1,277,131)	(544)	(2,581,984)	642,374
Interest expense	(372,407)	(240,785)	(534,003)	(460,597)
Texas Emissions Reduction Plan Grant	-	347,160	57,589	347,160
Gain on sale of assets	-	3,944	-	3,944
Other income (expense)	4,664	(63,031)	26,232	151,838
Total other income (expenses)	28,769	288,916	(1,263,838)	488,875

Net loss before income tax	(232,481)	(491,252)	(3,638,527)	(1,736,115)
Income tax benefit	(118,362)	-	(95,354)	-

Net loss before minority interest	(114,119)	(491,252)	(3,543,173)	(1,736,115)
Minority interest	290,384	(196,114)	538,626	(244,151)
Net income (loss)	$176,265	$(687,366)	$(3,004,547)	$(1,980,266)

Preferred dividends of subsidiary
Regular dividends	(60,000)	(45,000)	(105,000)	(90,000)
Forgiveness of dividends	-	150,425	-	150,425
Net income (loss) applicable to common shareholders	$116,265	$(581,941)	$(3,109,547)	$(1,919,841)

Net income (loss) per common share - basic and diluted	$0.02	$(0.11)	$(0.44)	$(0.35)

Weighted average common shares - basic and diluted	7,135,012	5,486,981	7,123,635	5,474,038

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(3,004,547)	$(1,980,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Property dividend distribution gain	(2,945,133)	-
Delta lawsuit settlement	1,450,000	-
Depreciation and amortization	691,635	576,347
Common shares issued for services	228,761	341,775
Compensation - stock options	88,063	70,685
Realized losses on the sale of trading securities	28,861	629,008
Unrealized (gains) losses on the sale of trading securities	2,581,984	(642,374)
Stock returned in lawsuit settlement	-	(39,600)
Texas Emissions Reduction Plan Grant	(57,589)	(347,160)
Gain on sale of assets	-	(3,944)
Minority interest	(773,826)	244,151
Change in operating assets and liabilities:
Accounts receivable	(1,159,063)	494,574
Trading securities	(95,289)	268,175
Inventories	(696,647)	(970,538)
Prepaid expenses and other current assets	(1,207,806)	(523,512)
Other assets	14,846	(517,812)
Accounts payable and accrued expenses	775,969	(461,199)
Net cash used in operating activities	(4,079,781)	(2,861,690)

Cash flows from investing activities:
Purchase of property and equipment	(319,936)	(522,256)
Costs of securing patents and trademarks	(19,934)	(4,840)
Investment in rigs held for sale	(14,123)	-
Proceeds from the sale of drilling rigs	200,000	-
Proceeds from the sale of property	-	4,000
Issuance of note receivable	(225,000)	(25,000)
Investment in certificate of deposit	(3,415,421)	(3,100,000)
Redemption of certificate of deposit	3,600,000	3,214,000
Proceeds from notes receivable	118,944	340,498
Loans to/from related parties	(80,000)	9,750
Net cash used in investing activities	(155,470)	(83,848)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	1,427,000	1,518,218
Proceeds from short-term debt	344,163	657,420
Proceeds from long-term debt	1,773,500	362,185
Payments on margin loans	(107,795)	(194,762)
Proceeds from issuance of common stock of subsidiary	-	694,672
Principal payments on short-term debt	(161,259)	(322,609)
Principal payments on long-term debt	(521,815)	(64,759)
Principal payments under capital lease obligations	(31,054)	-
Payments for acquisition of treasury stock	(19,790)	(61,445)
Net cash provided by financing activities	2,702,950	2,588,920

Net decrease in cash and cash equivalents	(1,532,301)	(356,618)
Cash and cash equivalents at beginning of period	3,891,156	3,275,803
Cash and cash equivalents at end of period	$2,358,855	$2,919,185

Supplemental schedule of cash flow information:
Interest paid	$445,715	$460,597
Income taxes paid	$6,361	$-

Non-cash transactions:
Issuance of note payable for real estate acquired for sale	$-	$1,684,066
Acquisition of fixed assets under capital lease obligations	$203,516	$-
The accompanying notes are an integral part of these consolidated financial statements.

American International Industries, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American International Industries, Inc., a Nevada corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and two majority-owned subsidiaries. American is a diversified corporation with interests in industrial/commercial companies and an oil and gas service business. American's business strategy is to acquire controlling equity interests in businesses that it considers undervalued. American's management takes an active role in providing its subsidiaries with access to capital, leveraging synergies and providing management expertise in order to improve its subsidiaries' growth.

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiary, Northeastern Plastics, Inc. ("NPI"), and its majority owned subsidiary, Delta Seaboard Well Service, Inc., and its 48% owned subsidiary, Hammonds Industries, Inc. (OTCBB: "HMDI"), formerly International American Technologies, Inc. (“Hammonds”).  In accordance with FIN46(R), American consolidates Hammonds although its ownership is less than 51%, because American appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded equity value, American recognizes 100% of Hammond’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

Presentation of certain amounts for the three and six months ended June 30, 2007 has been reclassified to conform to the presentations for the three and six months ended June 30, 2008.

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold. The Hammonds Companies and NPI have purchase orders for all sales, of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the inventory items are shipped. Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues.  American has no significant sales returns or allowances.

Earnings (Loss) Per Share

The basic net earnings per common share is computed by dividing the net earnings by the weighted average number of shares outstanding during a period. Diluted net earnings per common share is computed by dividing the net earnings, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2008 and 2007, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net earnings (loss) per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

Fair Value of Financial Instruments

American estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, American estimates of fair value are not necessarily indicative of the amounts that American could realize in a current market exchange. The use of different market assumption and/or estimation methodologies may have a material effect on the estimated fair value amounts. The interest rates payable by American on its notes payable approximate market rates. American believes that the fair value of its financial instruments comprising accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities, and accordingly any unrealized changes in market values are recognized in the consolidated statements of operations.  At June 30, 2008 and 2007, American has unrealized trading losses of $2,581,984 and gains of $642,374, respectively, related to securities held on those dates. During the six months ended June 30, 2008 and 2007, American recorded realized losses of $28,861 and $629,008, respectively, on the sales of trading securities.

On September 12, 2007, American acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of American's common stock, valued at $5.05 per common share based upon the closing market price on that date, for a total purchase price of $2,212,000.  The closing market price on the date of this transaction for OICO was $13.23 per common share.  During the six months ended June 30, 2008, American has purchased an additional 2,100 shares at an average purchase price of $12.02 per share.  At June 30, 2008, our investment in the 172,445 shares of OICO common stock is classified on the balance sheet as trading securities for $1,998,638 valued at $11.59 per share based upon the closing market price on that date.  At December 31, 2007, our investment in the 170,345 shares of OICO common stock is classified on the balance sheet as trading securities for $2,201,198 valued at $12.92 per share based upon the closing market price on that date.  The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts.  OI Corporation engages in the design, manufacture, marketing, and service of analytical, monitoring, and sample preparation products, components, and systems.

On November 27, 2007, American acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB:  RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  At June 30, 2008, our investment in the 1,000,000 shares of RBCF common stock is classified on the balance sheet as trading securities for $1,650,000, valued at $1.65 per share based upon the closing market price on that date.  At December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock is classified on the balance sheet as trading securities for $3,700,000, valued at $3.70 per share based upon the closing market price on that date. Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California.

The market value of the trading securities for these two companies was $3,648,638 at June 30, 2008, or 85% of our portfolio of trading securities.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our marketable equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. American seeks to manage exposure to adverse equity returns in the future by pursuing to diversify our securities portfolios.

Note 3 - Inventory

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Part and materials	$1,383,187	$1,420,043
Work in process	392,147	186,045
Finished goods	4,872,435	4,346,867
Less reserve	(139,125)	(140,958)
	$6,508,644	$5,811,997

Note 4 - Real Estate Transactions

During the second quarter of 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  This property is not going to be developed by nor is it being held as inventory by American.  American continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000.  In November 2005, American signed a contract for sale of the property for $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  In July 2008, the contract was amended to extend the feasibility period to October 31, 2008.  No revenue has been recognized for this transaction because the development of the property requires permits from the City of Texas City and the U. S. Army Corp of Engineers, which the developer believes they can obtain timely within the terms of the contract.  As a result, the transaction has not had all the elements necessary for it to be considered a completed revenue recognition event.

Note 5 - Long-term Notes Receivable

Long-term notes receivable at June 30, 2008 consisted of the following:

	June 30, 2008	December 31, 2007
Net note receivable from sale of real estate, principal balance due on or before July 30, 2008 (a)	$3,020,044	$3,020,044
Sale of machinery and equipment, principal balance due on or before December 1, 2008	164,000	164,000
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	145,394	160,892
Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010 (c)	700,000	750,000
Sale of drilling rig, principal and interest due monthly through December 31, 2009	168,578	222,024
Note secured by property and shares of stock, interest due monthly at 18% through May 9, 2009, principal payment due on or before May 9, 2009	225,000	-
Notes receivable	4,623,016	4,516,960
Less current portion	(4,202,686)	(3,898,831)
Notes receivable, less current portion	$420,330	$618,129

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2008.  On July 30, 2004, American sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period specified by SFAS No. 66.  Principal payments have reduced the note balance to $3.0 million as of June 30, 2008.  American recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).  The principal payment of $3,020,044 due on July 30, 2008 was not received.  American is in the process of extending the due date on this note for 90 days.  The property securing this note was appraised in November 2007 for $9,175,000 by an independent appraiser.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note, American believes that no further discounting of the loan is necessary as of June 30, 2008.

(c) Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010.  American received principal payments of $25,000, $12,500, and $12,500 on February 15, 2008, May 6, 2008 and June 19, 2008, respectively.  Notre Dame Investors, Inc. has agreed with Lazarus Energy LLC to pay the entire principal balance of the note, including all accrued and unpaid interest, upon receipt of financing with a bank.  The owners of the refinery have received a commitment by a Houston bank for this financing. The loan is collateralized by a first lien on the Nixon Refinery and the refinery may be sold in September if a deal is not completed by then.  The parties believe that if the sale of the refinery is necessary, the proceeds will be more than enough to cover the amounts due to the parties. We have reviewed SFAS No. 114: Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, and based on current information and events, management does not believe that it is probable that American will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Therefore, we have not recognized an impairment of this loan.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2008	December 31, 2007
Land		$892,945	$892,945
Building and improvements	20	1,029,996	1,029,996
Machinery and equipment	7-15	4,755,649	4,314,861
Office equipment and furniture	7	1,010,112	892,399
Automobiles	5	1,047,803	1,025,264
		8,736,505	8,155,465
Less accumulated depreciation and amortization		(3,903,802)	(3,535,525)
Net property and equipment		$4,832,703	$4,619,940

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was $190,738, $132,152, $368,278, and $243,097, respectively.

During the year ended December 31, 2007 and six months ended June 30, 2008, Hammonds entered into capital lease agreements for machinery and equipment included in the June 30, 2008 and December 31, 2007 balances as follows:

	June 30, 2008	December 31, 2007
Machinery and equipment	$372,722	$163,174
Less accumulated depreciation and amortization	(14,571)	-
Net property and equipment	$358,151	$163,174

Principal repayment provisions of long-term capital leases are as follows at June 30, 2008:

2008	$29,761
2009	71,298
2010	76,745
2011	75,043
2012	67,280
2013	5,402
Total	$325,529

Note 7 - Intangible Assets

Intangible assets at June 30, 2008 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A
Patents	$4,564,433	$1,029,204	$3,535,229	12 years
Trademarks	1,149,199	278,413	870,786	10 years
Sole Source Contract	1,144,039	396,112	747,927	7 years
Patents, Trademarks, and Sole Source Contracts	$6,857,671	$1,703,729	$5,153,942	11 years

Intangible assets at December 31, 2007 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A
Patents	$4,544,498	$845,022	$3,699,476	12 years
Trademarks	1,149,199	220,953	928,246	10 years
Sole Source Contract	1,144,039	314,396	829,643	7 years
Patents, Trademarks, and Sole Source Contracts	$6,837,736	$1,380,371	$5,457,365	11 years

Amortization expense for the three and six months ended June 30, 2008 and 2007 was $161,800, $166,645, $323,357, and $333,250 respectively.

Note 8 - Short-term Notes Payable

	June 30, 2008	December 31, 2007
Note payable with interest at 10.5%, interest payments due monthly, principal due on demand	$89,999	$89,999
Delta lawsuit settlement with a payment of $706,623 paid on July 30, 2008, and monthly payments of $25,000 beginning September 1, 2008 through August 1, 2009, totaling $300,000, or $275,000 by October 21, 2008	1,006,623	-
Insurance note payable with interest at 5.24%, principal and interest due in monthly payments of $31,288 through May 1, 2009	312,876	-
Insurance note payable with interest at 7.86%, principal and interest due in monthly payments of $32,493 through May 1, 2008	-	129,971
	$1,409,498	$219,970

On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000, with $1,150,000 due by July 30, 2008, and monthly payments of $25,000 beginning September 1, 2008 through August 1, 2009, totaling $300,000, or $275,000 if paid by October 21, 2008.  On June 13, 2008, American and Delta's 49% minority owners pledged certificates of deposit for a letter of credit used to file a bond with the court in the amount of $904,852.  The note balance of $1,006,623 as of June 30, 2008, represents the settlement amount of $1,450,000, less the 49% minority owners' portion of the bond of $443,377.  After minority interest, the net impact of this settlement on American's net income is $739,500.  Management believes that the settlement amount will be recoverable through insurance.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

At June 30, 2008 and December 31, 2007, the average annual interest rates of our short-term borrowings were approximately 8.4% and 8.9%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due January 1, 2010, secured by real property	$1,000,000	$1,000,000
Note payable to bank, which allows Hammonds to borrow up to $2,000,000, interest due quarterly at prime plus 1%, principal balance due January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	1,992,189	1,992,189
Note payable to a bank, which allows Delta to borrow up to $3,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by assets of Delta Seaboard Well Service, Inc.	2,241,631	1,876,631
Note payable to bank due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property	943,500	-
Note payable with interest at 5.8% due monthly, principal balance due January 1, 2010, secured by certificates of deposit	830,000
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by real property	-	423,967
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property	533,456	552,312
Note payable to a bank, which allows Northeastern Plastics to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of Northeastern Plastics, Inc.	2,316,000	1,254,000
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	400,000	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 1, 2010, secured by a certificate of deposit	1,000,000	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,120 through April 3, 2011, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	60,742	72,389
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054 through February 26, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	204,932	220,338
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on June 1, 2009, secured by real property	1,740,000	1,740,000

Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta Seaboard Well Service, Inc.	253,547	279,204

Other secured notes with various terms	114,967	141,249
	13,630,964	10,952,279
Less current portion	(1,919,930)	(185,328)
	$11,711,034	$10,766,951

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at June 30, 2008:

2008	$87,045
2009	4,172,604
2010	8,676,242
2011	184,249
2012	184,521
Thereafter	326,303
Total	$13,630,964

Note 10 - Related Party Notes Payable and Accounts Receivable

Transactions related to accounts receivable from related parties arise from compensation arrangements, expense allowances and other similar items conducted in the ordinary course of business.

Note 11 - Capital Stock and Stock Options

American is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.001 par value per share, of which no shares are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

American is authorized to issue up to 10,000,000 shares of Common Stock, $.001 par value per share, of which 864,000 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO. On March 30, 2007, American issued 144,000 stock options to American's Chairman and CEO, with an exercise price of $7.00 per share, expiring in 2 years, valued at $70,685 to American.  In connection with American's 20% stock dividend to all shareholders on September 19, 2007, the terms of these options were adjusted to reflect the dividend, resulting in the option being exercisable to buy 172,800 shares for $5.83 per share.

On March 30, 2008, American issued 172,800 stock options to American's Chairman and CEO, with an exercise price of $5.83 per share, expiring in 2 years, valued at of $88,063.

American estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 and 2007 as follows:

	March 30, 2008	March 30, 2007
Dividend yield	0.00%	0.00%
Expected volatility	38.64%	38.68%
Risk free interest	2.5%	6.25%
Expected lives	2 years	2 years

A summary of the status of American's stock options to employees as of June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price June 30, 2008
Outstanding at beginning of period	172,800	$5.83
Granted	172,800	5.83
Exercised	-	N/A
Canceled	-	N/A
Outstanding and exercisable at end of period	345,600	$5.83

Weighted average fair value of options granted during the period	172,800	$5.83

The following table summarizes information about fixed stock options to employees outstanding at June 30, 2008:

Exercise Price	Number Outstanding and Exercisable at June 30, 2008
$5.83	345,600

Note 12 - Preferred Stock of Subsidiary

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

Hammonds reviewed the following accounting standards to determine the appropriate accounting for these issuances:
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

Hammonds determined that a beneficial conversion feature exists for the Series A, B and C Convertible Preferred Stock issuances. Based on our review of the "Emerging Issues Task Force" EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the amount of proceeds allocated to the Series A and Series B Convertible Preferred Stock should be assigned to the embedded conversion feature with a corresponding amount recorded as a "deemed dividend" to the preferred shareholders. This is based on paragraph 6 of EITF 98-5, which states that "the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument."

We allocated the following amounts to the embedded conversion feature and recorded a deemed dividend to the preferred shareholders:

Preferred A – August 8, 2006	$387,499
Preferred A – August 23, 2006	176,643
Preferred B – September 30, 2006	726,756
Preferred C – September 20, 2007	1,981,162
Total deemed dividend	$3,272,060

On July 25, 2007, Hammonds and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through June 30, 2008.  Additionally, VOMF agreed that future accrued dividends may be paid, at Hammonds' option, in cash or in restricted shares of Hammond's common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to Hammonds.

Note 13 - Concentration of Credit Risk

American maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at June 30, 2008, American's cash balances exceeded the $100,000 limit covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. During the six months ended June 30, 2008, American had no customers on a consolidated basis that accounted for greater than 10% of American's revenues.

Note 14 - Texas Emissions Reduction Plan Grant

Delta Seaboard Well Service, Inc. is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273. TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. American applied this guidance and during the six months ended June 30, 2008, Delta increased machinery and equipment and recognized other income for this grant in the amount of $57,589.

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.  Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent.  American is still determining the effect this will have, but believes it will not materially affect American because of the tax loss carryforwards explained in note 16 below.

Note 15 - Property Dividend Distribution Gain and Property Dividend Payable

On April 16, 2008, American declared a special dividend of shares of common stock of its subsidiary, Hammond Industries, Inc. (OTCBB: “HMDI”) to American's shareholders.  American's shareholders will be issued one share of HMDI common stock for each share of American's common stock owned and held on the record date.  American is working with its transfer agent on the administrative procedures related to the dividends and will announce the record and distribution dates once these issues are resolved.  As a result of this declaration, American recorded a property dividend distribution gain of $2,945,133 and a payable in the amount of $654,364.  The amount of the gain was determined as the difference between the market price of HMDI common stock on April 16, 2008 of $0.42 per share and American's book value per share of $0.076 for the approximately 8,570,231 shares of American's common stock outstanding on June 30, 2008, plus the 20% stock dividend on American's stock.  The payable amount represents American's book value for these shares.

Note 16 - Income Taxes

The provision for income taxes consists of the following:

	June 30, 2008	June 30, 2007

Current taxes	$(105,059)	$(736,685)
Deferred tax benefit	(1,393,103)	-
Benefits of operating loss carryforwards	1,498,162	736,685
Current Federal Taxes	-	-
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	(93,616)	-
Prior year Texas franchise taxes paid	6,361	-
Actual vs. accrued Texas Margin Tax - 2007	(37,807)	-
Texas Margin Tax estimate - 2008	29,708	-
Income tax expense (benefit)	$(95,354)	$-

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:

- American consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of American as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $489,169 and
- the valuation allowance for deferred tax assets increased by $740,157.

The following table sets forth a reconciliation of statutory income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss before taxes	$(232,481)	$(491,252)	$(3,638,527)	$(1,736,115)

Income tax benefit computed at statutory rate	$(54,425)	$(233,704)	$(1,046,243)	$(673,290)
Permanent differences	(75,631)	-	(134,267)	84,600
Net effects of temporary differences	1	178,677	105,059	(147,995)
Effect of federal graduated rates	(324,022)	-	1,035,403	-
Tax credits	(700,109)	-	(700,109)	-
Increase in valuation allowance	1,154,186	55,027	740,157	736,685
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	(93,616)	-	(93,616)	-
Prior year Texas franchise taxes paid	6,361	-	6,361	-
Difference between actual and estimated 2007 Texas Margin Tax	(37,807)	-	(37,807)	-
Texas Margin Tax estimated for 2008	6,700	-	29,708	-
Income tax benefit	$(118,362)	$-	$(95,354)	$-

American has loss carryforwards totaling $21,510,557 available at June 30, 2008 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,761,086	2013
$1,462,959	2014
$2,086,064	2015
$860,006	2017
$566,409	2018
$1,028,302	2019
$1,551,019	2020
$2,587,701	2021
$5,200,652	2022
$4,406,359	2023

Note 17 - Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic income (loss) per share:
Net income (loss)	$176,265	$(687,366)	$(3,004,547)	$(1,980,266)
Weighted average common shares outstanding	7,135,012	5,486,981	7,123,635	5,474,038
Weighted average common shares outstanding for diluted net income (loss) per share	7,135,012	5,486,981	7,123,635	5,474,038
Net income (loss) per share - basic	$0.02	$(0.13)	$(0.42)	$(0.36)

Net income (loss) per share - diluted	$0.02	$(0.13)	$(0.42)	$(0.36)

Note 18 - Commitments and Contingencies

Various key officials of American have entered into employment agreements with American. In March 2007, the CEO of American entered into a five-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 144,000 options (172,800 options after the effect of the 20% stock dividend) per year with an exercise price of $7.00, beginning March 15, 2007. Additionally, beginning January 2008, the CEO will receive an additional 2,000 shares of American common stock on a monthly basis for the remaining term of the agreement.  The CFO of American entered into a three-year employment agreement beginning June 1, 2008, which provides for an annual salary of $95,000 plus a bonus as determined by the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $158,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into an employment agreement that provides for an annual base salary of $150,000 each. The employment agreement for Hammonds’ president provides for an annual base salary of $90,000.
On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000, with $1,150,000 due by July 30, 2008, and monthly payments of $25,000 beginning September 1, 2008 through August 1, 2009, totaling $300,000, or $275,000 if paid by October 21, 2008.  On June 13, 2008, American and Delta's 49% minority owners pledged certificates of deposit for a letter of credit used to file a bond with the court in the amount of $904,852.  American's financial statements reflect a note balance of $1,006,623 as of June 30, 2008, which represents the settlement amount of $1,450,000, less the 49% minority owners' portion of the bond of $443,377.  After minority interest, the net impact of this settlement on American's net income is $739,500.  Management believes that the settlement amount will be recoverable through insurance as described below.

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

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman, Delta’s position is that if there is not coverage under the Gemini policy, its broker failed to obtain appropriate insurance coverage and misrepresented the coverage it did obtain through the Gemini policy.  The parties agreed to refrain from actively working on the Broker Lawsuit pending the outcome of the Fort Apache lawsuit and the Gemini lawsuit because the results of those two lawsuits could render the Broker Lawsuit unnecessary.  One of the broker’s defenses is that all claims in the Broker Lawsuit are barred by the March 2007 settlement reached in Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman for a rig damaged in Hurricane Katrina, mentioned above.  On April 15, 2008, the broker filed a motion for summary judgment asserting that this release applies to the claims in the Broker Lawsuit and thus, the broker is entitled to judgment as a matter of law.  The court has denied to the broker the motion for summary judgment and has ordered the parties to mediation.  Delta’s claim in this lawsuit is dependent upon Delta not prevailing in the Gemini Insurance Company v. Delta Seaboard Well Service, Inc. lawsuit.  Delta’s attorneys are pursuing a joint mediation in these two lawsuits. As a result, it is premature to analyze the potential outcome of the Broker Lawsuit.

As part of the attorney’s work on the Broker Lawsuit, Delta filed a claim for coverage with AIG Specialty Lines Insurance Company (AIG).  While AIG denied coverage, Delta’s attorneys believe they should prevail against the grounds AIG used to deny the claim.

Delta Seaboard Well Service, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $561,711 has been recognized through June 30, 2008. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

The Hammonds Companies lease office space under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2008	$436,380
2009	436,380
2010	436,380
2011	436,380
2012	436,380
Thereafter	1,745,520
$3,927,420

Delta leases space under a commercial lease which expires in June 2010. Future minimum lease payments are as follows:

Year December 31,	Amount
2008	$55,500
2009	111,000
2010	55,500
$222,000

Note 19  - Segment Information

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
- Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0.  Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  American is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by American, to assist them with the resources required to develop their reserves.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. American evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

American's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.

American's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements.

Consolidated revenues from external customers, operating income / (losses), and identifiable assets were as follows:
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Hammonds Technical Services	$1,291,104	$1,325,929	$2,442,976	$1,976,412
Hammonds Fuel Additives	235,806	234,414	508,403	543,422
Hammonds Water Treatment	893,861	857,433	1,674,549	1,517,341
Northeastern Plastics	1,905,441	1,524,089	3,333,397	3,857,014
Delta Seaboard	5,169,849	3,085,429	7,252,798	5,745,675
Total revenue	$9,496,061	$7,027,294	$15,212,123	$13,639,864

Income (loss) from operations:
Hammonds Technical Services	$(570,060)	$(350,128)	$(1,246,388)	$(1,111,529)
Hammonds Fuel Additives	(31,439)	23,786	(16,962)	63,948
Hammonds Water Treatment	28,363	29,123	57,629	49,421
Northeastern Plastics	(114,872)	(98,035)	(254,797)	(149,330)
Delta Seaboard	1,026,166	179,337	487,982	260,464
Corporate	(599,408)	(564,251)	(1,402,153)	(1,337,964)
Total loss from operations	(261,250)	(780,168)	(2,374,689)	(2,224,990)
Other income (expense)	28,769	288,916	(1,263,838)	488,875
Net loss before income tax	$(232,481)	$(491,252)	$(3,638,527)	$(1,736,115)
			June 30, 2008	December 31, 2007
Identifiable assets:
Hammonds Technical Services			$9,078,951	$8,925,595
Hammonds Fuel Additives			1,993,412	2,025,761
Hammonds Water Treatment			915,450	772,179
Northeastern Plastics			6,967,944	6,592,980
Delta Seaboard			6,847,329	5,974,714
Corporate			17,509,221	20,295,325
Total identifiable assets			$43,312,307	$44,586,554

Note 20 - Subsequent Events

In July 2008, Delta Seaboard Well Service, Inc., American's 51% owned subsidiary, paid $1,150,000 for the Fort Apache lawsuit settlement.  In August and July 2008, American and the 49% minority owners of Delta contributed $910,000 in certificates of deposit to Delta, increasing Delta's stockholders' equity by the same amount.  The impact of this transaction on American was an increase in certificates of deposit and minority interest of $441,000.

On July 16, 2008, American distributed a 20% stock dividend to its shareholders.  The total number of shares distributed was 1,431,172.

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

Hammonds Industries, Inc. (OTCBB: "HMDI"), our 48% subsidiary, is a public reporting company, which owns 100% of Hammonds Technical Services, Inc., Hammonds Fuel Additives, Inc., and Hammonds Water Treatment Systems, Inc. (collectively "Hammonds"). The Company consolidates Hammonds although its ownership is less than 51%, because the Company appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded common stock equity value, the Company recognizes 100% of Hammonds' losses.

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

Results of Operations

Three and six months Ended June 30, 2008 Compared to Three and six months Ended June 30, 2007.

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes for the three and six months ended June 30, 2008 and 2007.

Net revenues. For the three months ended June 30, 2008, revenues were $9,496,061, compared to $7,027,294 for the three months ended June 30, 2007, representing an increase of $2,468,767, or 35%. For the six month period ended June 30, 2008, revenues were $15,212,123, compared to $13,639,864 for the same period in 2007, representing an increase of $1,572,259, or 12%.

Hammonds’ generated revenues for the three months ended June 30, 2008 of $2,420,771, compared to $2,417,776 for the three months ended June 30, 2007, representing an increase of $2,995. Revenues for the six months ended June 30, 2008 were $4,625,928, compared to $4,037,175 for the same period in 2007, representing an increase of $588,753, or 15%. The increase was due to higher demand for Hammonds Water Treatment products and increased sales of Hammonds Technical Services’ transport mounted injection systems and Hammonds’ line of Omni Directional Vehicles (ODVs®). For the six months ended June 30, 2008 compared to 2007, Hammonds Water Treatment revenues increased by $157,208, or 10%, and Hammonds Technical Services revenues increased by $466,564, or 24%. Hammonds projected backlog of orders at June 30, 2008 is $3.1 million, compared to a backlog of orders of $5.0 million at June 30, 2007. The backlog is principally comprised of orders for injectors and skids.  All of the projected backlog at June 30, 2008 is expected to be delivered over the next twelve months.

Delta reported revenues of $5,169,849 for the three months ended June 30, 2008, compared to $3,085,429 for the same period in 2007, representing an increase of $2,084,420, or 68%. The increase in revenues at Delta is due to an increase in pipe sales of $2,210,152, offset by a decrease in rig service revenues of $125,732.  Delta’s revenues for the six months ended June 30, 2008 were $7,252,798, compared to $5,745,675 for the six months ended June 30, 2007, representing an increase of $1,507,123, or 26%.  The increase in revenues at Delta is primarily due to an increase in pipe sales of $1,859,748, offset by a decrease in rig service revenues of $352,625.  Pipe sales revenues have increased due to increased drilling activity creating a greater demand for pipe.  Rig service revenues are lower due to a rig being taken out of service for extensive maintenance in February 2008.  This rig was put back into service in May 2008.

Revenues at NPI during the three months ended June 30, 2008 were $1,905,441, compared to $1,524,089 for the three months ended June 30, 2007, representing an increase of $381,352, or 25%.  The increase in revenues is primarily due to an order for a large customer that was expected for the first quarter, but was delayed to the second quarter because the shipping vessel was overbooked.  Revenues at NPI during the six months ended June 30, 2008 were $3,333,397, compared to $3,857,014, respectively, for the same period in 2007, representing a decrease of $523,617, or 14%.  The decrease in revenues is primarily due to an overstock position from the 2007 holiday season from one large customer.  Sales under the MOTOR TREND® and Good Choice® programs have remained steady or grown slightly during the six months ended June 30, 2008.  A new 2008 "big box" customer has been ordering consistently and NPI received its first order from another new 2008 "big box" customer in the second quarter, which is ahead of NPI's forecast.  NPI's business is seasonal and historically, most of NPI’s revenues have been generated in the third and fourth quarters.  NPI is targeting one or two additional large accounts and adding more mid-size accounts.  NPI's projected backlog of orders at June 30, 2008 is $3.6 million, compared to a backlog of orders of $5.7 million at June 30, 2007.

Net loss from operations. Our consolidated net loss from operations for the three months ended June 30, 2008 was $261,250, compared to $780,168 for the three months ended June 30, 2007, representing an improvement of $518,918, or 67%.  The decrease in net loss from operations was due to the increase in revenues and a decrease in selling, general and administration costs as a percentage of revenues to 39% for the three months ended June 30, 2008, compared to 49% for 2007. Consolidated net loss from operations for the six months ended June 30, 2008 was $2,374,689, compared to a net loss of $2,224,990 during the same period in 2007.  Margins increased to 35% for the six months ended June 30, 2008, compared to 34% for 2007.  Selling, general and administration costs as a percentage of revenues improved to 50% for the six months ended June 30, 2008, compared to 51% for 2007.

Other income. Other income was $28,769 for the three months ended June 30, 2008, compared to other income of $288,916 for the three months ended June 30, 2007. Other expense was $1,263,838 for the six months ended June 30, 2008, compared to other income of $488,875 for the six months ended June 30, 2007.  Other expense for the three and six months ended June 30, 2008 included $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 15) and the recognition of $1,450,000 for the Delta lawsuit settlement (see notes 8 and 18).  After minority interest, the net impact of this settlement on the Company's net income is $739,500.  Net realized/unrealized loss on trading securities was $1,250,565 and $2,610,845 for the three and six months ended June 30, 2008, respectively, compared to a loss of $30,847 and a gain of $13,366 for the three and six months ended June 30, 2007, respectively.  The net unrealized loss on trading securities of $2,581,984 for the six months ended June 30, 2008, was due primarily to declines in the market values of our investments in OI Corporation and Rubicon Financial Incorporated of $2,277,806 (see note 2).

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(2,147,414)	$(1,503,189)	$(644,224)

Delta recognized other income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $57,589 for the six months ended June 30, 2008 compared to $347,160 for the six months ended June 30, 2007.  For further disclosure regarding the TERP grant, see note 14.

Net income / loss. Net income was $176,265 and net loss was $3,004,547, respectively, for the three and six months ended June 30, 2008, compared to net losses of $687,366 and $1,980,266, respectively, for the same periods in 2007.

Liquidity and Capital Resources

Total assets/working capital. Total assets at June 30, 2008 were $43,312,307, compared to $44,586,554 at December 31, 2007, representing a decrease of $1,274,247.  At June 30, 2008, consolidated working capital was $22,432,889, compared to working capital of $27,790,372 at December 31, 2007, representing a decrease of $5,357,483.  The primary reason for the decrease in working capital was a non-cash unrealized loss on trading securities of $2,581,984 and the recognition of a short-term note payable of $1,006,623 for the Delta lawsuit settlement (see note 8).  Additionally, working capital was used to fund operations and for the purchase of plant and equipment.

Cash flow from operations. For the six months ended June 30, 2008, we had negative cash flow from operations of $4,079,781, compared to negative cash flow from operations of $2,861,690 during 2007. The decrease in cash flow from operations was the result of an increase in our net loss from $1,980,266 for six months ended June 30, 2007 to $3,004,547 for the six months ended June 30, 2008. Our net loss for the six months ended June 30, 2008 included non-cash income of $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 15) and non-cash expenses of $5,040,443, including unrealized losses on the sale of trading securities of $2,581,984, recognition of $1,450,000 for the Delta lawsuit settlement (see notes 8 and 18), depreciation and amortization of $691,635, and non-cash compensation of $316,824.  Our net loss for the six months ended June 30, 2007 included non-cash expenses of $988,807, including depreciation and amortization of $576,347, and non-cash compensation of $412,460.  Our inventories increased by $696,647 for the six months ended June 30, 2008, compared to an increase of $970,538 during the six months ended June 30, 2007.  We increased our investments in trading securities by $95,289 during the six months ended June 30, 2008, compared to a decrease of $268,175 during the same period in 2007.  Accounts receivable increased by $1,159,063 during the six months ended June 30, 2008, compared to a decrease of $494,574 during the same period in 2007.  Prepaid expenses increased by $1,207,806, other assets decreased by $14,846, and accounts payable increased by $775,969 for the six months ended June 30, 2008.  For the six months ended June 30, 2007, prepaid expenses increased by $523,512, other assets increased by $517,812, and accounts payable decreased by $461,199.

Cash flow from investing activities. Our investing activities used $155,470 during the six month period ended June 30, 2008, as a result of purchases of property, equipment, and expenditures related to securing additional patents of $339,870, the issuance of a note receivable of $225,000, offset by a net increase in investments in certificates of deposit of $184,579, and proceeds from the sale of drilling rig equipment of $200,000.  This is compared to cash used by investing activities during the same period in the prior year in the amount of $83,848 during the six month period ended June 30, 2007, as a result of purchases of property, equipment, and expenditures related to securing additional patents of $527,096, offset by a net reduction in investment in certificates of deposit of $114,000 and receipts of principal payments on notes receivable of $340,498.

Cash flow from financing activities. During the six months ended June 30, 2008, our financing activities provided $2,702,950 compared to $2,588,920 during the same period in 2007. During the 2008 period, we received proceeds from line-of-credit agreements of $1,427,000, from short-term borrowings of $344,163, and long-term borrowings of $1,773,500.  We decreased our borrowings on margin loans by $107,795 and made payments of $683,074 on debt during the six month period ended June 30, 2008.  During the 2007 period, we received net proceeds from the issuance of common stock of our subsidiary in the amount of $694,672, from short-term borrowings in the amount of $657,420, from long-term debt of $362,185, and from line-of-credit agreements of $1,518,218. We made payments of $387,368 on debt during the six month period ended June 30, 2007.

Real estate. During the second quarter of 2007, the Company purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  This property is not going to be developed by nor is it being held as inventory by the Company.  The Company continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. The book value for this property is $225,000.  In November 2005, the Company signed a contract for sale of the property for a cash consideration of $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  On July 14, 2008, the contract was amended to extend the feasibility period to October 31, 2008.  No revenue has been recognized for this transaction because the development of the property requires permits from the City of Texas City and the U. S. Army Corp of Engineers, which the developer believes they can obtain timely within the terms of the contract.  As a result, the transaction has not had all the elements necessary for it to be considered a completed revenue recognition event.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2008, due to the generally short maturities of these items. At June 30, 2008, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of June 30, 2008, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

Equity Investments. We are exposed to equity price risk on our portfolio of trading securities. As of June 30, 2008, our total equity holdings in publicly traded companies were valued at $4,294,827, compared to $6,810,382 as of December 31, 2007.  On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock for a total purchase price of $2,212,000. The closing market price on the date of this transaction for OICO was $13.23 per common share.  During the six months ended June 30, 2008, the Company has purchased an additional 2,100 shares at an average purchase price of $12.02 per share.  On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  The market value of the trading securities for these two companies was $3,648,638 at June 30, 2008, or 85% of our portfolio of trading securities.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

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

	50%	35%	15%
Marketable equity securities	$(2,147,414)	$(1,503,189)	$(644,224)

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc.
On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000, with $1,150,000 due by July 30, 2008, and monthly payments of $25,000 beginning September 1, 2008 through August 1, 2009, totaling $300,000, or $275,000 if paid by October 21, 2008.  On June 13, 2008, the Company and Delta's 49% minority owners pledged certificates of deposit for a letter of credit used to file a bond with the court in the amount of $904,852.  The Company's financial statements reflect a note balance of $1,006,623 as of June 30, 2008, which represents the settlement amount of $1,450,000, less the 49% minority owners' portion of the bond of $443,377.

Gemini Insurance Company v. Delta Seaboard Well Service, Inc.
There have been no material developments in this case since December 31, 2007.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman
The court has denied to the broker the motion for summary judgment and has ordered the parties to mediation.  Delta’s claim in this lawsuit is dependent upon Delta not prevailing in the Gemini Insurance Company v. Delta Seaboard Well Service, Inc. lawsuit.  Delta’s attorneys are pursuing a joint mediation in these two lawsuits.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on April 16, 2008 with disclosure under Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits." The Registrant filed a Form 8-K on June 6, 2008 with disclosure under Item 4.01, "Changes in Registrant's Certifying Accountants."  The Registrant filed a Form 8-K/A on June 10, 2008 with disclosure under Item 2.03, "Creation of a Direct Financial Obligation or an Obligation Under and Off-Balance Sheet Arrangement."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated: August 14, 2008

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated: August 14, 2008