Form 10-Q
period 2008-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2008-11-14
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At November 14, 2008, the Registrant had 8,695,326 shares of common stock issued.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$3,630,761	$3,891,156
Certificate of deposit	3,975,000	5,195,000
Trading securities	2,615,358	6,810,382
Accounts receivable, less allowance for doubtful accounts
of $240,908 and $231,870, respectively	9,466,052	4,835,452
Current portion of notes receivable	4,463,843	3,898,831
Accounts and notes receivable from related parties	31,606	30,000
Inventories	5,778,185	5,811,997
Real estate held for sale	1,909,066	1,909,066
Deposits for pipe inventory purchases	1,748,601	-
Drilling rigs held for sale	1,734	187,611
Prepaid expenses and other current assets	452,336	296,981
Total current assets	34,072,542	32,866,476

Long-term notes receivable, less current portion	133,181	618,129
Investment in Las Vegas Premium Gold Products	250,000	250,000
Property and equipment, net of accumulated depreciation and amortization	4,718,625	4,619,940
Goodwill	674,539	674,539
Patents and trademarks, net of amortization	5,014,719	5,457,365
Other assets	145,414	100,105
Total assets	$45,009,020	$44,586,554
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,023,247	$3,197,415
Margin loans from financial institutions	1,319,112	1,443,424
Short-term notes payable	1,917,015	219,970
Property dividend payable	654,364	-
Current installments of long-term capital lease obligations	67,762	29,967
Current installments of long-term debt	3,016,638	185,328
Total current liabilities	13,998,138	5,076,104

Long-term debt, less current installments	9,360,247	10,766,951
Long-term capital lease obligations, less current installments	242,748	123,100
Deferred tax liability	156,535	156,535
Minority interest	2,217,756	1,370,196
Total liabilities	25,975,424	17,492,886

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 authorized: none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized:
8,702,031 and 7,107,842 shares issued, respectively
8,651,697 and 7,070,480 shares outstanding, respectively	8,702	7,108
Additional paid-in capital - common stock	47,091,679	46,327,209
Accumulated deficit	(27,852,097)	(19,045,752)
Less treasury stock, at cost
50,334 and 37,362 shares, respectively	(214,688)	(194,897)
Total stockholders' equity	19,033,596	27,093,668
Total liabilities and stockholders' equity	$45,009,020	$44,586,554
The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$13,632,262	$8,276,370	$28,844,385	$21,916,235
Costs and expenses:
Cost of sales	9,130,796	5,098,197	19,093,309	14,054,552
Selling, general and administrative	4,134,982	4,204,701	11,759,281	11,113,201
Total operating expenses	13,265,778	9,302,898	30,852,590	25,167,753

Operating profit (loss)	366,484	(1,026,528)	(2,008,205)	(3,251,518)

Other income (expenses):
Interest and dividend income	162,676	245,725	464,732	678,889
Finance expense for issuance of preferred stock of subsidiary	-	(386,334)	-	(386,334)
Gain on property dividend distribution	-	-	2,945,133	-
Delta lawsuit settlement	-	-	(1,450,000)	-
Realized gains (losses) on investments	8,414	63,112	(20,447)	(565,897)
Unrealized gains (losses) on trading securities	(1,578,551)	155,956	(4,160,535)	798,330
Interest expense	(246,295)	(262,995)	(780,298)	(723,592)
Texas Emissions Reduction Plan Grant	-	84,435	57,589	431,595
Gain on sale of assets	-	-	-	3,944
Other income (expense)	23,384	(220,398)	49,616	(68,559)
Total other income (expenses)	(1,630,372)	(320,499)	(2,894,210)	168,376

Net loss before income tax	(1,263,888)	(1,347,027)	(4,902,415)	(3,083,142)
Income tax expense (benefit)	44,878	48,358	(50,476)	48,358

Net loss before minority interest	(1,308,766)	(1,395,385)	(4,851,939)	(3,131,500)
Minority interest	(728,535)	31,843	(189,909)	(212,308)
Net loss	(2,037,301)	(1,363,542)	(5,041,848)	(3,343,808)

Preferred dividends of subsidiary
Regular dividends	(60,000)	(45,000)	(165,000)	(135,000)
Deemed dividend	-	(1,981,162)	-	(1,981,162)
Forgiveness of dividends	-	-	-	150,425
Net loss applicable to common shareholders	$(2,097,301)	$(3,389,704)	$(5,206,848)	$(5,309,545)

Net loss per common share - basic and diluted	$(0.25)	$(0.60)	$(0.69)	$(0.96)

Weighted average common shares - basic and diluted	8,384,417	5,692,509	7,546,963	5,547,230

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(5,041,848)	$(3,343,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Property dividend distribution gain	(2,945,133)	-
Delta lawsuit settlement	1,450,000	-
Depreciation and amortization	1,048,832	884,607
Finance expense for issuance of preferred stock of subsidiary	-	386,334
Share-based compensation	737,064	925,265
Realized losses on the sale of trading securities	20,447	565,897
Unrealized (gains) losses on the sale of trading securities	4,160,535	(798,330)
Stock returned in lawsuit settlement	-	(39,600)
Receivable obligation released in lawsuit settlement	-	225,000
Texas Emissions Reduction Plan Grant	(57,589)	(431,595)
Gain on sale of assets	-	(3,944)
Minority interest in net income of consolidated subsidiary	189,909	212,308
Change in operating assets and liabilities:
Accounts receivable	(4,630,599)	(556,346)
Trading securities	14,042	(1,077,298)
Inventories	33,812	(3,186,855)
Deposits for pipe inventory purchases	(1,748,601)	-
Prepaid expenses and other current assets	(155,356)	(375,811)
Other assets	(45,310)	(44,605)
Accounts payable and accrued expenses	3,660,833	2,038,657
Net cash used in operating activities	(3,308,962)	(4,620,124)

Cash flows from investing activities:
Purchase of property and equipment	(400,797)	(1,076,361)
Costs of securing patents and trademarks	(42,970)	(40,718)
Investment in rigs held for sale	(14,123)	-
Proceeds from the sale of drilling rigs	200,000	-
Proceeds from the sale of property	-	4,000
Issuance of note receivable	(225,000)	(27,000)
Investment in certificate of deposit	(4,575,421)	(6,100,000)
Redemption of certificate of deposit	5,795,421	7,414,000
Proceeds from notes receivable	144,937	422,885
Loans (to) from related parties	(1,606)	10,000
Net cash provided by investing activities	880,441	606,806

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	1,045,000	1,570,218
Proceeds from issuance of debt	3,817,663	1,319,604
Capital contributions from minority interest	214,273	-
Payments on margin loans	(124,312)	86,380
Proceeds from issuance of common stock of subsidiary	-	694,672
Proceeds from issuance of preferred stock of subsidiary	-	1,981,162
Principal payments on debt	(2,718,635)	(825,764)
Principal payments under capital lease obligations	(46,073)	-
Payments for acquisition of treasury stock	(19,790)	(95,396)
Net cash provided by financing activities	2,168,126	4,730,876

Net increase (decrease) in cash and cash equivalents	(260,395)	717,558
Cash at beginning of period	3,891,156	3,275,803
Cash at end of period	$3,630,761	$3,993,361

Supplemental schedule of cash flow information:
Interest paid	$716,299	$723,592
Income taxes paid	$69,312	$48,358

Non-cash transactions:
Issuance of note payable for real estate acquired for sale	$-	$1,684,066
Issuance of common stock for the purchase of OI Corporation common stock	$-	$1,212,000
Accrued property dividend payable	$654,364	$-
Stock dividend	$1,431	$1,104
Acquisition of fixed assets under capital lease obligations	$203,516	$-
Accrued debt discount for common shares of subsidiary to be issued	$29,000	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

American International Industries, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiary, Northeastern Plastics, Inc. ("NPI"), and its majority owned subsidiary, Delta Seaboard Well Service, Inc.("Delta"), and its 48% owned subsidiary, Hammonds Industries, Inc. (OTCBB: "HMDI"), formerly International American Technologies, Inc. (“Hammonds”).  In accordance with FIN46(R), American consolidates Hammonds although its ownership is less than 51%, because American appoints the members of Hammonds' board of directors. Since Hammonds is incurring losses and the minority interest has no recorded equity value, American recognizes 100% of Hammond’s losses. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.

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

Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2008 and 2007, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options to purchase shares of common stock that were not "in the money".

Management's Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Effective January 1, 2008, American adopted SFAS 157 for financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2
Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Unobservable inputs reflecting American's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

American believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of September 30, 2008, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities:

	As of September 30, 2008
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$2,615,358	$2,615,358	$2,615,358	$-	$-

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  At September 30, 2008 and 2007, American had unrealized trading losses of $4,160,535 and gains of $798,330, respectively, related to securities held on those dates. During the nine months ended September 30, 2008 and 2007, American recorded realized losses of $20,447 and $565,897, respectively, on the sales of trading securities.

On September 12, 2007, American acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of American's common stock, valued at $5.05 per common share based upon the closing market price on that date, for a total purchase price of $2,212,000.  The closing market price on the date of this transaction for OICO was $13.23 per common share.  During the nine months ended September 30, 2008, American purchased an additional 4,700 shares at an average purchase price of $12.14 per share.  At September 30, 2008, our investment in the 175,045 shares of OICO common stock is classified as trading securities on the balance sheet.  The OICO securities were valued at $1,851,976, or $10.58 per share, using the closing market price on that date.  At December 31, 2007, our investment in the 170,345 shares of OICO common stock is classified as trading securities on the balance sheet and was valued at $2,201,198, or $12.92 per share, using the closing market price on that date.  The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts.  OI Corporation engages in the design, manufacture, marketing, and service of analytical, monitoring, and sample preparation products, components, and systems.

On November 27, 2007, American acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB:  RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  During the nine months ended September 30, 2008, American purchased an additional 1,400 shares at an average purchase price of $1.30 per share.  At September 30, 2008, our investment in the 1,001,400 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $350,490, or $0.35 per share, based upon the closing market price on that date.  At December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $3,700,000, or $3.70 per share, based upon the closing market price on that date. Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California.

The market value of the trading securities for these two companies was $2,202,466 at September 30, 2008, or 84% of our portfolio of trading securities.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

In October 2008, American reduced its holdings in trading securities by $1,977,486.  The impact of these transactions on net income was a loss of $11,018.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our marketable equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. American seeks to manage exposure to adverse equity returns in the future by pursuing to increase the diversity our securities portfolios.

Note 3 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Parts and materials	$1,488,161	$1,420,043
Work in process	383,315	186,045
Finished goods	4,132,143	4,346,867
Less reserve	(225,434)	(140,958)
	$5,778,185	$5,811,997

Delta made deposits for pipe inventory purchases in the amount of $1,748,601.

Note 4 - Real Estate Transactions

During the second quarter of 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  This property is not going to be developed by nor is it being held as inventory by American.  American continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  In November 2005, American signed a contract for sale of the property for $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  In July 2008, the contract was amended to extend the feasibility period to October 31, 2008.  American advised Westfield that it would not extend the contract any further.  In October, American was advised by Westfield that due to unforeseen serious health reasons of its main principal, Westfield could not finalize all of the permits and financing for the development of the 287 acres, timely.  Westfield delivered to American all of their studies and project development documents.  American believes that this property and its development plans will sell for substantially more than the price for which the property was being sold to Westfield, due to the fact that the property is in a rapidly growing Galveston / Houston, Texas metropolitan area and real estate in the surrounding areas have increased substantially in value in the past 24 months.  American has engaged CBRE on an exclusive basis to sell the property.

Note 5 - Long-term Notes Receivable

Long-term notes receivable at September 30, 2008 consisted of the following:

	September 30, 2008	December 31, 2007
Net note receivable from sale of real estate, principal balance due on or before July 30, 2008, secured by property lien (a)	$3,020,044	$3,020,044
Sale of machinery and equipment, principal balance due on or before December 1, 2008, secured by machinery and equipment	164,000	164,000
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	137,441	160,892
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010 (c)	700,000	750,000
Unsecured note receivable for sale of drilling rig, principal and interest due monthly through December 31, 2009	150,539	222,024
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009	225,000	-
Notes receivable	4,597,024	4,516,960
Less current portion	(4,463,843)	(3,898,831)
Notes receivable, less current portion	$133,181	$618,129

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2008.  On July 30, 2004, American sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period specified by SFAS No. 66.  Principal payments have reduced the note balance to $3.0 million as of September 30, 2008.  American recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).  The principal payment of $3,020,044 due on July 30, 2008 was not received.  American is in the process of extending the due date on this note to January 30, 2009.  The borrower is in the process of refinancing this note with a new lender.  The property securing this note was appraised in November 2007 for $9,175,000 by an independent appraiser.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note face value and payments are currently being made on the other note receivable with Marald in accordance with note terms, American believes payment terms will be successfully negotiated and no further discounting of the loan was deemed necessary as of September 30, 2008.

(c) Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010.  In October of 2008, American received the full principal balance owed of $700,000.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2008	December 31, 2007
Land		$892,945	$892,945
Building and improvements	20	1,029,996	1,029,996
Machinery and equipment	7-15	4,811,569	4,314,861
Office equipment and furniture	7	1,035,053	892,399
Automobiles	5	1,047,803	1,025,264
		8,817,366	8,155,465
Less accumulated depreciation and amortization		(4,098,741)	(3,535,525)
Net property and equipment		$4,718,625	$4,619,940

Depreciation expense for the three and nine months ended September 30, 2008 and 2007 was $194,939, $146,141, $563,217, and $389,238, respectively.

During the year ended December 31, 2007 and nine months ended September 30, 2008, Hammonds entered into capital lease agreements for machinery and equipment included in the September 30, 2008 and December 31, 2007 balances as follows:

	September 30, 2008	December 31, 2007
Machinery and equipment	$372,722	$163,174
Less accumulated depreciation and amortization	(43,247)	-
Net property and equipment	$329,475	$163,174

Principal repayment provisions of long-term capital leases are as follows at September 30, 2008:

2008	$14,741
2009	71,298
2010	76,745
2011	75,043
2012	67,280
2013	5,403
Total	$310,510

Note 7 - Intangible Assets

Intangible assets at September 30, 2008 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

Patents	$4,587,467	$1,121,871	$3,465,596	12 years
Trademarks	1,149,199	307,143	842,056	10 years
Sole Source Contract	1,144,039	436,972	707,067	7 years
Patents, Trademarks, and Sole Source Contracts	$6,880,705	$1,865,986	$5,014,719	11 years

Intangible assets at December 31, 2007 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

Patents	$4,544,498	$845,022	$3,699,476	12 years
Trademarks	1,149,199	220,953	928,246	10 years
Sole Source Contract	1,144,039	314,396	829,643	7 years
Patents, Trademarks, and Sole Source Contracts	$6,837,736	$1,380,371	$5,457,365	11 years

Amortization expense for the three and nine months ended September 30, 2008 and 2007 was $162,259, $162,119, $485,615, and $495,369 respectively.

Note 8 - Short-term Notes Payable

	September 30, 2008	December 31, 2007
Note payable with interest at 10.5%, interest payments due monthly, principal due on demand	$89,999	$89,999

Note payable for $250,000 with interest at 10%, principal due December 31, 2008, discounted by $29,000 for Hammonds stock consideration	221,000	-

Note payable with interest at 6%, principal and interest due monthly, with a balloon payment due April 30, 2009	957,003	-

Note payable with interest at 5.8%, principal due November 18, 2008	180,000	-

Delta lawsuit settlement with interest at 5.25%, principal and interest due in monthly payments of $25,000 through August 1, 2009	250,000	-
Insurance note payable with interest at 5.24%, principal and interest due in monthly payments of $31,288 through May 1, 2009	219,013	-
Insurance note payable with interest at 7.86%, principal and interest due in monthly payments of $32,493 through May 1, 2008	-	129,971
	$1,917,015	$219,970

On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary, negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000, with $1,150,000 paid on July 30, 2008, and monthly payments of $25,000 beginning September 1, 2008 through August 1, 2009.  After minority interest, the net impact of this settlement on American's net income is $739,500.  Management believes that the settlement amount will be recoverable through insurance.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

At September 30, 2008 and December 31, 2007, the average annual interest rates of our short-term borrowings were approximately 6.5% and 8.9%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due January 1, 2010, secured by real property	$1,000,000	$1,000,000
Note payable to bank, which allows Hammonds to borrow up to $2,000,000, interest due quarterly at prime plus 1%, principal balance due January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	1,992,189	1,992,189
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by assets of Delta Seaboard Well Service, Inc.	1,091,631	1,876,631
Note payable to bank due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property	943,500	-
Note payable to bank due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by real property	-	423,967
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property	523,892	552,312
Note payable to a bank, which allows Northeastern Plastics to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of Northeastern Plastics, Inc.	3,084,000	1,254,000
Note payable to a bank, due in monthly installments of interest only at prime plus 1%, with a principal balance due on January 1, 2010, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	400,000	400,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due on January 1, 2010, secured by a certificate of deposit	1,000,000	1,000,000
Note payable to a bank, due in monthly installments of principal and interest of $2,120 through April 3, 2011, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	55,444	72,389
Note payable to a bank, with interest at 9.25%, due in monthly installments of principal and interest of $4,054 through February 26, 2012, secured by assets of Hammonds' subsidiary, Hammonds Technical Services, Inc.	197,046	220,338
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on June 1, 2009, secured by real property	1,740,000	1,740,000
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta Seaboard Well Service, Inc.	244,834	279,204
Other secured notes with various terms	104,349	141,249
	12,376,885	10,952,279
Less current portion	(3,016,638)	(185,328)
	$9,360,247	$10,766,951

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at September 30, 2008:

2008	$46,431
2009	3,018,305
2010	8,614,065
2011	183,530
2012	183,641
Thereafter	330,913
Total	$12,376,885

Note 10 - Capital Stock and Stock Options

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

American is authorized to issue up to 50,000,000 shares of Common Stock, $.001 par value per share, of which 864,000 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO. On March 30, 2007, American issued 144,000 stock options to American's Chairman and CEO, with an exercise price of $7.00 per share, expiring in 2 years, valued at $70,685 to American and recorded as share-based compensation.  In connection with American's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2007, the terms of these options were adjusted to reflect the dividends, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.

During the three months ended September 30, 2008, American issued 100,000 shares of common stock to the CEO for services representing $290,000 of cost to American.

On March 30, 2008, American issued 172,800 stock options to American's Chairman and CEO, with an exercise price of $5.83 per share, expiring in 2 years, valued at of $88,063 and recorded as share-based compensation.  In connection with American's 20% stock dividend to all shareholders on July 16, 2007, the terms of these options were adjusted to reflect the dividend, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.

American estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 and 2007 as follows:
	March 30, 2008	March 30, 2007
Dividend yield	0.00%	0.00%
Expected volatility	38.64%	38.68%
Risk free interest	2.5%	6.25%
Expected lives	2 years	2 years

A summary of the status of American's stock options to employees as of September 30, 2008 is presented below:
	Shares	Weighted Average Exercise Price September 30, 2008
Outstanding at beginning of period	207,360	$4.86
Granted	207,360	4.86
Exercised	-	N/A
Canceled	-	N/A
Outstanding and exercisable at end of period	414,720	$5.83

Weighted average fair value of options granted during the period	207,360	$4.86

Stock-based compensation consists of the following:
	September 30, 2008	September 30, 2007
Common shares issued for services	$649,001	$854,580
Stock options issued for services	88,063	70,685
Stock-based compensation	$737,064	$925,265

The following table summarizes information about fixed stock options to employees outstanding at September 30, 2008:

Exercise Price	Number Outstanding and Exercisable at September 30, 2008
$4.86	207,360

Note 11 - Preferred Stock of Subsidiary

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

On September 20, 2007, Hammonds  and VOMF agreed to amend the Series A, B and C Warrants to: (i) adjust the exercise price of all of the Warrants to $0.10; and (ii) provide for the issuance of a total of 2,102,960 shares of Hammond's newly designated Series C Convertible Preferred Stock in lieu of 21,029,599 shares of common stock. On September 21, 2007, VOMF delivered a notice of exercise of all 21,029,599 Series A, B and C Warrants at an exercise price of $0.10 per Warrant from which Hammonds received net proceeds of $1,981,162.  As a result of this agreement, there are no warrants outstanding related to the Series A, B and C Convertible Preferred Stock.

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

On July 25, 2007, Hammonds and VOMF entered into an agreement pursuant to which VOMF waived the cash dividends of $150,425 on the Series A and Series B Convertible Preferred Stock accrued from August and September 2006, respectively, through September 30, 2008.  Additionally, VOMF agreed that future accrued dividends may be paid, at Hammonds' option, in cash or in restricted shares of Hammond's common stock. The number of shares of common stock to be issued as payment of accrued and unpaid dividends shall be determined by dividing (i) the total amount of accrued and unpaid dividends to be converted into common stock by (ii) eighty percent (80%) of the average of the VWAP for the twenty (20) Trading Days immediately preceding the dividend payment date. The term "VWAP" means, for any date, (i) the daily volume weighted average price of the common stock for such date on the OTC Bulletin Board as reported by Bloomberg Financial L.P. (based on a trading day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (ii) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (iii) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the Investor and reasonably acceptable to Hammonds.

The modification of the exercise price to $0.10 per share for the Warrants requires a comparison of the fair values of the warrants immediately before and after the modification. As a result of this comparison, Hammonds calculated a fair value increase of $386,334 for this modification. Since additional value was given to the holders of these warrants, $386,334 was recognized and recorded as finance expense in September 2007, in accordance with SFAS No. 123R, Share-Based Payment.

Hammonds valued the warrants using the Black-Scholes model, using the following assumptions:

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

Note 12 - Concentration of Credit Risk

American maintains its cash in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at September 30, 2008, American's cash balances exceeded the limit covered by the Federal Deposit Insurance Corporation. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. During the nine months ended September 30, 2008, American had one customer on a consolidated basis that accounted for 16% of American's revenues.

Note 13 - Texas Emissions Reduction Plan Grant

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

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. American applied this guidance and during the nine months ended September 30, 2008, Delta increased machinery and equipment and recognized other income for this grant in the amount of $57,589.

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.  Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent.  American is still determining the effect this will have, but believes it will not materially affect American because of the tax loss carryforwards explained in note 15 below.

Note 14 - Property Dividend Distribution Gain and Property Dividend Payable

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

Note 15 - Income Taxes

The provision for income taxes consists of the following:

	September 30, 2008	September 30, 2007

Current taxes	$(94,118)	$(1,248,040)
Deferred tax benefit	(1,434,039)	-
Benefits of operating loss carryforwards	1,539,098	1,248,040
Current Federal Taxes	10,941	-
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	(93,616)	-
Prior year taxes paid	15,289	48,358
Actual vs. accrued Texas Margin Tax - 2007	(39,583)	-
Texas Margin Tax estimate - 2008	56,493	-
Income tax expense (benefit)	$(50,476)	$48,358

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:

- American consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of American as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $381,476 and
- the valuation allowance for deferred tax assets increased by $1,864,210.

The following table sets forth a reconciliation of statutory income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss before taxes	$(1,263,888)	$(1,347,027)	$(4,902,415)	$(3,083,142)

Income tax benefit computed at statutory rate	$(684,944)	$(447,163)	$(1,731,187)	$(1,120,453)
Permanent differences	263,969	-	129,702	84,600
Net effects of temporary differences	-	(64,192)	105,059	(212,187)
Effect of federal graduated rates	427,602	-	1,463,005	-
Tax credits	(36,622)	-	(736,731)	-
Increase in valuation allowance	40,936	511,355	781,093	1,248,040
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	-	-	(93,616)	-
Prior year taxes paid	8,928	48,358	15,289	48,358
Difference between actual and estimated 2007 Texas Margin Tax	(1,776)	-	(39,583)	-
Texas Margin Tax estimated for 2008	26,785	-	56,493	-
Income tax expense (benefit)	$44,878	$48,358	$(50,476)	$48,358

American has loss carryforwards totaling $21,370,015 available at September 30, 2008 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:
Operating Losses
Amount	Expires
$1,761,086	2013
$1,462,959	2014
$2,086,064	2015
$860,006	2017
$566,409	2018
$1,028,302	2019
$1,551,019	2020
$2,587,701	2021
$4,939,710	2022
$4,526,759	2023

Note 16 - Loss Per Share

Basic losses per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted losses per share, in addition to the weighted average determined for basic loss per share, include common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic loss per share:
Net loss	$(2,037,301)	$(1,363,542)	$(5,041,848)	$(3,343,808)
Preferred dividends of subsidiary:
Regular dividends	(60,000)	(45,000)	(165,000)	(135,000)
Deemed dividends	-	(1,981,162)	-	(1,981,162)
Forgiveness of dividends	-	-	-	150,425
Net loss applicable to common shareholders	$(2,097,301)	$(3,389,704)	$(5,206,848)	$(5,309,545)

Weighted average common shares outstanding	8,384,417	5,692,509	7,546,963	5,547,230
Weighted average common shares outstanding for diluted net loss per share	8,384,417	5,692,509	7,546,963	5,547,230
Net loss per share - basic	$(0.25)	$(0.60)	$(0.69)	$(0.96)

Net loss per share - diluted	$(0.25)	$(0.60)	$(0.69)	$(0.96)

Note 17 - Commitments and Contingencies

Various key officials of American have entered into employment agreements with American. In March 2007, the CEO of American entered into a five-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 144,000 options (207,360 options after the effect of the 20% stock dividends issued in 2007 and 2008) per year with an exercise price of $7.00 ($4.86 after the effect of the 20% stock dividends), beginning March 15, 2007. Additionally, beginning January 2008, the CEO will receive an additional 2,000 shares of American common stock on a monthly basis for the remaining term of the agreement.  The CFO of American entered into a three-year employment agreement beginning June 1, 2008, which provides for an annual salary of $95,000 plus a bonus as determined by the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $158,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into an employment agreement that provides for an annual base salary of $150,000 each. The employment agreement for Hammonds’ president provides for an annual base salary of $90,000.

On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000, with $1,150,000 paid on July 30, 2008, and monthly payments of $25,000 beginning September 1, 2008 through August 1, 2009, totaling $300,000, or $275,000 if paid by October 21, 2008.  After minority interest, the net impact of this settlement on American's net income is $739,500.  Management believes that the settlement amount will be recoverable through insurance as described below.

Gemini Insurance Company v. Delta Seaboard Well Service, Inc., Delta had a CGL insurance policy with Gemini Insurance Company ("Gemini") for 2003, naming Delta as an insured, which policy was in effect at such time as Delta began the plugging operation referenced in the first lawsuit. Delta made a claim under the policy for a defense in the Fort Apache case; however, Gemini has filed suit against Delta seeking a declaratory judgment that it owes no defense under the policy. In connection with such declaration, Delta has filed a counterclaim seeking to have the policy declared applicable as to the claims of Fort Apache against Delta and claims for breach of contract, violations of the Texas Deceptive Trade and Practices Act, violations of the Insurance Code and bad faith on the part of Gemini in refusing coverage.  In October 2008, the court granted Gemini's motion for summary judgment and declared that the insurance policy provides no coverage for the claims made against Delta in the Fort Apache case.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman, Delta’s position is that if there is not coverage under the Gemini policy, its broker failed to obtain appropriate insurance coverage and misrepresented the coverage it did obtain through the Gemini policy.  The parties agreed to refrain from actively working on the Broker Lawsuit pending the outcome of the Fort Apache lawsuit and the Gemini lawsuit because the results of those two lawsuits could render the Broker Lawsuit unnecessary.  The court eventually formally abated the Broker Lawsuit subject to either party filing a motion to lift the abatement.  Since that time, Delta settled the Fort Apache Lawsuit and the court recently granted summary judgment in favor of Gemini in the Gemini Lawsuit.  The settlement and the judgment did not render the Broker Lawsuit unnecessary.  Thus, Delta is ready to move forward in the Broker Lawsuit and anticipates filing a motion to lift the abatement in the near future.  It is premature to analyze the potential outcome of the Broker Lawsuit because it has been largely dormant since being filed.

As part of the attorney’s work on the Broker Lawsuit, Delta filed a claim for coverage with American Specialty Lines Insurance Company (AISLIC). While AISLIC denied coverage, Delta’s attorneys believe they should prevail against the grounds AISLIC used to deny the claim but cannot fully analyze the claim because there has not been any discovery. Delta has filed a lawsuit against AISLIC and anticipates moving forward in the near future in light of the outcome of the Apache Lawsuit and the Gemini Lawsuit.

Delta Seaboard Well Service, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $561,711 has been recognized through September 30, 2008. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

In October 2008, American received a guarantee notice from William W. Botts for 288,000 shares of AMIN Stock.  American had agreed to repurchase the shares for a total exercise price of $1,200,000.  American is in the process of negotiating a settlement for cash and a note payable.  American has not recorded any liabilities in connection with this matter.

The Hammonds Companies lease office space under an operating lease which expires in October 2016. Future minimum lease payments under the operating lease are as follows:

Year December 31,	Amount
2008	$436,380
2009	436,380
2010	436,380
2011	436,380
2012	436,380
Thereafter	1,745,520
$3,927,420

Delta leases space under a commercial lease which expires in June 2010. Future minimum lease payments are as follows:

Year December 31,	Amount
2008	$27,750
2009	111,000
2010	55,500
$194,250

Note 18 - Segment Information

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

Consolidated revenues from external customers, operating income (loss), and identifiable assets were as follows:
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Hammonds Technical Services	$618,581	$1,962,312	$3,061,558	$3,938,724
Hammonds Fuel Additives	294,643	281,292	803,046	824,714
Hammonds Water Treatment	889,005	839,682	2,563,553	2,357,023
Northeastern Plastics	5,160,059	2,309,175	8,493,456	6,166,189
Delta Seaboard	6,669,974	2,883,909	13,922,772	8,629,585
Total revenue	$13,632,262	$8,276,370	$28,844,385	$21,916,235

Income (loss) from operations:
Hammonds Technical Services	$(952,046)	$8,275	$(2,198,434)	$(1,103,253)
Hammonds Fuel Additives	62,924	43,229	45,962	107,177
Hammonds Water Treatment	18,990	38,807	76,619	88,228
Northeastern Plastics	311,368	114,422	66,765	(34,908)
Delta Seaboard	1,606,713	(129,638)	2,006,489	130,827
Corporate	(681,465)	(1,101,623)	(2,005,606)	(2,439,589)
Total income (loss) from operations	366,484	(1,026,528)	(2,008,205)	(3,251,518)
Other income (expense)	(1,630,372)	(320,499)	(2,894,210)	168,376
Net loss before income tax	$(1,263,888)	$(1,347,027)	$(4,902,415)	$(3,083,142)
			September 30, 2008	December 31, 2007
Identifiable assets:
Hammonds Technical Services			$8,839,442	$8,925,595
Hammonds Fuel Additives			2,076,974	2,025,761
Hammonds Water Treatment			1,029,121	772,179
Northeastern Plastics			9,415,683	6,592,980
Delta Seaboard			9,853,837	5,974,714
Corporate			13,793,963	20,295,325
Total identifiable assets			$45,009,020	$44,586,554

Note 19 - Subsequent Events

On October 7, 2008, a subsidiary of American completed the purchase of 100% of the assets of Shumate Machine Works Corporation, a subsidiary of Shumate Industries, Inc. The purchase price was approximately $6.4 million in cash, which was financed in large part through long-term debt provided by Stillwater National Bank and Trust. The assets are now owned by a wholly-owned AMIN subsidiary, Shumate Energy Technologies, Inc.

In October 2008, American received a guarantee notice from William W. Botts for 288,000 shares of AMIN Stock.  American had agreed to repurchase the shares for a total exercise price of $1,200,000.  American is in the process of negotiating a settlement for cash and a note payable.

In October 2008, American reduced its holdings in trading securities by $1,977,486.  The impact of these transactions on net income is a loss of $11,018.

On October 3, 2008, American's wholly-owned subsidiary, Nestle Products Corporation (NPC), entered into an agreement with Las Vegas Premium Gold Products, Inc. (LVPG), whereby the parties have agreed to rescind the October 2007 stock purchase agreement.  LVPG returned 60,000 shares of AMIN common stock and NPC returned 470,237 shares of LVPG common stock.  In October, the Investment in Las Vegas Premium Gold Products of $250,000 will be reversed and AMIN's 60,000 shares will be recorded as treasury stock.

In October and November 2008, American issued 53,295 shares of common stock for services representing $90,299 of cost to American.
On November 7, 2008, American set new record and issue dates of December 31, 2008 and February 25, 2009, respectively, for the special dividend of Hammonds’ common stock to American shareholders.  Additionally, American increased the special dividend from one to two shares of Hammonds’ common stock for each share of American common stock.  The difference between the current market value and the book value of the additional dividend shares will result in a gain on disposition of approximately $1.9 million in addition to the $2.9 million gain recognized during the three months ended June 30, 2008. American owns approximately 24 million shares, or 48%, of Hammonds’ issued and outstanding common stock.  After the distribution of the special dividend of approximately 17.4 million shares, American’s ownership will be approximately 13% of the issued and outstanding common stock of Hammonds.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and nine months ended September 30, 2008 and 2007.

Net revenues. For the three months ended September 30, 2008, revenues were $13,632,262, compared to $8,276,370 for the three months ended September 30, 2007, representing an increase of $5,355,892, or 65%. For the nine month period ended September 30, 2008, revenues were $28,844,385, compared to $21,916,235 for the same period in 2007, representing an increase of $6,928,150, or 32%.

Delta reported revenues of $6,669,974 for the three months ended September 30, 2008, compared to 2,883,909 for the same period in 2007, representing an increase of $3,786,065, or 131%. The increase in revenues at Delta is due to an increase in pipe sales of $3,426,428 to the oil field service industry, for which Delta experienced 39% margins for the quarter, and an increase in rig service revenues of $359,637.  Delta’s revenues for the nine months ended September 30, 2008 were $13,922,772, compared to $8,629,585 for the nine months ended September 30, 2007, representing an increase of $5,293,187, or 61%.  The increase in revenues at Delta is primarily due to an increase in pipe sales of $5,286,177.  Pipe sales revenues have increased due to increased drilling activity creating a greater demand for pipe.  Delta expects similar results for the fourth quarter and has already exceeded its 2007 annual revenues of $11.5 million by $2.4 million, or 21%.

Revenues at NPI during the three months ended September 30, 2008 were $5,160,059, compared to $2,309,175 for the three months ended September 30, 2007, representing an increase of $2,850,884, or 123%.  Revenues at NPI during the nine months ended September 30, 2008 were $8,493,456, compared to $6,166,189, respectively, for the same period in 2007, representing an increase of $2,327,267, or 38%.  The increase in revenues is primarily due to a large seasonal direct import shipment, which previously shipped in the 4th quarter of 2007, and the addition of new sales from a large national retail chain. Sales under the MOTOR TREND® and Good Choice® programs have remained steady during the nine months ended September 30, 2008.  NPI's business is seasonal and historically, most of NPI’s revenues have been generated in the third and fourth quarters.  NPI is targeting one or two additional large accounts and adding more mid-size accounts.  NPI's projected backlog of orders at September 30, 2008 is $1.3 million, compared to a backlog of orders of $5.4 million at September 30, 2007.

Hammonds’ generated revenues for the three months ended September 30, 2008 of $1,802,229, compared to $3,083,286 for the three months ended September 30, 2007, representing a decrease of $1,281,057, or 42%. Revenues for the nine months ended September 30, 2008 were $6,428,157, compared to $7,120,461 for the same period in 2007, representing a decrease of $692,304, or 10%.  Hammonds Water Treatment revenues increased by $206,530, or 9%, and Hammonds Technical Services revenues decreased by $877,166, or 22%.  The decrease was due to delays in certain materials required for specific job completion and the influence of an overall worldwide economic slowdown.  Extensive roof damage caused by Hurricane Ike destroyed the entire office and sales showroom complex.   Relocation of all personnel within the complex into temporary facilities has impacted both production and marketing efforts.  While all computers and the accounting network were saved, virtually all furniture and fixtures within the affected area were destroyed.  The Company is pursuing claims under its insurance policies for lost income and additional expenses. No estimate of potential recovery can be made at this time since the costs and losses are continuing.  Hammonds projected backlog of orders at September 30, 2008 is $3.2 million, compared to a backlog of orders of $4.8 million at September 30, 2007.  The backlog is principally comprised of orders for injectors and skids.  Subject to releases by customers, the entire projected backlog at September 30, 2008 is expected to be delivered over the next twelve months.  Some shipments originally scheduled for September were shifted to October as a result of delays in components.  Shipping delays caused by the storm damage result in shifting some sales from the third quarter to the fourth quarter, while some sales have been lost due to our limited showroom and marketing presence.

Net income / loss from operations. Our consolidated net income from operations for the three months ended September 30, 2008 was $366,484, compared to a net loss of $1,026,528 for the three months ended September 30, 2007, representing an improvement of $1,393,012, or 136%.  The improvement in the results from operations was due to the increase in revenues and a decrease in selling, general and administration costs as a percentage of revenues to 30% for the three months ended September 30, 2008, compared to 51% for 2007. Consolidated net loss from operations for the nine months ended September 30, 2008 was $2,008,205, compared to a net loss of $3,251,518 during the same period in 2007, representing an improvement of $1,243,313, or 38%.  Selling, general and administration costs as a percentage of revenues improved to 41% for the nine months ended September 30, 2008, compared to 51% for 2007.

Total other income/expenses. Other expenses were $1,630,372 for the three months ended September 30, 2008, compared to other expenses of $320,499 for the three months ended September 30, 2007. Other expenses were $2,894,210 for the nine months ended September 30, 2008, compared to other income of $168,376 for the nine months ended September 30, 2007.  Other expenses for the three and nine months ended September 30, 2008 included $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 14) and the recognition of $1,450,000 for the Delta lawsuit settlement (see notes 8 and 17).  After minority interest, the net impact of this settlement on the Company's net income is $739,500.  Net realized/unrealized losses on trading securities were $1,570,137 and $4,180,982 for the three and nine months ended September 30, 2008, respectively, compared to gains of $219,068 and $232,433 for the three and nine months ended September 30, 2007, respectively.  The net unrealized losses on trading securities of $4,160,535 for the nine months ended September 30, 2008, were due primarily to declines in the market values of our investments in OI Corporation and Rubicon Financial Incorporated of $3,757,591 (see note 2).

The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of 50%, 35% and 15% were selected for illustrative purposes because none is more likely to occur than another.

	50%	35%	15%
Marketable equity securities	$(1,307,679)	$(915,375)	$(392,304)

In October 2008, American reduced its holdings in trading securities by $1,977,486.  The impact of these transactions on net income is a loss of $11,018.

Delta recognized other income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $57,589 for the nine months ended September 30, 2008 compared to $431,595 for the nine months ended September 30, 2007.  For further disclosure regarding the TERP grant, see note 13.

Net loss. Net losses were $2,037,301 and $5,041,848, respectively, for the three and nine months ended September 30, 2008, compared to net losses of $1,363,542 and $3,343,808, respectively, for the same periods in 2007.  The downturn in the stock market over the last quarter had a significant impact on our net losses.  Our non-cash unrealized losses on trading securities for the three and nine months ended September 30, 2008 of $1,578,551 and $4,160,535, respectively, represents 77% and 83% of our total net losses, respectively.

Liquidity and Capital Resources

Total assets/working capital. Total assets at September 30, 2008 were $45,009,020, compared to $44,586,554 at December 31, 2007, representing an increase of $422,466.  At September 30, 2008, consolidated working capital was $20,074,404, compared to working capital of $27,790,372 at December 31, 2007, representing a decrease of $7,715,968.  The primary reason for the decrease in working capital was a non-cash unrealized loss on trading securities of $4,160,535, an increase in short-term notes payable and the current portion of long-term debt of $1,697,045 and $2,831,310, respectively, offset by deposits for pipe purchases of $1,748,601.  Additionally, working capital was used to fund operations and for the purchase of plant and equipment.

Cash flow from operations. For the nine months ended September 30, 2008, we had negative cash flow from operations of $3,308,962, compared to negative cash flow from operations of $4,620,124 during 2007. The negative cash flow from operations was the result of our net loss of $5,041,848 for the nine months ended September 30, 2008. Our net loss for the nine months ended September 30, 2008 included non-cash income of $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 14) and non-cash expenses of $7,396,431, including unrealized losses on the sale of trading securities of $4,160,535, a $1,450,000 loss from the Delta lawsuit settlement (see notes 8 and 17), depreciation and amortization of $1,048,832, and non-cash compensation of $737,064.  Our net loss for the nine months ended September 30, 2007 included non-cash income of $431,595 for the recognition of TERP grant income (see note 13), and non-cash expenses of $2,421,206, including depreciation and amortization of $884,607, finance expense for the issuance of preferred stock of our Hammonds subsidiary of $386,334, non-cash compensation of $925,265, and the release of a receivable obligation in a lawsuit settlement of $225,000.  Our inventories decreased by $33,812 for the nine months ended September 30, 2008, compared to an increase of $3,186,855 during the nine months ended September 30, 2007.  We decreased our investments in trading securities by $14,042 during the nine months ended September 30, 2008, compared to an increase of $1,077,298 during the same period in 2007.  Accounts receivable increased by $4,630,599 during the nine months ended September 30, 2008, compared to a decrease of $556,346 during the same period in 2007.  Prepaid expenses increased by $155,356, deposits for pipe purchases increased by $1,748,601, other assets increased by $45,310, and accounts payable increased by $3,660,833 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, prepaid expenses increased by $375,811, other assets increased by $44,605, and accounts payable increased by $2,038,657.

Cash flow from investing activities. Our investing activities provided cash of $880,441 during the nine month period ended September 30, 2008, as a result of a net decrease in investments in certificates of deposit of $1,220,000 and proceeds from the sale of drilling rig equipment of $200,000, offset by purchases of property, equipment, and expenditures related to securing additional patents of $443,767 and the issuance of a note receivable of $225,000.  This is compared to cash provided by investing activities during the same period in the prior year in the amount of $606,806 during the nine month period ended September 30, 2007, as a result of a net decrease in investments in certificates of deposit of $1,314,000 and receipts of principal payments on notes receivable of $422,885, offset by purchases of property, equipment, and expenditures related to securing additional patents of $1,117,079.

Cash flow from financing activities. During the nine months ended September 30, 2008, our financing activities provided $2,168,126 compared to $4,730,876 during the same period in 2007. During the 2008 period, we received proceeds from line-of-credit agreements of $1,045,000 and from borrowings of $3,817,663.  We made payments of $2,718,635 on debt during the nine month period ended September 30, 2008.  During the 2007 period, we received net proceeds from the issuance of preferred and common stock of our subsidiary in the amount of $2,675,834, from borrowings in the amount of $1,319,604, and from line-of-credit agreements of $1,570,218. We made payments of $825,764 on debt during the nine month period ended September 30, 2007.

Real estate. During the second quarter of 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  This property is not going to be developed by nor is it being held as inventory by American.  American continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  In November 2005, American signed a contract for sale of the property for $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield is a recognized developer of waterfront properties in the Houston, Texas area. Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  In July 2008, the contract was amended to extend the feasibility period to October 31, 2008.  American advised Westfield that it would not extend the contract any further.  In October, American was advised by Westfield that due to unforeseen serious health reasons of its main principal, Westfield could not finalize all of the permits and financing for the development of the 287 acres, timely.  Westfield delivered to American all of their studies and project development documents.  American believes that this property and its development plans will sell for substantially more than the price for which the property was being sold to Westfield, due to the fact that the property is in a rapidly growing Galveston / Houston, Texas metropolitan area and real estate in the surrounding areas have increased substantially in value in the past 24 months.  American has engaged CBRE on an exclusive basis to sell the property for an increased listing price of $25,000,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2008, due to the generally short maturities of these items. At September 30, 2008, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

The Company’s outstanding long-term debt as of September 30, 2008, is at fixed interest rates, prime plus 1%, or prime floating rate. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

Equity Investments. We are exposed to equity price risk on our portfolio of trading securities. As of September 30, 2008, our total equity holdings in publicly traded companies were valued at $2,615,358, compared to $6,810,382 as of December 31, 2007.  On September 12, 2007, the Company acquired 170,345 shares, or approximately 7%, of OI Corporation's common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of the Company’s common stock for a total purchase price of $2,212,000. The closing market price on the date of this transaction for OICO was $13.23 per common share.  During the nine months ended September 30, 2008, American purchased an additional 4,700 shares at an average purchase price of $12.14 per share.  On November 27, 2007, the Company acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of the Company’s common stock for a total purchase price of $1,980,000.  The closing market price on the date of this transaction for RBCF was $2.87 per common share.  During the nine months ended September 30, 2008, American purchased an additional 1,400 shares at an average purchase price of $1.30 per share.  The market value of the trading securities for these two companies was $2,202,466 at September 30, 2008, or 84% of our portfolio of trading securities.  The market value of the trading securities for these two companies was $5,901,198 at December 31, 2007, or 87% of our portfolio of trading securities.

In October 2008, American reduced its holdings in trading securities by $1,977,486.  The impact of these transactions on net income was a loss of $11,018.

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

	50%	35%	15%
Marketable equity securities	$(1,307,679)	$(915,375)	$(392,304)

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gemini Insurance Company v. Delta Seaboard Well Service, Inc.
In October 2008, the court granted Gemini's motion for summary judgment and declared that the insurance policy provides no coverage for the claims made against Delta in the Fort Apache case.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman
Since the court granted Gemini's motion for summary judgment in the case above, Delta is ready to move forward in the Broker Lawsuit and anticipates filing a motion to lift the abatement in the near future.  It is premature to analyze the potential outcome of the Broker Lawsuit because it has been largely dormant since being filed.  As part of the attorney’s work on the Broker Lawsuit, Delta filed a claim for coverage with American Specialty Lines Insurance Company (AISLIC).  Delta has filed a lawsuit against AISLIC and anticipates moving forward in the near future in light of the outcome of the Fort Apache Lawsuit and the Gemini Lawsuit.

b
ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2008, the Company's annual meeting of shareholders was held. At the meeting the shareholders voted for the election of Daniel Dror, Charles R. Zeller, Robert W. Derrick, Jr., and Thomas J. Craft, Jr., and John W. Stump III to serve on our board until the next annual meeting of shareholders or until their successors are elected and qualified, voted to ratify our selection of GBH CPAs, PC as independent auditors for 2008, and voted to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000 shares. At the date of the annual meeting, the Company had a total of 8,586,486 shares of common stock outstanding and a total of 7,314,276 were present and voted. The following tables set forth the vote of shareholders with respect to the two proposals:

Proposal 1. Election of Directors

Nominees	For	Withheld
Daniel Dror	7,059,965	254,311
Charles R. Zeller	7,113,313	200,963
Robert W. Derrick, Jr.	7,113,313	200,963
Thomas J. Craft, Jr.	7,113,433	200,843
John W. Stump III	7,109,339	204,937

Proposal 2. Ratification of GBH CPAs, PC as Independent Auditors for 2008

For	Against	Abstain	BNV
7,185,046	69,632	59,598	-

Proposal 3. Increase authorized shares of common stock from 10,000,000 shares to 50,000,000 shares

For	Against	Abstain	BNV
6,781,864	521,782	10,629	-

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on September 5, 2008 with disclosure under Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated:  November 14, 2008

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  November 14, 2008