Form 10-K
period 2008-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2009-03-31
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,956,560 based on the closing sale price of $3.89 on such date as reported on the NasdaqCM.

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2009 is 8,672,329.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. (hereinafter the "Company" or the "Registrant") for its year ended December 31, 2008 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

• Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
• Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
• Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's balance sheet at $0.  The Company received income from the royalty interest of $4,396 in 2008, $4,859 in 2007, $5,147 in 2006 .  Through Brenham Oil & Gas, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by the Company, to assist them with the resources required to develop their reserves.

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

On December 31, 2008, the board of directors of the Company approved the deconsolidation of Hammonds Industries, Inc. (“Hammonds”) from the Company. To effect the deconsolidation of Hammonds, the Company was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 17.4 million shares of Hammonds’ common stock to the Company’s shareholders of record on December 31, 2008, the Company’s ownership is proximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. Couturier, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to the Company. As a result, the majority of Hammonds’ board of directors is no longer controlled by the Company. Additionally, a reduction of the Company’s guarantee of Hammonds’ debt was obtained from Texas Community Bank.  As a result of the deconsolidation, the 2007 financial statements have been revised to present the previously consolidated operations as discontinued operations.

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

Delta is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta's executive officers and owners of the 49% minority interest of Delta. Mr. Derrick was elected as a director of the Company in February 2004. Delta was founded in 1958 in Houston, Texas.

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

During 2008, Delta had the opportunity to purchase and import new Chinese Seamless Pipe (OCTG) and make it available to our customers who were drilling and completing new wells in the United States.  These pipe sales generated considerable revenues and profit for Delta for the year ended December 31, 2008, and management expects this part of Delta’s business to continue during 2009.

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

Employees

As of December 31 2008, Delta had 40 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

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

Shumate Energy Technologies, Inc.

Effective October 8, 2008, Shumate Energy Technologies, Inc. (SET), our wholly-owned subsidiary, purchased the assets of Shumate Machine Works Corporations from Shumate Industries, Inc. for a purchase price of $5,000,000 (see note 3).  SET is managed by Larry C. Shumate, President, and is located at 12060 FM 3083, Conroe, Texas 77301.

SET’s Business

SET, our contract machining and manufacturing subsidiary, focuses in the energy field services market. SET manufactures products, parts, components, and assemblies for its customers designed to their specifications. SET provides state of the art 3-D modeling software, computer numeric-controlled, or CNC, machinery and manufacturing expertise to our customers’ research and development, engineering, and manufacturing departments for desired results with their products.  SET’s customers include, without limitation, Baker Hughes, Canrig Drilling Technology, a Nabors Industries company, Enventure Global Technologies, FMC Technologies, Halliburton Energy Services, National Oil Well Varco, Oceaneering Intervention Engineering, Shell Development, Smith International, and Weatherford International.

Energy Field Services Markets

The energy field services market is comprised of several market segments including oil & gas field services, pipeline and transportation, process controls, fluid management and controls, sub-sea, refining, and maintenance services for these areas.  SET currently manufactures products, spare parts, and assemblies for the oil & gas field services market segment.  Although the impact of the global recession is creating some uncertainty in these markets, the U.S. Government’s Energy Information Agency (EIA) stated in its January 13, 2009 Short Term Energy Outlook that in 2009 domestic crude oil production is projected to increase by over 300,000 bbl/d to an average of 5.25 million bbl/d, the first increase since 1991. Output is further expected to increase by another 50,000 bbl/d in 2010. The Agency also projects that in 2009 lower-48 natural gas production outside of the Gulf of Mexico region is expected to increase by 1%. Natural gas drilling activity is expected to begin recovery in 2010.

Products and Services

The diverse line of products SET manufactures includes the following:
- Expandable tubular products including liner hangers, launchers and sand screens for energy field service applications;
- Top drive assemblies, sub-assemblies and spare service parts;
- Measurement while drilling (MWD) products;
- Directional drilling products;
- Completion tools;
- Exploration products for research and development;
- Natural gas measurement equipment, including fittings and valves;
- Power frames for centrifugal pumps and mud motors; and
- Sub-sea control equipment.

SET’s investment in capital equipment and software provides capabilities to perform close tolerance, highly specialized work for oil field equipment and tools, process controls, formation evaluation tools, and exploration and production products. SET’s capabilities include producing large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using a myriad of materials of construction including high grade carbon steel, high grade stainless steel, nickel, and chrome based alloys. SET uses state of the art, large part CNC equipment in the production of these parts and has developed in-house trade secrets and processes with respect to the manufacture of certain products. SET produces complex assemblies, including expandable tubing technology products that are used in field service operations under extreme environmental conditions for oil and gas exploration.

Sales and Marketing

SET has developed and maintained long-term relationships with its customers.  Management uses a variety of methods to identify target customers, including the utilization of databases, direct mail, and participation in manufacturers’ trade shows.  The energy field service target market usually consists of larger, well capitalized companies as well as smaller firms.  These efforts supplement SET’s traditional sales and marketing efforts of customer referrals and territory canvassing.

Nearly all of SET’s sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends to SET and other competitors a list of products required, and SET submits a bid on each job.  Frequently, the ability to meet customer delivery schedules as well as plant capacities and capabilities are a significant aspect of winning any bid or purchase order.

SET has a customer base of more than 20 customers.  Two of these customers represented approximately 88% percent of its revenues for fiscal year 2008.  SET continually focuses on developing more volume from secondary and tertiary customers and with new customers to reduce customer concentration risk.  Management believes that long-term relationships with many of its customers will contribute to SET’s success.

SET’s customers include, without limitation, Baker Hughes, Canrig Drilling Technology, a Nabors Industries company, Enventure Global Technologies, FMC Technologies, Halliburton Energy Services, National Oil Well Varco, Oceaneering Intervention Engineering, Shell Development, Smith International, and Weatherford International.

SET’s Competition

The machining and manufacturing business is engaged in fragmented and highly competitive industry segments.  Management estimates that there are more than 100 machine shops in the metro-Houston area alone.  SET estimates that its share of the market, based on 2007 revenues, is less than one percent (1%).  Competition is based primarily on quality, service, price, performance timeliness and geographic proximity.  SET competes with a large number of other machining and manufacturing operators on a national, regional and local basis, most of which have greater financial resources than SET does, and several of which are public companies.  SET also competes with overseas competitors whose labor costs may be significantly lower than our costs.

SET believes that it is able to compete by defining and understanding customer needs and by using its equipment and machinery base to manufacture products with difficult specifications and tolerances.

Business Strategy

Strategies to achieve growth include the following:

Generating more revenues and increasing profit margins by expanding contract machining and manufacturing business and through investing in additional state-of-the art CNC equipment which offers the ability to make increasingly complex tools as required by customers.  As a result of higher commodity prices, activity levels and pricing for SET’s customers, SET will continue to expand its operations and invest in additional computer-numeric controlled machinery that allows it to manufacture higher precision critical components for its customers growing demand of energy equipment.

Acquiring other technology-oriented products to leverage asset base, manufacturing infrastructure, market presence and experienced personnel.  SET has extensive experience in manufacturing and machining products, and has a reputation for providing quality products and services in the energy field services market.  SET has an existing base of customers and existing distribution channels in this market.  SET intends to combine its experience, reputation, customer base, and distribution channels with its expertise and knowledge of the industry to market and distribute other technology-oriented product lines for this customer base and through these distribution channels.

Raw Materials

The principal raw materials that SET uses are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals.  The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond SET’s control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect SET’s net sales, operating margin, and profitability.  On average, pricing for raw materials has fluctuated about thirty percent annually on a historical basis. During periods of rising raw materials pricing, SET has been able to pass through the increase in cost to its customers approximately ninety percent of the time.  The remaining ten percent reflects down-time between reviewing costs on standardized repetitive work that is not quoted on a monthly basis.  Accordingly, the increase in the cost of raw materials has had an immaterial effect on SET’s operations; however, it is possible that SET may not be able to pass any portion of such increases on to its customers in the future.

Intellectual Property

SET relies on trade secret protection for our confidential and proprietary information.  SET seeks to enter into confidentiality agreements with its employees, partners, and suppliers.  It is possible, however, that others will independently obtain similar information or otherwise gain access to SET’s trade secrets.

Government Regulation and Environmental Matters

SET’s operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety.  In particular, its operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, painting product on premises, environmental protection, remediation and workplace exposure.  Hazardous materials used in SET’s operations include lubricants and cleaning solvents.  SET believes that it is in substantial compliance with all such laws and does not currently anticipate that it will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements.

Although no environmental claims have been made against SET and SET has not been named as a potentially responsible party by the Environmental Protection Agency or any other entity, it is possible that SET could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, SET could incur substantial litigation costs to prove that SET was not responsible for the environmental damage.

Safety

SET is committed to emphasizing and focusing on safety in the workplace.  SET has a variety of safety programs in place, which include periodic safety meetings and training sessions to teach proper safety work procedures.  SET has established “best practices” processes throughout most of its operations to ensure that employees comply with safety standards that SET establishes and to ensure full compliance with federal, state and local laws and regulations.  In addition, SET intends to continue to emphasize the need for an accident-free workplace.

Employees

SET employs 47 people in Conroe, Texas.  No employees are represented by a labor union, and SET has not entered into a collective bargaining agreement with any union.  SET has not experienced any work stoppages and considers the relations with its employees to be good.

Facilities

SET leases 30,000 square feet of manufacturing and office space located in Conroe, TX.

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

The NPI MOTOR TREND® branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND® program is supported through a national advertising campaign in MOTOR TREND® magazine.

The NPI Good Choice® branded product assortment not only matches in depth but exceeds the NPI MOTOR TREND® branded product assortment. In addition, the vast majority of the Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on many of its products. The NPI Good Choice® product assortment includes a variety of booster cables, portable hand lamps, lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products.

The NPI Good Choice® program is supported through a national advertising campaign in the subscription and newsstand issues of Good Housekeeping magazine and plans are being negotiated for additional brand advertising. The 2008 expected pass through readership rate for the upcoming Good Choice® 2008 ads are expected to exceed 21,000,000 potential viewings.

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

NPI also sells a substantial percentage of its products under a direct import program that offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders and, for additional cost, on-site factory product inspections prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI can also arrange for the complete turn-key deliveries of its products to its customer’s place of business. Currently, NPI estimates approximately slightly more than 30% of its sales are made through the use of its direct import program and the remainder from warehouse sales.

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others. During our fiscal year ended December 31, 2008, NPI's large accounts accounted for 76% of NPI's revenues. One of these customers accounted for 53% of NPI's revenues and 17% of the Company's revenues.  The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2009 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

Intellectual Property

NPI has been issued the following trademarks:  Jumpower™, expiring February 2009, and The Bitty Booster Cable™, which was renewed in August 2008.

Employees

As of December 31, 2008, NPI employed 11 persons, including its executive officer, as well as customer service and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX.

Corporate Transactions

In June 2002, the Company's real estate subsidiary, T.R.E. Enterprises, Inc., sold approximately 63% of its real estate portfolio to Orion HealthCorp., Inc. (AMEX:  ONH), f/k/a SurgiCare, Inc. for $6,000,000, evidenced by 1,200,000 shares of Series AA Convertible Preferred Stock, redeemable by ONH at face value of $5.00 per share, which valuation was based on independent appraisals. In December 2002, the Company agreed to convert 300,000 Series AA Convertible Preferred Shares into 3,658,537 shares of ONH common stock, which were subsequently sold in open market transactions during 2003.  During the third quarter of 2004, the Company converted the remaining 900,000 shares of Series AA Convertible Preferred Stock into 875,000 shares of ONH's common stock which shares had a market value of $3,150,000 at the date of conversion. The Company sold 180,500 ONH shares for proceeds of $103,954 in February 2007. Through December 31, 2006, the Company had an unrealized loss on these shares of $633,227. The realized loss from the sale of the shares in 2007 was $585,228. The net income effect of the sale of these shares is $47,999 in 2007.  The Company owns 644,500 shares of ONH's common stock at December 31, 2008 (see note 2).

On September 12, 2007, American acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of American's common stock, valued at $5.05 per common share based upon the closing market price on that date, for a total purchase price of $2,212,000. The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts. The closing market price on the date of this transaction for OICO was $13.23 per common share. At December 31, 2007, our investment in the 170,345 shares of OICO common stock is classified as trading securities on the balance sheet and was valued at $2,201,198, or $12.92 per share, using the closing market price on that date.  During 2008, American purchased an additional 7,000 shares at an average purchase price of $11.67 per share.  In October 2008, OICO purchased 176,945 shares of  American's OICO holdings for $1,882,923, or $10.64 per share.  The realized loss from the sale of the shares in 2008 was $406,456 (see note 2).

On November 27, 2007, American acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB: RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000. The closing market price on the date of this transaction for RBCF was $2.87 per common share. During 2008, American purchased an additional 38,900 shares at an average purchase price of $0.17 per share. At December 31, 2008, our investment in the 1,038,900 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $311,670, or $0.30 per share, based upon the closing market price on that date. At December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $3,700,000, or $3.70 per share, based upon the closing market price on that date. Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California (see note 2).

At December 31, 2008 and 2007, the Company has unrealized trading losses of $4,054,334 and gains of $2,401,333, respectively, related to securities held on those dates. These unrealized gains / losses are included in the consolidated statements of operations for the respective years. The Company recorded realized losses of $539,958 for the year ended December 31, 2008 and realized losses of $519,809 on the sales of trading securities and for the year ended December 31, 2007.  For the year ended December 31, 2006, the Company had unrealized trading losses of $49,578 and recorded realized gains on the sales of trading securities of $4,911 (see note 2).

On October 19, 2007, Nestle Products Corporation (incorporated on October 18, 2007 in the State of Nevada), a wholly-owned subsidiary of the Company, acquired 9.9% of Las Vegas Premium Gold Products, Inc., a private Nevada corporation, in exchange for 50,000 restricted shares of the Company's common stock valued at $250,000, or $5.00 per common share based upon the closing market price on that date.  On October 3, 2008, NPC entered into an agreement with LVPG, whereby the parties have agreed to rescind the October 2007 stock purchase agreement. LVPG returned 60,000 shares (50,000 original shares plus 10,000 stock dividend shares) of AMIN common stock and NPC returned 470,237 shares of LVPG common stock. In October, the Investment in Las Vegas Premium Gold Products of $250,000 was reversed and the return of AMIN's 60,000 shares were recorded as treasury stock.

On October 25, 2005, the Company and Yuma Production Company (Yuma) entered into a partnership agreement to purchase a refinery in Nixon, Texas owned by Notre Dame Investors, Inc. (Notre Dame).  Notre Dame refused to honor the contract to sell the refinery and filed Chapter 11 Bankruptcy in Federal Court in San Antonio, Texas.   Yuma filed a claim against Notre Dame in the bankruptcy case and the judge ordered Notre Dame to auction off the refinery to settle the claim.  Lazarus Energy LLC was the successful bidder in the auction for the refinery.  A settlement agreement between Yuma and Notre Dame was approved by the bankruptcy judge, whereby Yuma was awarded a $4,000,000 claim against the payments on the promissory note used to purchase the refinery.  Based on the October 25, 2005 partnership agreement with Yuma, the Company's 50% share of the award is $2,000,000, consisting of cash of $1,000,000 and a note receivable of $1,000,000. The cash was received in August 2006 and the balance of the note receivable was paid in full during 2008.  This settlement is included in other income for 2006.

During the fourth quarter of 2008, American received a 1.705 acre tract of land in Galveston County appraised at $540,000 as a guarantor's fee.  In connection with this fee, American has pledged $1,750,000 in certificates of deposit for a $4,000,000 loan to Dawn Condominiums L.P. at Texas Community Bank.  As the principal of the loan is reduced, the bank will release portions of the pledged certificates of deposit until the loan is paid in full.  During 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  American continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  In November 2005, American signed a contract for sale of the property for $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P.  Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  In July 2008, the contract was amended to extend the feasibility period to October 31, 2008.  American advised Westfield that it would not extend the contract any further.  In October 2008, American was advised by Westfield that due to unforeseen serious health reasons of its main principal, Westfield could not finalize all of the permits and financing for the development of the 287 acres, timely.  Westfield delivered to American all of their studies and project development documents.  American believes that this property and its development plans will sell for substantially more than the price for which the property was being sold to Westfield, due to the fact that the property is in a rapidly growing Galveston / Houston, Texas metropolitan area and real estate in the surrounding areas have increased substantially in value in the past 24 months.  American has engaged CBRE on an exclusive basis to sell the property for an increased listing price of $25,000,000.  These properties are not going to be developed by nor are they being held as inventory by American.

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

Risks related to our Delta subsidiary

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

Risks related to our SET subsidiary

The majority of our revenues are generated from a small number of customers, and our results of operations and cash flows will be adversely affected if any of our major customers either fail to pay on a timely basis or cease to purchase our products.

Two of our customers accounted for approximately 88% of our sales.  At December 31, 2008, two customers accounted for approximately 73% of our trade accounts receivable balance.  These customers do not have any ongoing commitment to purchase our products and services.  We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses which, when realized, have been within the range of our expectations.  If one or more of our major customers stops purchasing our products or defaults in its obligation to pay us, our results of operations as well as our cash flows will be adversely affected.

We face significant competition in our markets.  Our inability to compete successfully could have a material adverse effect on our business and results of operations.

The energy field services industry is highly competitive.  Competition in the sale of our products is primarily based on process capability, quality, cost, delivery and responsiveness.  Many of our competitors are entities that are larger and have greater financial and personnel resources than we do.  We may not be able to compete successfully.  If we do not compete successfully, our business and results of operations will be materially adversely affected.

We purchase metals in the open market, and our profitability may vary if prices of metals fluctuate.

The principal raw materials that we use are carbon steel, aluminum, stainless steel, nickel, brass, titanium and various special alloys and other metals.  The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, operating margin and net income.  During periods of rising raw materials pricing, there can be no assurance that we will be able to pass any portion of such increases on to our customers.  When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, result in lower margins.  Changing metal prices could adversely affect our ability to attain profitably.

The oil & gas industry is subject to fluctuations in demand, which results in fluctuations in our results of operations.

Most of our products are sold to oil and gas field services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand, and other factors beyond our control.  In 2008 and 2007, we experienced increased activity levels driven by increases in energy commodity prices and increased demand for oil field drilling products.  However, the increase in demand could be temporary as commodity prices fluctuate daily.  Reduced demand for oil field drilling products would result in lower activity levels for our company.  These changes can happen very quickly and without forecast or notice, and may have a material adverse effect on our results of operations.

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety.  If we were found to be responsible for significant damages related to such regulation, it could have a material adverse effect on our business and results of operation.

Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure, and other matters.  Hazardous materials that we use in our operations primarily include lubricants and cleaning solvents.  Our leased facility is located in an industrial area close to properties with histories of heavy industrial use.  Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the EPA or any other party, it is possible that we could be identified by the EPA, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.  If so, we could incur substantial litigation costs to prove we are not responsible for the environmental damage, or, if we were found to be a responsible party, we could be liable for significant damages.  This could have a material adverse effect on our business and results of operations.

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

Dependence upon third-party licenses

NPI markets its diversified product assortment under the Good Choice® and MOTOR TREND® brand names. Nearly all of the NPI Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on the vast majority of its products. The NPI Good Choice® product assortment includes a variety of booster cables, portable hand lamps, lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products. The Good Choice® program is dependent upon a national advertising campaign in the subscription and newsstand issues of Good Housekeeping magazine, pursuant to an agreement with Good Housekeeping.

The NPI MOTOR TREND® branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, emergency road side kits and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND® program is a standard licensing program with Source Inter Link and MOTOR TREND® magazine. NPI’s business would be materially adversely affected if either the Good Housekeeping or MOTOR TREND® relationship was terminated.

Dependence upon major customers

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others. During our fiscal year ended December 31, 2008, NPI's large accounts accounted for 76% of NPI's revenues. One of these customers accounted for 53% of NPI's revenues and 17% of the Company's revenues.  The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2009 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

Dependence upon independent sales agents and internal personnel for sales and marketing

NPI has working vendor agreements with its major customers.  NPI sells its products through the use of its in-house personnel and independent sales agents covered under sales and marketing agreements.  NPI contracts with agents, who are responsible for contacting potential customers in a pre-determined sales area. NPI provides these agents with manuals, brochures, and other promotional materials, which are used in the selling process. After sales are completed through the use of an agent, NPI directly bills the customer, and all payments are made directly to NPI. Agents are compensated on a commission basis only, calculated on the net sales price of products invoiced to customers. No commissions are paid until NPI receives payment from customers. NPI is not dependent upon its sales agents and would not be adversely affected if one or more sales agents having established relationships with NPI’s major customers terminated the relationship with NPI.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2008, we had 8,676,461 shares of common stock issued and 0 preferred shares issued. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Shares eligible for future sale

As of December 31, 2008, the Registrant had 8,676,461 shares of common stock issued, 4,674,306 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

During 2004, the Company's majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities into a combined 12,500 square foot leased executive office, sales and warehouse facility in Houston, TX, which facility was acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired at the same amount from Delta by American International Industries, Inc., which has a 51% interest, and by Delta's executive officers who acquired the remaining 49% interest.  Delta continues to maintain a 5,000 square foot office and warehouse facility in Louisiana which is leased from an unaffiliated third party at an annual rental of $18,000.  The Company leases a 30,000 square foot manufacturing and office facility utilized by SET for $22,100 per month. The Company owns the 38,500 square foot warehouse and office facility utilized by NPI. The Company's executive offices which consist of 1,892 square feet are leased from an unaffiliated third party for $3,476 per month.  The Company believes its various facilities are adequate to meet current business needs, and that its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

In 2007, our Delta subsidiary received $100,000 to settle a claim against Gemini Insurance Company, Houstoun, Woodard, Easton, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman, specifically for a rig damaged in Hurricane Katrina.

On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After minority interest, the net impact of this settlement on American's net income is $739,500. Management believes that the settlement amount will be recoverable through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). Delta is in negotiations to settle its claims in the Broker Lawsuit for approximately $2,400,000, including $1,600,000 of actual damages plus interest, attorney’s fees, and statutory damages. Delta had a CGL insurance policy with Gemini Insurance Company ("Gemini") for 2003, naming Delta as an insured, which policy was in effect at such time as Delta began the plugging operation referenced in the Fort Apache Lawsuit. Delta made a claim under the policy for a defense in the Fort Apache case.  In October 2008, in the Gemini Insurance Company v. Delta Seaboard Well Service, Inc. case, the court granted Gemini's motion for summary judgment and declared that the insurance policy provides no coverage for the claims made against Delta in the Fort Apache case.  Delta’s position is that its broker failed to obtain appropriate insurance coverage and misrepresented the coverage it did obtain.  Delta is aggressively pursuing its claims in the Broker Lawsuit.

As part of the attorney’s work on the Broker Lawsuit, Delta filed a claim for coverage with American Specialty Lines Insurance Company (AISLIC). Delta is suing AISLIC for denying coverage for the Fort Apache Lawsuit, seeking $445,000 plus interest and attorney’s fees.  Delta is vigorously pursuing the AISLIC Lawsuit.

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb.  This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006.  The plaintiffs claim to have incurred $54,533 in medical expenses to date and Ms. Duke claims lost wages of approximately $6,820.  The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.”  The company has liability insurance policy with applicable policy limits of $1,000,000.00.  This case has not yet been scheduled for trial and discovery remains pending. Delta’s attorneys anticipate that the matter will be referred to an agreed mediation during the summer of 2009. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any settlement that might be reached in this case, or to respond to any judgment that might be entered after a jury trial. Delta intends to vigorously defend this case though trial, unless some reasonable settlement can be reached before then.  An evaluation of the outcome of this case cannot be made at this time.  Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

American International Industries, Inc. v. William W. Botts.  American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007.  Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation.  As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share.  Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services.  On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In this suit, American has sued Botts for $2,500,000 in damages, alleging fraud-misrepresentation, fraud-failure to disclose material information, violation of Section 27.01 of the Texas Business and Commerce Code – fraud in a stock transaction, and breach of fiduciary duty.  Botts has filed a breach of contract counter-claim against American, alleging damages of $78,000 for consulting fee payments and expenses, $1,200,000 for stock purchase guarantee option payments, and an unspecified amount of attorneys fees.  The parties attempted to settle this matter during December 2008, but were unable to do so.  If the outcome of this case is unfavorable, then the value of the 288,000 shares of AMIN stock and of the 576,000 shares of Hammonds Industries, Inc. stock that Botts is entitled to receive as a stock dividend will be credited against any loss incurred by American, and American's common shares outstanding will be reduced by 288,000 shares, or approximately 3%.  Because the case is very new, an evaluation of the outcome of this case cannot be made at this time.  American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted under the symbol AMIN on the NasdaqCM. For the periods indicated, the following table sets forth the high and low trade prices per share of common stock, adjusted for the 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008.  The below prices represent inter-dealer trades without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2009				Fiscal 2008		Fiscal 2007
	High		Low		High	Low	High	Low
First Quarter ended March 31,	$		$		$4.08	$2.44	$3.82	$2.43
Second Quarter ended June 30,	$	---	$	---	$4.48	$3.36	$3.56	$2.78
Third Quarter ended September 30,	$	---	$	---	$3.75	$2.43	$5.00	$3.05
Fourth Quarter ended December 31,	$	---	$	---	$2.88	$1.20	$5.00	$3.00

The Company believes that as of December 31, 2008, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On January 17, 2007, the Company announced that its Board of Directors approved a stock repurchase program, effective January 12, 2007. Under the program, the Company is authorized to repurchase up to $3,000,000 of its outstanding shares of common stock from time to time over the next three years, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.  During 2007, the Company purchased 23,162 shares under this plan at an average price paid per share of $4.65.  During 2008, the Company purchased 24,948 shares under this plan at an average price paid per share of $2.35.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2008.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2008 to October 31, 2008	5,005	$2.04	4,665	-
November 1, 2008 to November 30, 2008	5,600	2.06	5,600	-
December 1, 2008 to December 31, 2008	10,100	1.76	10,100	-
	20,705	$1.91	20,365	-

Dividend Policy

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. There are no restrictions in our articles of incorporation or by-laws that restrict us from declaring dividends. During prior years it has been the policy of the Company not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. During fiscal year 2008, the Company paid to shareholders on July 16, 2008, a stock dividend of 20%. The Board of Directors will continue to evaluate the Company's earnings, financial condition, capital requirements and other factors in any future determination to declare and pay cash and/or stock dividends.

Recent Sales of Unregistered Securities

During 2008, the Company issued restricted securities as follows:

(i)	in August 2008, the Company issued 112,500 restricted shares as bonuses to its employees valued at $326,250, based upon the closing market price on such date;
(ii)
in August 2008, the Company issued 4,000 shares of restricted stock to the Company’s directors for serving on our Board of Directors valued at $11,600, based upon the closing market price on such date;

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2008.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price	available for future issuance
	exercise of outstanding	of outstanding	under equity compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	414,720	$4.86	622,080
Equity compensation plans
not approved by security holders	0	0	0
Total	414,720	$4.86	622,080

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

General

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

• Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
• Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
• Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's balance sheet at $0.  The Company received income from the royalty interest of $4,396 in 2008 and $4,859 in 2007.  Through Brenham Oil & Gas, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by the Company, to assist them with the resources required to develop their reserves.

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

On December 31, 2008, the board of directors of the Company approved the deconsolidation of Hammonds Industries, Inc. (“Hammonds”) from the Company. To effect the deconsolidation of Hammonds, the Company was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 17.4 million shares of Hammonds’ common stock to the Company’s shareholders of record on December 31, 2008, the Company’s ownership is proximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. Couturier, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to the Company. As a result, the majority of Hammonds’ board of directors is no longer controlled by the Company. Additionally, a reduction of the Company’s guarantee of Hammonds’ debt was obtained from Texas Community Bank.

Related Party Transactions

During the year ended December 31, 2008, American issued 138,550 shares of common stock to the CEO for services representing $401,166 of cost to American.

Critical Accounting Policies

Our significant accounting policies are described in the note 1 to our consolidated financial statements for the years ended December 31, 2008 and December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Management has reviewed this new standard and believes that it has no impact on the financial statements of the Company at this time; however, it may apply in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 VERSUS YEAR ENDED DECEMBER 31, 2007

We have three reporting segments and corporate overhead:  Northeastern Plastics ("NPI"), Shumate Energy Technologies ("SET"), Delta Seaboard Well Service ("Delta"), and corporate overhead.

Our consolidated net revenues for the year ended December 31, 2008 were $32,108,660, compared to $24,841,988 for the prior year, an increase of $7,266,672, or 29%. The increase in revenues was due to higher demand for pipe and rig services, resulting in an increase in Delta's revenues of $7,656,644, or 66.7%, compared to the prior year.  Additionally, our new wholly-owned subsidiary, SET, contributed revenues of $2,584,464 for the three months ended December 31, 2008.  Revenues for NPI decreased by $2,974,436 for the year ended December 31, 2008 compared to the prior year.

Cost of sales for the year ended December 31, 2008 was $20,726,120, compared to $15,939,002 for the year ended December 31, 2007. Our gross margins in 2008 were 35.5%, compared to gross margins of 35.8% in 2007.

Consolidated selling, general and administrative expenses for the year ended December 31, 2008 were $11,951,117, compared to $10,882,620 in the prior year, representing an increase of $1,068,497, or 10%. The primary reasons for the higher expenses are the inclusion of SET's costs for the three months ended December 31, 2008 and increased costs at Delta associated with its increase in revenues.

We had an operating loss of $568,577 for the year ended December 31, 2008, compared to an operating loss of $1,979,634 for the year ended December 31, 2007.

We had other expense of $318,844 in 2008, compared to other income of $2,935,503 in 2007. The primary reason for the other expense in 2008 was due to net realized/unrealized losses on trading securities of $4,594,292 and the recognition of $1,450,000 for the Delta lawsuit settlement (see notes 9 and 17), offset by $4,922,591 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 14).  The unrealized losses on trading securities of $4,054,334 for the year ended December 31, 2008 were due primarily to a decline in the market value of our investment in Rubicon Financial Incorporated of $3,394,991 (see note 2).  The realized losses on trading securities of $539,958 for the year ended December 31, 2008 resulted primarily from the loss on the sale of our investment in OI Corporation of $406,456.  American recognized as a guarantor's fee the receipt of a 1.705 acre tract of land in Galveston County appraised at $540,000 (see note 5).  Delta recognized other income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $277,606 for the year ended December 31, 2008.  For further disclosure regarding the TERP grant, see note 13.  Interest and dividend income was $693,431 and interest expense was $841,212 for the year ended December 31, 2008.  The primary reason for the other income in 2007 was due to net realized and unrealized gains on trading securities of $1,881,524, income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $504,122, guarantor fee income of $250,000, interest and dividend income of $900,343, offset by interest expense of $584,357.

We had a net loss from continuing operations of $892,607, or $0.11 per share, for the year ended December 31, 2008, compared to net income of $865,953, or $0.14 per share, for the year ended December 31, 2007.

We had net income from discontinued operations of $9,274,274, or $1.18 per share, for the year ended December 31, 2008, compared to net loss from discontinued operations of $4,682,641, or $0.79 per share, for the year ended December 31, 2007.  Net income from discontinued operations for the year ended December 31, 2008 includes the gain on deconsolidation of $15,421,569, offset by Hammonds' net loss of $6,147,295 for the year ended December 31, 2008.

Our net income was $8,381,667, or $1.07 per share, for the year ended December 31, 2008, compared to a net loss of $3,816,688, or $0.65 per share, for the year ended December 31, 2007.

Delta

Delta had revenues of $19,131,831 in 2008, compared to $11,475,187 in 2007, or an increase of $7,656,644, or 66.7%. The increase in revenues at Delta is due primarily to increased pipe sales of $7,421,675, or 108.5%, and an increase in rig service revenues of $234,969, or 3.4%.  Increased drilling activity during 2008 created a greater demand for pipe and rig services.  For the year ended December 31, 2008, pipe sales represented 74.5% of Delta's revenues, compared to 59.6% for the year ended December 31, 2007.  Margins for 2008 were $8,764,069, compared to $6,174,344 in 2007.  Delta experienced operating income of $1,858,214 in 2008, compared to an operating loss of $298,881 in 2007.

Delta, as part of its business, sells salvaged and new pipe to operators of oil and gas fields. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.

NPI

During 2008, NPI's revenues were $10,392,365, compared to revenues of $13,366,801 during the prior year, a decrease of $2,974,436. The revenue decrease was due to an overstock position from the 2007 holiday season from one large customer and a decrease in orders for the 2008 holiday season, due to the decline in the economy.  NPI’s gross margin for 2008 and 2007 was 20%.  NPI experienced an operating loss of $18,650 for the 2008 fiscal year, compared to operating income of $730,199 during the prior fiscal year. During fiscal 2008, operating expenses were $2,057,495, compared to $1,998,442 for the fiscal year 2007.

NPI is highly reliant upon a small customer base, with approximately 53% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations.  NPI's strategic plan for 2009 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

Our subsidiary, NPI has purchase orders from all customers for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

SET

The results of SET for the period of October 8, 2008 to December 31, 2008 are included in our results of operations.  For the period ended December 31, 2008, SET's revenues were $2,584,464, gross margin was 22%, and net operating income was $78,681.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $26,360,921 at December 31, 2008, compared to current assets of $32,636,832 at December 31, 2007.  The Company's current liabilities at December 31, 2008, were $8,164,894, compared to $4,846,460 at December 31, 2007. Working capital for the year ended December 31, 2008 was $18,196,027, compared to $27,790,372 at year end 2007.  At December 31, 2008, the Company had total assets of $35,977,944, compared to total assets of $44,356,910 at December 31, 2007.  The Company's total liabilities at December 31, 2008 were $20,070,827, compared to $17,263,242 at December 31, 2007.  The changes in the Company's assets and liabilities primarily resulted from the discontinued operations of Hammonds Industries, Inc. and the inclusion of the assets and liabilities of our new wholly-owned subsidiary, Shumate Energy Technologies, Inc., as shown in the table below:

	December 31, 2008	December 31, 2007	Increase / (Decrease)
Current assets:
From continuing operations, excluding SET	$24,680,771	$28,473,746	$(3,792,975)
From continuing operations - SET	1,680,150	-	1,680,150
From discontinued operations - Hammonds Industries, Inc.	-	4,163,086	(4,163,086)
Total current assets	26,360,921	32,636,832	(6,275,911)

From continuing operations, excluding SET	4,425,869	5,067,926	(642,057)
From continuing operations - SET	5,191,154	-	5,191,154
From discontinued operations - Hammonds Industries, Inc.	-	6,652,152	(6,652,152)
Total assets	$35,977,944	$44,356,910	$(8,378,966)

Current liabilities:
From continuing operations, excluding SET	$6,901,918	$3,343,628	$3,558,290
From continuing operations - SET	1,262,976	-	1,262,976
From discontinued operations - Hammonds Industries, Inc.	-	1,502,832	(1,502,832)
Total current liabilities	8,164,894	4,846,460	3,318,434

From continuing operations, excluding SET	5,829,999	9,471,562	(3,641,563)
From continuing operations - SET	6,075,934	-	6,075,934
From discontinued operations - Hammonds Industries, Inc.	-	2,945,220	(2,945,220)
Total liabilities	$20,070,827	$17,263,242	$2,807,585

Working capital:
From continuing operations, excluding SET	$17,778,853	$25,130,118	$(7,351,265)
From continuing operations - SET	417,174	-	417,174
From discontinued operations - Hammonds Industries, Inc.	-	2,660,254	(2,660,254)
Total working capital	$18,196,027	$27,790,372	$(9,594,345)

Current assets from continuing operations, excluding SET, decreased by $3,792,975 for the year ended December 31, 2008, primarily due to a decrease in trading securities as a result of the decline in market value of our investment in Rubicon Financial Incorporated and the sale of our investment in OI Corporation, offset by deposits for pipe inventory.  Current liabilities from continuing operations, excluding SET, increased by $3,558,290, primarily due to the issuance of short-term debt, an increase in current installments of long-term debt, offset by payments on margin loans.  Long-term liabilities from continuing operations, excluding SET, decreased by $3,641,563, primarily due to the reclassification of long-term debt to current installments of long-term debt.

For the year ended December 31, 2008, we had negative cash flows from operations of $98,324, compared to negative cash flow from operations of $3,473,127 during 2007.  The negative cash flow from operations was the result of our net loss from continuing operations of $892,607 for the year ended December 31, 2008.  Our net loss for the year ended December 31, 2008 included non-cash income of $5,740,197, including $4,922,591 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 14), the recognition of guarantor's fee income from the receipt of a 1.705 acre tract of land in Galveston County appraised at $540,000 (see note 5), and income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $277,606.  Our net loss for the year ended December 31, 2008 included non-cash expenses of $6,880,562, including unrealized losses on the sale of trading securities of $4,054,334, a $1,450,000 loss from the Delta lawsuit settlement (see notes 9 and 17), depreciation and amortization of $647,851, and non-cash compensation of $728,377.  Excluding the acquired assets and liabilities of SET, our inventories decreased by $876,516, trading securities decreased by $1,872,157, deposits for pipe purchases increased by $2,221,932, accounts receivable increased by $697,618, and accounts payable decreased by $734,635 for the year ended December 31, 2008.

Net cash used in operating activities in 2007 was attributable primarily to an increase in trading securities of $1,984,289 (see note 2). Inventories increased by $11,389, accounts receivable increased by $71,578, and accounts payable and accrued expenses decreased by $692,315. Significant non-cash adjustments to reconcile net income from continuing operations of $865,953 to net cash used in operating activities include the following:

-	unrealized gains on trading securities of $(2,401,333);
-	income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $(504,122);
-	realized losses on trading securities of $519,809;
-	common shares and stock warrants issued for services of $561,885;
-	depreciation and amortization expense of $380,605; and

Net cash used by investing activities in 2008 was $3,751,040, compared to net cash provided by investing activities of $423,693 in 2007. Cash used by investing activities in 2008 resulted from the assumption of a $5,000,000 note for the purchase of the Shumate Machine Works assets, a net decrease in investments in certificates of deposit of $880,000, proceeds from notes receivable of $1,098,866, and proceeds from the sale of drilling rig equipment of $200,000, offset by purchases of property and equipment of $373,911, and the issuance of notes receivable of $475,000. Cash provided by investing activities in 2007 resulted from a net redemption of certificates of deposits of $944,000, receipts of principal payments on notes receivable of $553,571, offset by capital expenditures for property and equipment of $1,005,677.

Net cash provided by financing activities was $4,670,144 in 2008, compared to $2,463,931 in 2007.  In 2008, we received proceeds from borrowings of $9,067,663, made payments of $3,102,278 on debt and $1,443,424 on margin loans.  In 2007, we received $2,223,424 from the issuance of debt and borrowings under lines of credit agreements and $1,102,365 from an increase margin loans. We made payments of $754,092 on debt and purchased 23,162 shares of treasury stock at a cost of $107,766.

Our subsidiary, NPI, has a $5,000,000 line of credit with Wachovia Bank, which has a maturity date in April 2009. Our subsidiary, Delta has a line of credit for $2,000,000 with Trust Mark Bank, which has a maturity date in June 2009. Both Wachovia Bank and Trust Mark Bank have informed the Company that the respective maturity dates on the lines of credit will be extended prior to the due dates by at least eighteen months. Our Subsidiary, SET, has a $1,000,000 line of credit with Stillwater National Bank and Trust, which has a maturity date in September 2010. The Company has excellent relationships with its banks and believes that it will be able to renegotiate its lines of credit at terms and conditions satisfactory to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide a management report in the Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
American International Industries, Inc. and Subsidiaries
Kemah, Texas

We have audited the accompanying consolidated balance sheet of American International Industries, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC
GBH CPAs, PC
March 31, 2009
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
American International Industries, Inc. and Subsidiaries
Kemah, Texas

We have audited the accompanying consolidated balance sheet of American International Industries, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GLO CPAs LLLP
GLO CPAs LLLP
March 18, 2008
Houston, Texas

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$3,114,575	$2,293,795
Certificate of deposit	4,315,000	5,195,000
Trading securities	718,442	6,782,068
Accounts receivable, less allowance for doubtful accounts
of $138,217 and $127,700, respectively	4,956,941	3,964,434
Current portion of notes receivable	4,392,211	3,898,831
Accounts and notes receivable from related parties	98,606	30,000
Inventories	3,889,052	4,005,196
Real estate held for sale	2,449,066	1,909,066
Deposits for pipe inventory purchases	2,221,932	-
Drilling rigs held for sale	-	187,611
Prepaid expenses and other current assets	205,096	207,745
Current assets from discontinued operations	-	4,163,086
Total current assets	26,360,921	32,636,832

Long-term notes receivable, less current portion	95,522	618,129
Investment in Las Vegas Premium Gold Products	-	250,000
Property and equipment, net of accumulated depreciation and amortization	7,769,833	3,487,468
Goodwill	674,539	674,539
Intangible assets, net of amortization	717,817	-
Other assets	359,312	37,790
Long-term assets from discontinued operations	-	6,652,152
Total assets	$35,977,944	$44,356,910
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,395,721	$1,640,963
Margin loans from financial institutions	-	1,443,424
Short-term notes payable	1,213,332	129,971
Current installments of long-term capital lease obligations	71,680	-
Current installments of long-term debt	4,484,161	129,270
Current liabilities from discontinued operations	-	1,502,832
Total current liabilities	8,164,894	4,846,460

Long-term debt, less current installments	9,653,598	8,101,366
Long-term capital lease obligations, less current installments	166,762	-
Minority interest	2,085,573	1,370,196
Long-term liabilities from discontinued operations	-	2,945,220
Total liabilities	20,070,827	17,263,242

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 authorized: none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized:
8,738,771 and 7,145,204 shares issued, respectively
8,676,461 and 7,107,842 shares outstanding, respectively	8,676	7,108
Additional paid-in capital	33,063,750	46,327,209
Accumulated deficit	(16,911,758)	(19,045,752)
Less treasury stock, at cost
62,310 and 37,362 shares, respectively	(253,551)	(194,897)
Total stockholders' equity	15,907,117	27,093,668
Total liabilities and stockholders' equity	$35,977,944	$44,356,910
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

Revenues	$32,108,660	$24,841,988
Costs and expenses:
Cost of sales	20,726,120	15,939,002
Selling, general and administrative	11,951,117	10,882,620
Total operating expenses	32,677,237	26,821,622

Operating (loss)	(568,577)	(1,979,634)

Other income (expenses):
Interest and dividend income	693,431	900,343
Delta lawsuit settlement	(1,450,000)	-
Realized losses on trading securities	(539,958)	(519,809)
Unrealized gains (losses) on trading securities	(4,054,334)	2,401,333
Interest expense	(841,212)	(584,357)
Texas Emissions Reduction Plan Grant	277,606	504,122
Gain on property dividend distribution	4,922,591	-
Guarantor fee	540,000	250,000
Gain on sale of assets	-	9,748
Other income (expense)	133,032	(25,877)
Total other income (expense)	(318,844)	2,935,503

Net income (loss) before income tax	(887,421)	955,869
Income tax expense (benefit)	(52,540)	278,115
Net income from operations before minority interest	(834,881)	677,754
Minority interest	(57,726)	188,199
Net income (loss) from continuing operations	$(892,607)	$865,953
Net income (loss) from discontinued operations, net of taxes	9,274,274	(4,682,641)
Net income (loss) applicable to common shareholders	$8,381,667	$(3,816,688)

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.11)	$0.14
Discontinued operations	$1.18	$(0.79)
Total	$1.07	$(0.65)

Weighted average common shares - basic and diluted	7,845,030	5,907,742
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2008 and 2007

							Common
					Additional		Stock		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Issuance	Treasury	stockholders'
	shares	amount	shares	amount	capital	deficit	Obligation	stock	equity
Balance, December 31, 2006	-	$-	5,340,852	$5,341	$37,324,641	$(15,229,064)	$508,620	$(47,531)	$22,562,007
Exercise of preferred stock warrants of subsidiary					694,672				694,672
Issuance of common shares for services			204,650	205	1,448,115		(508,620)		939,700
Issuance of stock warrants for services					70,685				70,685
Issuance of shares for purchase of OI Corporation common stock			240,000	240	1,211,760				1,212,000
Issuance of shares for purchase of Rubicon Financial, Inc. common stock			200,000	200	979,800				980,000
Issuance of shares for investment in Las Vegas Premium Gold Products			50,000	50	249,950				250,000
Issuance of preferred stock of subsidiary					2,367,496				2,367,496
20% common stock dividends			1,104,302	1,104	(1,104)				-
Shares returned in lawsuit settlement			(8,800)	(9)	9			(39,600)	(39,600)
Net income from continuing operations						865,953			(1,805,951)
Net loss from discontinued operations						(4,682,641)
Acquisition of treasury shares			(23,162)	(23)	23			(107,766)	(107,766)
Balance, December 31, 2007	-	$-	7,107,842	$7,108	$46,327,209	$(19,045,752)	$-	$(194,897)	$27,093,668
Issuance of common shares for services			222,395	222	728,155				728,377
20% common stock dividends			1,431,172	1,431	(1,431)				-
Net loss from continuing operations						(892,607)			(892,607)
Net income from discontinued operations						9,274,274			9,274,274
Discontinued operations					(13,740,268)				(13,740,268)
Dividend of shares of Hammonds Industries, Inc.						(6,247,673)			(6,247,673)
Rescind issuance of shares for investment in Las Vegas Premium Gold Products			(60,000)	(60)	(249,940)				(250,000)
Acquisition of treasury shares			(24,948)	(25)	25			(58,654)	(58,654)
Balance, December 31, 2008	-	$-	8,676,461	$8,676	$33,063,750	$(16,911,758)	$-	$(253,551)	$15,907,117

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$8,381,667	$(3,816,688)
Net (income) loss from discontinued operations	(9,274,274)	4,682,641
Net income (loss) from continuing operations	(892,607)	865,953
Adjustments to reconcile net income from continuing operations to net cash provided (used in) operating activities from continuing operations:
Property dividend distribution gain	(4,922,591)	-
Property received for guarantor fee	(540,000)	-
Delta lawsuit settlement	1,450,000	-
Depreciation and amortization	647,851	380,605
Share-based compensation	728,377	561,885
Management fee paid with common stock	-	(105,000)
Realized losses on the sale of trading securities	539,958	519,809
Unrealized (gains) losses on the sale of trading securities	4,054,334	(2,401,333)
Stock returned in lawsuit settlement	-	(39,600)
Receivable obligation released in lawsuit settlement	-	225,000
Texas Emissions Reduction Plan Grant	(277,606)	(504,122)
Miscellaneous write-off	-	6,000
Gain on disposal of assets	-	(9,748)
Minority interest in net income (loss) of consolidated subsidiary	57,726	(188,199)
Change in operating assets and liabilities:
Accounts receivable	(697,618)	(71,578)
Trading securities	1,872,157	(1,984,289)
Inventories	876,516	(11,389)
Deposits for pipe inventory purchases	(2,221,932)	-
Prepaid expenses and other current assets	8,648	(5,789)
Other assets	(46,902)	(19,017)
Accounts payable and accrued expenses	(734,635)	(692,315)
Net cash used in operating activities from continuing operations	(98,324)	(3,473,127)

Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(373,911)	(1,005,677)
Assumption of note payable for purchase of Shumate Machine Works assets	(5,000,000)	-
Proceeds from sale of property	-	11,310
Proceeds from sale of drilling rigs	200,000	-
Investment in rigs held for sale	(12,389)	-
Redemption of certificate of deposit	7,155,421	7,414,000
Investment in certificate of deposit	(6,275,421)	(6,470,000)
Issuance of note receivable	(475,000)	(25,000)
Proceeds from notes receivable	1,098,866	553,571
Loans (to) from related parties	(68,606)	(54,511)
Net cash provided by (used in) investing activities from continuing operations	(3,751,040)	423,693

Cash flows from financing activities from continuing operations:
Capital contributions from minority interest	214,273	-
Proceeds from issuance of debt	9,067,663	1,094,206
Proceeds from (payments on) margin loans	(1,443,424)	1,102,365
Net borrowings (repayments) under lines of credit agreements and short-term notes	(7,437)	1,129,218
Principal payments on debt	(3,102,278)	(754,092)
Payments for acquisition of treasury stock	(58,653)	(107,766)
Net cash provided by financing activities from continuing operations	4,670,144	2,463,931

	Year Ended December 31,
	2008	2007
Net increase in cash and cash equivalents from continuing operations	$820,780	$(585,503)
Cash and cash equivalents at beginning of year from continuing operations	2,293,795	2,879,298
Cash and cash equivalents at end of year from continuing operations	$3,114,575	$2,293,795

Discontinued operations:
Net cash used in operating activities	$(61,226)	$(1,037,921)
Net cash used in investing activities	(326,853)	(521,625)
Net cash provided by financing activities	388,079	2,760,402
Net increase in cash and cash equivalents from discontinued operations	-	1,200,856
Cash and cash equivalents at beginning of year from discontinued operations	-	396,505
Cash and cash equivalents at end of year from discontinued operations	$-	$1,597,361

Supplemental schedule of cash flow information:
Interest paid	$823,322	$577,005
Taxes paid	$24,623	$407,270
Non-cash transactions:
Stock dividend	$1,431	$1,104
Issuance of note payable for real estate acquired for sale	$-	$1,684,066
Issuance of common stock for the purchase of OI Corporation common stock	$-	$1,212,000
Issuance of common stock for investment in Las Vegas Premium Gold Products	$(250,000)	$250,000
Issuance of common stock for the purchase of Rubicon Financial, Inc. common stock	$-	$980,000

The accompanying notes are an integral part of these consolidated financial statements.

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies

Organization, Ownership and Business

American International Industries, Inc. ("American"), a Nevada corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary. American is a diversified corporation with interests in industrial/commercial companies and an oil and gas service business. American's business strategy is to acquire controlling equity interests in businesses that it considers undervalued. American's management takes an active role in providing its subsidiaries with access to capital, leveraging synergies and providing management expertise in order to improve its subsidiaries' growth.

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries, Northeastern Plastics, Inc. and Shumate Energy Technologies, Inc., and its majority owned subsidiary, Delta Seaboard Well Service, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.  All reclassifications have been applied consistently to the periods presented.

Cash and Cash-Equivalents

American considers cash and cash-equivalents to include cash on hand and certificates of deposits with banks with an original maturity of three months or less, that American intends to convert.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Allowance for Doubtful Accounts

American extends credit to customers and other parties in the normal course of business. American regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, American makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When American determines that a customer may not be able to make required payments, American increases the allowance through a charge to income in the period in which that determination is made.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. American assesses the realizability of its inventories based upon specific usage and future utility. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

Freight and Shipment Policy

American's policy is to expense all freight and shipment expenses as incurred.

Investment Securities

American accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which American does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense. As required by SFAS No. 141, the acquisition of the assets of Shumate Machine Works by Shumate Energy Technologies has been recorded using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Shumate, see note 3.

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

SFAS No. 142 eliminated the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. American adopted SFAS No. 142 effective January 1, 2002.

December 31, 2008 and December 31, 2007 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

Revenue Recognition

Revenue is recognized when the earning process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.  SET receives purchase orders for machining of oil field drilling parts, components and tools.  Customers have the right to inspection and acceptance for generally up to five days after taking delivery.  Returns are not accepted due to the custom specifications of each product, but rework on items is necessary if the product was not within the original order specifications.  Customer requests for rework and customer rejection of shipments has been historically low.  NPI has purchase orders for all sales, of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the inventory items are shipped. Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues. American has no significant sales returns or allowances.

Income Taxes

American is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2008 and 2007, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

Stock-Based Compensation

American sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R, "Accounting for Stock-Based Compensation" based on the grant date fair values.

New Standards Implemented

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

Management has reviewed this new standard and believes that it has no impact on the financial statements of American at this time; however, it may apply in the future.

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

American believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of December 31, 2008, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities:

	As of December 31, 2008
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$718,442	$718,442	$718,442	$-	$-

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  At December 31, 2008 and 2007, American has unrealized trading losses of $4,054,334 and gains of $2,401,333, respectively, related to securities held on those dates.  American recorded realized losses of $539,958 for the year ended December 31, 2008 and realized losses of $519,809 on the sales of trading securities and for the year ended December 31, 2007.

On September 12, 2007, American acquired 170,345 shares, or approximately 7%, of OI Corporation's (NasdaqGM: OICO) common stock for a $1,000,000 cash payment and the issuance of 240,000 restricted shares of American's common stock, valued at $5.05 per common share based upon the closing market price on that date, for a total purchase price of $2,212,000. The OICO shares were purchased from OI Corporation's former President and CEO, William W. Botts. The closing market price on the date of this transaction for OICO was $13.23 per common share. At December 31, 2007, our investment in the 170,345 shares of OICO common stock is classified as trading securities on the balance sheet and was valued at $2,201,198, or $12.92 per share, using the closing market price on that date.  During 2008, American purchased an additional 7,000 shares at an average purchase price of $11.67 per share.  In October 2008, OICO purchased 176,945 shares of  American's OICO holdings for $1,882,923, or $10.64 per share.  The realized loss from the sale of the shares in 2008 was $406,456.

On November 27, 2007, American acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB: RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000. The closing market price on the date of this transaction for RBCF was $2.87 per common share. During 2008, American purchased an additional 38,900 shares at an average purchase price of $0.17 per share. At December 31, 2008, our investment in the 1,038,900 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $311,670, or $0.30 per share, based upon the closing market price on that date. At December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $3,700,000, or $3.70 per share, based upon the closing market price on that date. Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California.

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

Note 3 - Acquisition of the assets of Shumate Machine Works by Shumate Energy Technologies

On October 8, 2008, a subsidiary of American completed the purchase of 100% of the assets and assumed certain liabilities of Shumate Machine Works Corporation, a subsidiary of Shumate Industries, Inc. ("SHMT").  The terms of the agreement provided for a purchase price of $5.0 million funded by the simultaneous closing of a $5.0 million term note by Shumate Machine Works and the receipt of SHMT common stock with a value equivalent to any negative working capital at the closing date of the transaction.  In connection with the negative working capital provision of the agreement, American received 1,401,170 restricted shares of SHMT common stock valued at $0.30 per share for a total value of $420,351.  These shares represented approximately 6.4% of SHMT’s outstanding shares as of October 8, 2008.   The assets are now owned by a wholly-owned American subsidiary, Shumate Energy Technologies, Inc.

As required by SFAS No. 141, American's subsidiary has recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $5,000,000 has been allocated at follows:

Current assets	$1,066,864
Property and equipment, net	4,472,130
Intangible assets	744,403
Trading securities - Restricted common shares of Shumate Industries, Inc. received for negative working capital assumed	420,351
Total assets acquired	6,703,748

Current liabilities	(1,487,215)
Equipment notes payable	(216,533)
Total liabilities acquired	(1,703,748)

Net assets acquired	$5,000,000

The  $744,403 of acquired intangible assets includes $729,000 assigned to CNC programs and $15,403 assigned to the acquired name and logo.  These intangible assets have a weighted average useful life of 7 years.

Revenues and expenses of Shumate Energy Technologies, Inc. are included in American's statement of operations from October 8, 2008 through December 31, 2008.

Note 4 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:

	December 31, 2008	December 31, 2007
Work in process	$549,954	$-
Finished goods	3,434,361	4,114,998
Less reserve	(95,263)	(109,802)
	$3,889,052	$4,005,196

During the year ended December 31, 2008, American entered into various agreements to purchase pipe inventory from vendors.  At December 31, 2008, American has made cash deposits of approximately $2.2 million for inventory purchases under these agreements that have not been received.

Note 5 - Real Estate Transactions

During the fourth quarter of 2008, American received a 1.705 acre tract of land in Galveston County appraised at $540,000 as a guarantor's fee.  In connection with this fee, American has pledged $1,750,000 in certificates of deposit for a $4,000,000 loan to Dawn Condominiums L.P. at Texas Community Bank.  As the principal of the loan is reduced, the bank will release portions of the pledged certificates of deposit until the loan is paid in full.  This property is pledged as collateral for loans owed by Hammonds Industries, Inc. to Texas Community Bank.  During 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  American continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  In November 2005, American signed a contract for sale of the property for $16,000,000 with Lakeland Partners III. In January 2007, Lakeland assigned all of its interest in the contract to Westfield Forest, L.P. Westfield deposited $95,000 in earnest money with the title company upon assignment of the contract, which had an initial feasibility period of one year.  In July 2008, the contract was amended to extend the feasibility period to October 31, 2008.  American advised Westfield that it would not extend the contract any further.  In October 2008, American was advised by Westfield that due to unforeseen serious health reasons of its main principal, Westfield could not finalize all of the permits and financing for the development of the 287 acres, timely.  Westfield delivered to American all of their studies and project development documents.  American believes that this property and its development plans will sell for substantially more than the price for which the property was being sold to Westfield, due to the fact that the property is in a rapidly growing Galveston / Houston, Texas metropolitan area and real estate in the surrounding areas have increased substantially in value in the past 24 months.  American has engaged an independent broker on an exclusive basis to sell the property.  These properties are not going to be developed by nor are they being held as inventory by American.

Note 6 - Long-term Notes Receivable

Long-term notes receivable consists of the following:

	December 31, 2008	December 31, 2007
Net note receivable from sale of real estate, principal balance due on or before July 30, 2009, secured by property lien (a)	$3,020,044	$3,020,044
Sale of machinery and equipment, principal balance due on or before December 1, 2008, secured by machinery and equipment	-	164,000
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	126,617	160,892
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Sale of refinery to settle lawsuit, principal and interest due on June 1 and December 1, through June 1, 2010	-	750,000
Unsecured note receivable for sale of drilling rig, principal and interest due monthly through December 31, 2009	114,009	222,024
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter	552,063	-
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter	250,000	-
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009	225,000	-
Notes receivable	4,487,733	4,516,960
Less current portion	(4,392,211)	(3,898,831)
Notes receivable, less current portion	$95,522	$618,129

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2008.  On July 30, 2004, American sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period specified by SFAS No. 66.  Principal payments have reduced the note balance to $3.0 million as of December 31, 2008.  American recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).  The principal payment of $3,020,044 due on July 30, 2008 was not received.  The borrower is in the process of refinancing this note with a new lender.  The property securing this note was appraised in November 2007 for $9,175,000 by an independent appraiser.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note face value and payments are currently being made on the other note receivable with Marald in accordance with note terms, American believes payment terms will be successfully negotiated and no further discounting of the loan was deemed necessary as of December 31, 2008.

Interest income on notes receivable is recognized principally by the simple interest method.  During the years ended December 31, 2008 and 2007 American recognized interest income of $336,277 and $326,197, respectively.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2008	December 31, 2007
Land		$892,945	$892,945
Building and improvements	20	933,200	933,200
Machinery and equipment	7-15	7,386,789	2,658,045
Office equipment and furniture	7	384,893	264,902
Automobiles	5	768,151	719,612
		10,365,978	5,468,704
Less accumulated depreciation and amortization		(2,596,145)	(1,981,236)
Net property and equipment		$7,769,833	$3,487,468

Depreciation expense for the years ended December 31, 2008 and 2007 was $621,265 and $380,605, respectively.

SET has entered into a capital lease agreement for the acquisition of machinery and equipment.  The asset acquired under such financing arrangement included in property and equipment is as follows:

December 31, 2008
Machinery and equipment	$301,000
Less accumulated depreciation and amortization	(7,525)
Net property and equipment	$293,475

Principal repayment provisions of this long-term capital lease are as follows at December 31, 2008:

2009	$71,680
2010	81,758
2011	85,004
Total	$238,442

Note 8 - Intangible Assets

Intangible assets at December 31, 2008 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$26,036	$702,964	7 years
Name and logo	15,403	550	14,853	7 years
Intangible assets	$744,403	$26,586	$717,817	7 years

Intangible assets at December 31, 2007 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

Amortization expense for the years ended December 31, 2008 and 2007 was $26,586 and $-0-, respectively.

Note 9 - Short-term Notes Payable

	December 31, 2008	December 31, 2007
Delta lawsuit settlement with no interest, principal due in monthly payments of $25,000 through August 1, 2009	$175,000	$-
Insurance note payable with interest at 5.24%, principal and interest due in monthly payments of $31,288 through May 1, 2009	125,150	-
Note payable with interest at 6%, principal and interest due monthly, with a balloon payment due April 2009	913,182
Insurance note payable with interest at 7.86%, principal and interest due in monthly payments of $32,493 through May 1, 2008	-	129,971
	$1,213,332	$129,971

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

At December 31, 2008 and December 31, 2007, the average annual interest rates of our short-term borrowings were approximately 5.91% and 7.86%, respectively.

Note 10 - Long-term Debt

Long-term debt consisted of the following:

	December 31, 2008	December 31, 2007
Note payable to a bank, due in monthly installments of interest only of $25,000 for the first three months, principal and interest of $44,000 due in monthly installments thereafter, interest at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2013, secured by the assets of Shumate Energy Technologies, Inc.	$5,000,000	$-
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due March 2014, secured by real property	1,000,000	1,000,000
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in June 2009, secured by assets of Delta Seaboard Well Service, Inc.	1,379,106	1,876,631
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property	943,500	-
Note payable to a bank, due in monthly installments of principal and interest through July 2025 with interest at prime floating rate secured by real property	-	423,967
Note payable to a bank, due in quarterly installments of interest only at 7%, with a principal balance due on October 8, 2010, secured by a certificate of deposit	500,000	-
Note payable to a bank, due in monthly installments of interest only at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2010, secured by the assets of Shumate Energy Technologies, Inc.	625,087	-
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property	514,165	552,312
Note payable to a bank, which allows Northeastern Plastics to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of Northeastern Plastics, Inc.	1,119,000	1,254,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due February 2009, secured by a certificate of deposit	1,000,000	1,000,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on June 2009, secured by real property	1,740,000	1,740,000
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta Seaboard Well Service, Inc.	226,929	279,204
Other secured notes with various terms	89,972	104,522
	14,137,759	8,230,636
Less current portion	(4,484,161)	(129,270)
	$9,653,598	$8,101,366

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at December 31, 2008:

2009	$4,484,161
2010	3,570,384
2011	401,388
2012	378,523
2013	4,025,929
Thereafter	1,277,374
Total	$14,137,759

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

American is authorized to issue up to 50,000,000 shares of Common Stock, $0.001 par value per share, of which 1,036,800 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO. On March 30, 2007, American issued 144,000 stock options to American's Chairman and CEO, with an exercise price of $7.00 per share, expiring in 2 years, valued at $70,685 to American and recorded as share-based compensation.  In connection with American's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these options were adjusted to reflect the dividends, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.

On March 30, 2008, American issued 172,800 stock options to American's Chairman and CEO, with an exercise price of $5.83 per share, expiring in 2 years, valued at of $88,063 and recorded as share-based compensation.  In connection with American's 20% stock dividend to all shareholders on July 16, 2008, the terms of these options were adjusted to reflect the dividend, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.

American estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 and 2007 as follows:
	March 30, 2008	March 30, 2007
Dividend yield	0.00%	0.00%
Expected volatility	38.64%	38.68%
Risk free interest	2.5%	6.25%
Expected lives	2 years	2 years

A summary of the status of American's stock options to employees as of December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price December 31, 2008
Outstanding at beginning of period	207,360	$4.86
Granted	207,360	4.86
Exercised	-	N/A
Canceled	-	N/A
Outstanding and exercisable at end of period	414,720	$4.86

Weighted average fair value of options granted during the period	207,360	$4.86

The following table summarizes information about fixed stock options to employees outstanding at December 31, 2008:

Exercise Price	Number Outstanding and Exercisable at December 31, 2008
$4.86	414,720

Stock-based compensation consists of the following:

	December 31, 2008	December 31, 2007
Common shares issued for services	$645,119	$491,200
Stock options issued for services	88,063	70,685
Stock-based compensation	$733,182	$561,885

During the year ended December 31, 2008, American issued 138,550 shares of common stock to the CEO for services representing $401,166 of cost to American.

Note 12 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at December 31, 2008, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by $6.1 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of an during the year ended December 31, 2008, American had one customer on a consolidated basis that accounted for 14% of trade accounts receivable and one customer that accounted for 17% of revenues on a consolidated basis.

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

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. American applied this guidance and during the year ended December 31, 2008, Delta increased machinery and equipment and other assets in the amounts of $57,589 and $220,017, respectively, and recognized other income for this grant in the amount of $277,606.  During the year ended December 31, 2007, Delta increased machinery and equipment and recognized other income for this grant in the amount of $504,122.

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

Note 14 - Property Dividend Distribution Gain

On April 16, 2008, American declared a special dividend of shares of common stock of its subsidiary, Hammond Industries, Inc. (OTCBB: “HMDI”) to American's shareholders, of one share of HMDI common stock for each share of American's common stock owned and held on the record date.  On November 7, 2008, American increased the special dividend from one to two shares of HMDI common stock for each share of American's common stock.  As a result of these declarations, American recorded a property dividend distribution gain of $4,922,591.  The amount of the gain was determined as the difference between the market price of HMDI common stock of $0.42 and $0.30 per share on April 16, 2008 and on November 7, 2008, respectively, and American's book value per share of $0.076 for 17,354,646 shares of HMDI common stock to be distributed.

Note 15 - Income Taxes

The provision for income taxes consists of the following:

December 31, 2008
Current taxes	$-
Deferred tax benefit	-
Benefits of operating loss carryforwards	-
Current Federal Taxes	-
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	(93,616)
Prior year taxes paid	15,289
Actual vs. accrued Texas Margin Tax - 2007	(41,857)
Texas Margin Tax estimate - 2008	67,644
Income tax expense (benefit)	$(52,540)

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:
- American consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of American as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $350,177 and
- the valuation allowance for deferred tax assets increased by $1,431,221.

The following table sets forth a reconciliation of statutory income taxes:

	December 31, 2008	December 31, 2007
Net income (loss) before taxes	$(887,421)	$955,869
Income tax benefit computed at statutory rate	$(218,491)	$324,996
Permanent differences	94,832	18,374
Net effects of temporary differences	-	(201,655)
Effect of federal graduated rates	123,659	(215,717)
Increase in valuation allowance	-	74,002
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	(93,616)	-
Prior year taxes paid in current year	15,289	226,923
Actual vs. accrued Texas Margin Tax - 2007	(41,857)	-
Texas Margin Tax estimate - 2008	67,644	51,192
	$(52,540)	$278,115

American has loss carryforwards totaling $3,562,678 available at December 31, 2008 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$128,093	2017
$566,409	2018
$1,028,302	2019
$1,551,019	2020
$288,855	2022

Note 16 - Earnings Per Share

Basic income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share, in addition to the weighted average determined for basic income (loss) per share, includes common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Year Ended
	December 31, 2008	December 31, 2007
Basic income (loss) per share:
Net income (loss) from continuing operations	$(892,607)	$865,953
Net income (loss) from discontinued operations net of taxes	9,274,274	(4,682,641)
Net income (loss) applicable to common shareholders	$8,381,667	$(3,813,688)
Weighted average common shares outstanding - basic and diluted	7,845,030	5,907,742
Net income (loss) per share - basic and diluted:
Continuing operations	$(0.11)	$0.14
Discontinued operations	1.18	(0.79)
Total	$1.07	$(0.65)

Note 17 - Commitments and Contingencies

Various key officials of American have entered into employment agreements with American. In March 2007, the CEO of American entered into a five-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 144,000 options (207,360 options after the effect of the 20% stock dividends issued in 2007 and 2008) per year with an exercise price of $7.00 ($4.86 after the effect of the 20% stock dividends), beginning March 15, 2007. Additionally, beginning January 2008, the CEO will receive 2,200 shares of American common stock on a monthly basis for the remaining term of the agreement.  The CFO of American entered into a three-year employment agreement beginning June 1, 2008, which provides for an annual salary of $95,000 plus a bonus as determined by the Board of Directors. The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $195,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into an employment agreement that provides for an annual base salary of $150,000 each.  On October 7, 2008, Larry C. Shumate entered into a three-year employment agreement with SET to serve as President of SET, which provides for an annual salary of $185,000 plus a bonus as determined by the Board of Directors.  The employment agreement provides for health and life insurance coverage and a vehicle allowance of $800 per month.  After two consecutive years of Earnings Before Interest, Depreciation and Amortization (EBITDA) of greater than one million dollars ($1,000,000) for the years ended December 31, 2009 and 2010, based on the financial statements of SET included in the Company’s audited consolidated financial statements, Mr. Shumate shall be entitled to a non-qualified option to purchase for one hundred dollars ($100) unencumbered shares of common stock of SET equal to ten (10%) percent of all shares outstanding of SET, which option would be exercisable thirty (30) days after the issuance of the December 31, 2010 audited financial statements of the Company.

On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After minority interest, the net impact of this settlement on American's net income is $739,500. Management believes that the settlement amount will be recoverable through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). Delta is in negotiations to settle its claims in the Broker Lawsuit for approximately $2,400,000, including $1,600,000 of actual damages plus interest, attorney’s fees, and statutory damages. Delta had a CGL insurance policy with Gemini Insurance Company ("Gemini") for 2003, naming Delta as an insured, which policy was in effect at such time as Delta began the plugging operation referenced in the Fort Apache Lawsuit. Delta made a claim under the policy for a defense in the Fort Apache case.  In October 2008, in the Gemini Insurance Company v. Delta Seaboard Well Service, Inc. case, the court granted Gemini's motion for summary judgment and declared that the insurance policy provides no coverage for the claims made against Delta in the Fort Apache case.  Delta’s position is that its broker failed to obtain appropriate insurance coverage and misrepresented the coverage it did obtain.  Delta is aggressively pursuing its claims in the Broker Lawsuit.

As part of the attorney’s work on the Broker Lawsuit, Delta filed a claim for coverage with American Specialty Lines Insurance Company (AISLIC). Delta is suing AISLIC for denying coverage for the Fort Apache Lawsuit, seeking $445,000 plus interest and attorney’s fees.  Delta is vigorously pursuing the AISLIC Lawsuit.

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb.  This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006.  The plaintiffs claim to have incurred $54,533 in medical expenses to date and Ms. Duke claims lost wages of approximately $6,820.  The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.”  The company has liability insurance policy with applicable policy limits of $1,000,000.00.  This case has not yet been scheduled for trial and discovery remains pending. Delta’s attorneys anticipate that the matter will be referred to an agreed mediation during the summer of 2009. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any settlement that might be reached in this case, or to respond to any judgment that might be entered after a jury trial. Delta intends to vigorously defend this case though trial, unless some reasonable settlement can be reached before then.  An evaluation of the outcome of this case cannot be made at this time.  Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

American International Industries, Inc. v. William W. Botts.  American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007.  Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation.  As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share.  Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services.  On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In this suit, American has sued Botts for $2,500,000 in damages, alleging fraud-misrepresentation, fraud-failure to disclose material information, violation of Section 27.01 of the Texas Business and Commerce Code – fraud in a stock transaction, and breach of fiduciary duty.  Botts has filed a breach of contract counter-claim against American, alleging damages of $78,000 for consulting fee payments and expenses, $1,200,000 for stock purchase guarantee option payments, and an unspecified amount of attorneys fees.  The parties attempted to settle this matter during December 2008, but were unable to do so.  If the outcome of this case is unfavorable, then the value of the 288,000 shares of AMIN stock and of the 576,000 shares of Hammonds Industries, Inc. stock that Botts is entitled to receive as a stock dividend will be credited against any loss incurred by American, and American's common shares outstanding will be reduced by 288,000 shares, or approximately 3%.  Because the case is very new, an evaluation of the outcome of this case cannot be made at this time.  American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

Delta Seaboard Well Service, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

Delta leases space under a commercial lease which expires in June 2010. Future minimum lease payments are as follows:

Year December 31,	Amount
2009	$111,000
2010	55,500
$166,500

SET leases space under a commercial lease which expires in October 2013. Future minimum lease payments are as follows:

Year December 31,	Amount
2009	$265,200
2010	265,200
2011	265,200
2012	265,200
2013	221,000
$1,281,800

Note 18 - Segment Information

We have three reporting segments and corporate overhead:

• Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
• Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
• Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0.  American received income from the royalty interest of $4,396 in 2008 and $4,859 in 2007.  Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  American is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by American, to assist them with the resources required to develop their reserves.

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

Consolidated revenues from external customers, operating income (loss), identifiable assets, depreciation and amortization expense, and capital expenditures were as follows:

	Year Ended December 31,
	2008	2007
Revenues:
Northeastern Plastics	$10,392,365	$13,366,801
Shumate Energy Technologies	2,584,464	-
Delta Seaboard	19,131,831	11,475,187
Total revenues	$32,108,660	$24,841,988

Operating income (loss) from continuing operations:
Northeastern Plastics	$(18,650)	$730,199
Shumate Energy Technologies	78,681	-
Delta Seaboard	1,858,214	(298,881)
Corporate	(2,486,822)	(2,410,952)
Operating loss from continuing operations	(568,577)	(1,979,634)
Other income (expenses) from continuing operations	(318,844)	2,935,503
Net income (loss) from continuing operations before income tax	$(887,421)	$955,869

Identifiable assets:
Northeastern Plastics	$5,836,635	$6,592,980
Shumate Energy Technologies	6,871,304	-
Delta Seaboard	7,771,609	5,745,070
Corporate	15,498,396	21,203,622
Identifiable assets from continuing operations	35,977,944	33,541,672
Identifiable assets from discontinued operations	-	10,815,238
Total identifiable assets	$35,977,944	$44,356,910

	Year Ended December 31,
	2008	2007
Depreciation and amortization:
Northeastern Plastics	$66,048	$21,810
Shumate Energy Technologies	161,641	-
Delta Seaboard	406,403	895,413
Corporate	13,759	88,454
Depreciation and amortization from continuing operations	647,851	1,005,677
Depreciation and amortization from discontinued operations	-	365,290
Total depreciation and amortization	$647,851	$1,370,967

Capital expenditures:
Northeastern Plastics	$26,364	$64,645
Shumate Energy Technologies	70,896	-
Delta Seaboard	274,823	304,689
Corporate	1,828	11,271
Capital expenditures for continuing operations	373,911	380,605
Capital expenditures for discontinued operations	-	828,773
Total capital expenditures	$373,911	$1,209,378

Note 19 - Discontinued operations

On December 31, 2008, the board of directors of American approved the deconsolidation of Hammonds Industries, Inc. (“Hammonds”) from American. To effect the deconsolidation of Hammonds, American was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 17.4 million shares of Hammonds’ common stock to American's shareholders of record on December 31, 2008, American's ownership is approximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. Couturier, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to American. As a result, the majority of Hammonds’ board of directors is no longer controlled by American. Additionally, a reduction of American's guarantee of Hammonds’ debt to $1,000,000 was obtained from Texas Community Bank.

The consolidated balance sheet at December 31, 2007 has been restated to reflect the discontinued operations of Hammonds as summarized below:

December 31, 2007
Current assets from continuing operations	$28,473,746
Current assets from discontinued operations	4,163,086
Total current assets	32,636,832

Long-term assets from continuing operations	5,067,926
Long-term assets from discontinued operations	6,652,152
Total assets	$44,356,910

Current liabilities from continuing operations	$3,343,628
Current liabilities from discontinued operations	1,502,832
Total current liabilities	4,846,460

Long-term liabilities from continuing operations	9,471,562
Long-term liabilities from discontinued operations	2,945,220
Total liabilities	$17,263,242

The consolidated statement of operations for the year ended December 31, 2007 has been restated to reflect the discontinued operations of Hammonds as summarized below:

Year Ended December 31, 2007
Net income (loss) from continuing operations	$865,953
Net income (loss) from discontinued operations net of taxes	(4,682,641)
Net income (loss) applicable to common shareholders	$(3,813,688)
Weighted average common shares outstanding - basic and diluted	5,907,742
Net income (loss) per share - basic and diluted:
Continuing operations	$0.14
Discontinued operations	(0.79)
Total	$(0.65)

The consolidated statement of cash flows for the year ended December 31, 2007 has been restated to reflect the discontinued operations of Hammonds as summarized below:

Year Ended December 31, 2007
Continuing operations:
Net cash used in operating activities	$(3,473,127)
Net cash provided by investing activities	423,693
Net cash provided by financing activities	2,463,931
Net increase in cash and cash equivalents from continuing operations	(585,503)
Cash and cash equivalents at beginning of year from continuing operations	2,879,298
Cash and cash equivalents at end of year from continuing operations	$2,293,795

Discontinued operations:
Net cash used in operating activities	$(1,037,921)
Net cash used in investing activities	(521,625)
Net cash provided by financing activities	2,760,402
Net increase in cash and cash equivalents from discontinued operations	1,200,856
Cash and cash equivalents at beginning of year from discontinued operations	396,505
Cash and cash equivalents at end of year from discontinued operations	$1,597,361

Hammonds' revenues and net loss before income tax are summarized below:

	Year Ended December 31,
	2008	2007
Revenues	$8,123,322	$10,096,538
Net loss before income tax	$(6,187,933)	$(2,977,931)

Net income (loss) from discontinued operations on the consolidated statement of operations for the year ended December 31, 2008 includes the gain on deconsolidation of $15,421,569, offset by Hammonds' net loss of $6,147,295 for the year ended December 31, 2008.  The market value of the Hammonds' common shares owned at December 31, 2008 was $0.17 per share, or $1,140,443.  However, as of the date of this filing, Hammonds' common shares are trading at less than $0.01 per share and American considers its investment in Hammonds other than temporarily impaired.  As a result, American has fully written off its investment in Hammonds and has not included any value for Hammonds in the balance sheet as of December 31, 2008.

Year Ended December 31, 2008
Fair value of Hammonds' common shares owned at December 31, 2008: 6,708,491 shares at $0.00 per share	$-
Cost basis of Hammonds' common shares owned at December 31, 2008	(522,420)
Recovery of Hammonds' cumulative net losses included in consolidated operating results	15,943,989
Gain on deconsolidation	15,421,569
Hammonds' net loss for the year ended December 31, 2008	(6,147,295)
Net income from discontinued operations	$9,274,274

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2008, the Board of Directors of American International Industries, Inc. (the “Company”), based on its Audit Committee’s recommendation, dismissed GLO CPAs LLLP (“GLO”) as the Company’s independent registered public accountants and approved the engagement of GBH CPAs, PC (“GBH”) to serve as the Company’s independent registered public accountants for the fiscal year 2008, subject to shareholder approval. On June 6, 2008 the Company issued a press release announcing the change in its independent registered public accountants.

GLO’s reports on the Company’s financial statements for the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2007 and 2006 and the subsequent interim period through June 3, 2008, the date of dismissal of GLO, there were no disagreements with GLO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GLO’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided GLO with a copy of the disclosures in the preceding two paragraphs and requested in writing that GLO furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. GLO provided a letter, dated June 5, 2008 stating its agreement with such statements.

During the years ended December 31, 2007 and 2006 and through the date of the Audit Committee’s decision, the Company did not consult GBH with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2008, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide a management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	68	Chairman of the Board, Chief Executive Officer and President
Sherry L. Couturier	48	Chief Financial Officer
Charles R. Zeller	67	Director
Thomas J. Craft, Jr.	44	Director
Robert W. Derrick, Jr.	48	Director
John W. Stump, III	64	Director

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

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company fiscal year ended December 31, 2008, the Audit Committee:

-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2008 with management and GBH CPAs, PC, the Company’s independent auditor;
-	Discussed with management, and GBH CPAs, PC the adequacy of the system of internal controls;
-	Discussed with GBH CPAs, PC the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
-
Received written disclosures and a letter from GBH CPAs, PC regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee discussed with GBH CPAs, PC its independence.

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and GBH CPAs, PC, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.

Audit Committee
John W. Stump III, Chairman
Charles R. Zeller,
Thomas J. Craft, Jr.

Independent Public Accountants

The Company’s Audit Committee has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2008, and the appointment was ratified by the shareholders at the annual meeting held on September 24, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 2008:

Summary Compensation Table
		Annual Compensation			Long-term Compensation Awards
				Other
				Annual	Stock	Warrant	Total
		Salary	Bonus	Compensation	Award(s)	Award(s)	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror, CEO	2008	174,175	48,500	17,438 (3)	401,166	88,063 (2)	729,342

Sherry Couturier, CFO	2008	86,667	7,250	6,879 (4)	29,000	-	129,796

Marc H. Fields, President of NPI	2008	187,834	-	-	-	-	187,834

Robert W. Derrick, Jr., President of Delta	2008	250,000	75,000	6,000 (5)	-	-	331,000

Ron Burleigh, Vice President of Delta	2008	220,725	75,000	42,037 (6)	-	-	337,762

Larry Shumate, President of SET	2008	47,673	25,900	7,428 (7)	-	-	81,001

(1)
See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.  Daniel Dror received 100,000 restricted shares valued at $290,000 and Sherry Couturier received 10,000 shares valued at $29,000.

(2)	These warrants were valued at the grant date in accordance with FASB Statement No. 123R, "Accounting for Stock-Based Compensation" by using the Black-Scholes option-pricing model which approximates their fair value. See "Capital Stock and Stock Options" in note 11 to the financial statements for valuation assumptions. These warrants are exercisable at $4.86 per share until March 30, 2010 and are significantly "out-of-the-money" as of the issuance of this report.
(3)	Represents total payments for an automobile owned by the Company utilized by Mr. Dror.
(4)	Represents total payments for an automobile owned by the Company utilized by Ms. Couturier.
(5)	Represents payments for 401-K matching for Mr. Derrick.
(6)	Represents payments for personal insurance premiums for Mr. Burleigh in the amount of $37,208 and payments for 401-K matching in the amount of $4,829.
(7)	Represents a vehicle allowance of $800 per month to Mr. Shumate and company-paid health insurance premiums of $1,676 per month.

On October 1, 2004, Mr. Dror entered into a five-year employment agreement with the Company, which provided for compensation of $10,000 per month, and annual bonuses to be determined by the Board of Directors, and the grant of 100,000 warrants per year at an exercise price of $6.55 per share. In March 2007, the employment agreement was extended to March 31, 2012 and the warrants were amended to provide for the grant of 144,000 warrants per year, which reflects the 20% stock dividend the Company paid in 2005 and 2006, at an increased exercise price of $7.00, based upon the average closing price of the Company’s shares during September 2004. The warrants have an expiration date two years following each annual grant. In connection with the Company's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these warrants were adjusted to reflect the dividend, resulting in the warrants being exercisable to buy 207,360 shares for $4.86 per share. In March 2008, the employment agreement was amended to provide for the issuance of 2,200 shares of common stock per month.  Mr. Dror shall be entitled to a special bonus in the event that lenders or investment bankers working with the Company require the personal guarantee of Mr. Dror.  In the event of a change in control of the Company, resulting in Mr. Dror ceasing to serve as the Company’s Chief Executive Officer, President and Chairman, Mr. Dror shall be entitled to receive and the Company shall pay to Mr. Dror within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under the employment agreement, and issue to Mr. Dror the shares underlying the warrants, based upon an adjusted exercise price equal to par value of the shares at the date of the change in control and $1,000,000 cash.  The Company shall provide and pay premiums on life insurance policy on the Executive (up to $3,000,000 in coverage), with the beneficiary designated by Mr. Dror.

In September 1994, Mr. Marc Fields entered into an employment agreement with NPI to serve as President and Chief Operating Officer of NPI on an at-will basis, which provided for an annual salary of $110,000, which was raised to $124,000 in 1998, to $158,000 in 2006, and to $195,000 in 2008. The employment agreement provides for a bonus of 10% of the amount equal to NPI’s operating income, less rent and interest expense, which exceeds $500,000. The employment agreement grants Mr. Fields an option to purchase NPI common stock equal to 5% of NPI’s equity at an exercise price of 5% of the total shareholder’s equity, if NPI conducts an initial public offering of its common stock during Mr. Field’s employment. The employment agreement provides for a disability insurance policy as well as a life insurance policy in the name of Mr. Fields’ spouse in the amount of approximately three times Mr. Fields salary. The employment agreement provides that upon termination NPI has the option to have Mr. Fields sign a one-year non-compete agreement in exchange for one year’s base salary.

In September 2004 Messrs. Derrick and Burleigh entered into ten-year employment agreements with Delta to serve as Delta's president and vice president, respectively. The employment agreements provided for an annual base salary of $115,000 each, which was increased to $150,000 in 2005. In 2008, Messrs. Derrick and Burleigh received additional compensation of due to Delta’s substantial growth.

On June 1, 2007, Sherry Couturier, CFO, entered into a three-year employment agreement beginning June 1, 2008, which provides for an annual salary of $95,000 plus a bonus as determined by the Board of Directors.  In addition to her base compensation, Ms. Couturier will be entitled to a bonus as determined by the Company’s board of directors from time to time. In the event of a change in control of the Company, resulting in Ms. Couturier ceasing to serve as the Company’s Chief Financial Officer, Ms. Couturier shall be entitled to receive and the Company shall pay to Ms. Couturier within ninety (90) days of the change in control a sum equal to one (1) year of the base salary then payable to her under the employment agreement.

On October 7, 2008, Larry C. Shumate entered into a three-year employment agreement with SET to serve as President of SET, which provides for an annual salary of $185,000 plus a bonus as determined by the Board of Directors.  The employment agreement provides for health and life insurance coverage and a vehicle allowance of $800 per month.  After two consecutive years of Earnings Before Interest, Depreciation and Amortization (EBITDA) of greater than one million dollars ($1,000,000) for the years ended December 31, 2009 and 2010, based on the financial statements of SET included in the Company’s audited consolidated financial statements, Mr. Shumate shall be entitled to a non-qualified option to purchase for one hundred dollars ($100) unencumbered shares of common stock of SET equal to ten (10%) percent of all shares outstanding of SET, which option would be exercisable thirty (30) days after the issuance of the December 31, 2010 audited financial statements of the Company.

Grants of Plan-Based Awards

Name	Grant date	Stock awards: Number of shares of stock or units (#)		Warrant awards: Number of securities underlying options (#)	Exercise or base price of warrant awards ($/Sh)	Grant date fair value of stock and warrant awards
Daniel Dror, CEO	March 30, 2008			207,360	4.86	88,063
	May 6, 2008	13,200		-	-	55,066
	July 9, 2008	6,600		-	-	23,100
	August 21, 2008	100,000	(1)	-	-	290,000
	December 8, 2008	18,750		-	-	33,000
Sherry Couturier, CFO	August 21, 2008	10,000	(1)	-	-	29,000

(1)	Restricted shares.

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Daniel Dror, CEO	207,360	-	-	4.86	March 30, 2009
	207,360	-	-	4.86	March 30, 2010
	414,720	-	-	4.86

(1)
Mr. Dror is entitled to receive 207,360 warrants per year through 2012 at an exercise price of $4.86 per share. The warrants have an expiration date two years following each annual grant. In connection with any Company stock dividend, the terms of these warrants will be adjusted to reflect the dividend.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2008.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Zeller	-	2,900	-	0	-	2,900
Thomas J. Craft, Jr.	-	8,810	-	0	-	8,810
John W. Stump, III	15,000	12,620	-	0	-	12,620

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2008, the Registrant had 8,676,461 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	55,502 shares (1)	0.6%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	5,320 shares (2)	0.0%
Common Stock	Sherry Couturier, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	24,760 shares	0.3%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	1,000 shares	0.0%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	9,394 shares	0.1%
Common Stock	John W. Stump, III, Director 601 Cien Street, Suite 235, Kemah, TX 77565	3,500 shares	0.0%
Common Stock	International Diversified Corporation, Ltd. Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas.	2,275,354 shares (3)	25.8%
Common Stock	All officers and directors as a group (6 people)	99,476 shares	1.1%

(1) Based upon 8,676,461 shares of Common Stock outstanding at December 31, 2008, except with respect to Mr. Dror’s percentage which is based upon 9,091,181 shares outstanding which includes 414,720 shares underlying currently exercisable warrants.

(2) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 5,320 restricted shares.
(3) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 2,237,782 shares and Mr. Faiwuszewicz personally owns 37,572 shares personally. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

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

During the year ended December 31, 2008, American issued 138,550 shares of common stock to the CEO for services representing $401,166 of cost to American.

We have determined that Messrs. Stump, Zeller, and Craft meet the standards of independence under applicable NASDAQ Stock Market (“NASDAQ”) listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC., which firm has issued its report on our consolidated financial statements for the year ended December 31, 2008. Our financial statements for the fiscal year ended December 31, 2007 were audited by GLO CPAs LLLP.

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

	December 31, 2008	December 31, 2007
Audit Fees	$58,000	$109,148
Audit-Related Fees	44,415	77,489
Tax Fees	-	24,960
All Other Fees	2,910	5,687

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

b. Form 8-K Reports: The Registrant filed a Form 8-K on January 5, 2009 with disclosure under Item 2.01, "Completion of Acquisition or Disposition of Assets" and Item 9.01, "Financial Statements and Exhibits."

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
March 31, 2009

By /s/ Sherry L. Couturier
Sherry L. Couturier
Chief Financial Officer
March 31, 2009