Form 10-Q
period 2009-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2009-05-11
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

At May 8, 2009, the Registrant had 8,503,615 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,912,918	$3,114,575
Certificate of deposit	4,015,000	4,315,000
Trading securities	636,872	718,442
Accounts receivable, less allowance for doubtful accounts
of $138,217	4,603,318	4,956,941
Current portion of notes receivable	4,667,737	4,392,211
Accounts and notes receivable from related parties	339,806	98,606
Inventories	4,809,556	3,889,052
Real estate held for sale	2,449,066	2,449,066
Deposits for pipe inventory purchases	1,569,644	2,221,932
Prepaid expenses and other current assets	156,036	205,096
Total current assets	25,159,953	26,360,921

Long-term notes receivable, less current portion	86,690	95,522
Property and equipment, net of accumulated depreciation and amortization	7,700,201	7,769,833
Goodwill	674,539	674,539
Intangible assets, net of amortization	691,231	717,817
Other assets	169,550	359,312
Total assets	$34,482,164	$35,977,944
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,539,831	$2,395,721
Short-term notes payable	131,287	1,213,332
Current installments of long-term capital lease obligations	74,138	71,680
Current installments of long-term debt	729,022	4,484,161
Total current liabilities	3,474,278	8,164,894

Long-term debt, less current installments	13,210,772	9,653,598
Long-term capital lease obligations, less current installments	147,319	166,762
Minority interest	1,935,804	2,085,573
Total liabilities	18,768,173	20,070,827

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 authorized: none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized:
8,763,771 and 8,738,771 shares issued, respectively
8,668,429 and 8,676,461 shares outstanding, respectively	8,668	8,676
Additional paid-in capital	33,105,008	33,063,750
Accumulated deficit	(17,104,897)	(16,911,758)
Less treasury stock, at cost
95,342 and 62,310 shares, respectively	(294,788)	(253,551)
Total stockholders' equity	15,713,991	15,907,117
Total liabilities and stockholders' equity	$34,482,164	$35,977,944
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2009	2008

Revenues	$6,195,014	$3,510,905
Costs and expenses:
Cost of sales	3,994,002	2,124,749
Selling, general and administrative	2,653,086	2,813,000
Total operating expenses	6,647,088	4,937,749

Operating loss	(452,074)	(1,426,844)

Other income (expenses):
Interest and dividend income	131,438	176,450
Realized gains (losses) on the sale of trading securities	(82,941)	44,573
Unrealized gains (losses) on trading securities	96,815	(1,376,539)
Interest expense	(218,608)	(113,030)
Texas Emissions Reduction Plan Grant	-	57,589
Other income	195,146	21,438
Total other income (expense)	121,850	(1,189,519)

Net loss before income tax	(330,224)	(2,616,363)
Income tax expense	12,684	14,132
Net loss from operations before minority interest	(342,908)	(2,630,495)
Minority interest	149,769	248,242
Net loss from continuing operations	$(193,139)	$(2,382,253)
Net loss from discontinued operations, net of taxes	-	(798,559)
Net loss	$(193,139)	$(3,180,812)

Net loss per common share - basic and diluted:
Continuing operations	$(0.02)	$(0.33)
Discontinued operations	$-	$(0.11)
Total	$(0.02)	$(0.45)

Weighted average common shares - basic and diluted	8,689,074	7,112,258
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(193,139)	$(3,180,812)
Net loss from discontinued operations	-	(798,559)
Net loss from continuing operations	(193,139)	(2,382,253)
Adjustments to reconcile net loss from continuing operations to net cash provided (used in) operating activities from continuing operations:
Depreciation and amortization	293,557	115,722
Share-based compensation	41,250	139,833
Realized (gains) losses on the sale of trading securities	82,941	(44,573)
Unrealized (gains) losses on trading securities	(96,815)	1,376,539
Texas Emissions Reduction Plan Grant	-	(57,589)
Minority interest in net loss of consolidated subsidiary	(149,769)	(483,442)
Change in operating assets and liabilities:
Accounts receivable	353,624	1,288,312
Trading securities	95,443	(225,479)
Inventories	(268,216)	(672,872)
Deposits for pipe inventory purchases	-	-
Prepaid expenses and other current assets	49,060	98,893
Other assets	17,970	9,861
Accounts payable and accrued expenses	144,109	(61,340)
Net cash provided by (used in) operating activities from continuing operations	370,015	(898,388)

Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(25,546)	(61,025)
Proceeds from sale of drilling rigs	-	200,000
Investment in rigs held for sale	-	(14,123)
Redemption of certificate of deposit	1,000,000	1,500,000
Investment in certificate of deposit	(700,000)	(244,800)
Purchase of note receivable from bank	(300,000)	-
Proceeds from notes receivable	33,306	61,815
Loans to related parties	(241,200)	(3,277)
Net cash provided by (used in) investing activities from continuing operations	(233,440)	1,438,590

Cash flows from financing activities from continuing operations:
Principal payments under capital lease obligations	(16,985)	-
Payments on margin loans	-	(149,836)
Net borrowings under lines of credit agreements and short-term notes	3,112	598,000
Principal payments on debt	(1,283,122)	(130,530)
Payments for acquisition of treasury stock	(41,237)	(19,790)
Net cash provided by (used in) financing activities from continuing operations	(1,338,232)	297,844

	Three Months Ended March 31,
	2009	2008
Net increase (decrease) in cash and cash equivalents from continuing operations	$(1,201,657)	$838,046
Cash and cash equivalents at beginning of period from continuing operations	3,114,575	2,293,795
Cash and cash equivalents at end of period from continuing operations	$1,912,918	$3,131,841

Discontinued operations:
Net cash used in operating activities	$-	$(1,076,236)
Net cash used in investing activities	-	(137,221)
Net cash used in financing activities	-	(32,124)
Net increase in cash and cash equivalents from discontinued operations	-	(1,245,581)
Cash and cash equivalents at beginning of period from discontinued operations	-	1,597,361
Cash and cash equivalents at end of period from discontinued operations	$-	$351,780

Supplemental schedule of cash flow information:
Interest paid	$185,076	$122,336
Taxes paid	$-	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

American International Industries, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2009 and 2008, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of March 31, 2009, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities:

	As of March 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$636,872	$636,872	$636,872	$-	$-

Recent Accounting Pronouncements

In addition to the pronouncements noted above, there were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended March 31, 2009 and 2008, American had unrealized trading gains of $96,815 and losses of $1,376,539, respectively, related to securities held on those dates.  American recorded realized losses of $82,941 for the three months ended March 31, 2009 and realized gains of $44,573 on the sales of trading securities and for the three months ended March 31, 2008.

On November 27, 2007, American acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB: RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000. The closing market price on the date of this transaction for RBCF was $2.87 per common share. During 2008, American purchased an additional 38,900 shares at an average purchase price of $0.17 per share. During the three months ended March 31, 2009, American purchased an additional 28,000 shares at an average purchase price of $0.12 per share.  At March 31, 2009, our investment in the 1,066,900 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $277,394, or $0.26 per share, based upon the closing market price on that date. At December 31, 2008, our investment in the 1,038,900 shares of RBCF common stock is classified as trading securities on the balance sheet and was valued at $311,670, or $0.30 per share, based upon the closing market price on that date. Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California.

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

Revenues and expenses of Shumate Energy Technologies, Inc. are included in American's statement of operations from October 8, 2008 through March 31, 2009.

Note 4 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Work in process	$623,130	$549,954
Finished goods	4,281,659	3,434,361
Less reserve	(95,233)	(95,263)
	$4,809,556	$3,889,052

During the year ended December 31, 2008, American entered into various agreements to purchase pipe inventory from vendors.  At December 31, 2008 and March 31, 2009, American had cash deposits of $2,221,932 and $1,569,644, respectively, for inventory purchases under these agreements that had not been received.

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

Note 6 - Long-term Notes Receivable

Long-term notes receivable consists of the following:

	March 31, 2009	December 31, 2008
Net note receivable from sale of real estate, principal balance due on or before July 30, 2009, secured by property lien (a)	$3,020,044	$3,020,044
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	121,111	126,617
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Unsecured note receivable for sale of drilling rig, principal and interest due monthly through December 31, 2009	86,209	114,009
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (c)	552,063	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (c)	250,000	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009	225,000	225,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (d)	300,000	-
Notes receivable	4,754,427	4,487,733
Less current portion	(4,667,737)	(4,392,211)
Notes receivable, less current portion	$86,690	$95,522

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2009.  On July 30, 2004, American sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period specified by SFAS No. 66.  Principal payments have reduced the note balance to $3.0 million as of March 31, 2009.  American recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).  The borrower is in the process of refinancing this note with a new lender.  The property securing this note was appraised for $9,175,000 by an independent appraiser.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note face value and payments are currently being made on the other note receivable with Marald in accordance with note terms, American believes payment terms will be successfully negotiated and no further discounting of the loan was deemed necessary as of March 31, 2009.

(c) Unsecured notes receivable due April 30 and December 31, 2008.  These delinquent notes were due from Hammonds Industries, Inc.  Since the assets of the Hammonds' companies were sold on April 16, 2009 (see note 20), several alternatives are being pursued for the use of the public company.  The adoption of any of these alternatives is contingent upon the new entity assuming the public company's liabilities.  Management has assessed these notes for impairment and feels that collectability is reasonably possible based on the alternatives being pursued for the public company.

(d) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note was purchased on March 31, 2009 and new payment terms are being negotiated for this note receivable with the debtors, Las Vegas Premium Gold.  This note was purchased as an investment to receive the interest income from the note.  Management has assessed this note for impairment and feels that collectability is reasonably possible based on the personal guarantees of the principals.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three months ended March 31, 2009 and 2008, American recognized interest income of $72,812 and $81,357, respectively.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2009	December 31, 2008
Land		$892,945	$892,945
Building and improvements	20	943,200	933,200
Machinery and equipment	7-15	7,570,619	7,386,789
Office equipment and furniture	7	388,402	384,893
Automobiles	5	768,151	768,151
		10,563,317	10,365,978
Less accumulated depreciation and amortization		(2,863,116)	(2,596,145)
Net property and equipment		$7,700,201	$7,769,833

During the three months ended March 31, 2009, $171,793 of equipment that was classified as other assets as of December 31, 2008, was placed in service and reclassified to property and equipment.

Depreciation expense for the three months ended March 31, 2009 and 2008 was $266,971 and $115,722, respectively.

SET has entered into a capital lease agreement for the acquisition of machinery and equipment.  The asset acquired under such financing arrangement included in property and equipment is as follows:

March 31, 2009
Machinery and equipment	$301,000
Less accumulated depreciation and amortization	(15,050)
Net property and equipment	$285,950

Principal repayment provisions of this long-term capital lease are as follows at March 31, 2009:

2009	$54,695
2010	81,758
2011	85,004
Total	$221,457

Note 8 - Intangible Assets

Intangible assets at March 31, 2009 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$52,072	$676,928	7 years
Name and logo	15,403	1,100	14,303	7 years
Intangible assets	$744,403	$53,172	$691,231	7 years

Intangible assets at December 31, 2008 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$26,036	$702,964	7 years
Name and logo	15,403	550	14,853	7 years
Intangible assets	$744,403	$26,586	$717,817	7 years

Amortization expense for the three months ended March 31, 2009 and 2008 was $26,586 and $-0-, respectively.

Note 9 - Short-term Notes Payable

	March 31, 2009	December 31, 2008
Delta lawsuit settlement with no interest, principal due in monthly payments of $25,000 through August 1, 2009	$100,000	$175,000
Insurance note payable with interest at 5.24%, principal and interest due in monthly payments of $31,288 through May 1, 2009	31,287	125,150
Note payable with interest at 6%, principal and interest due monthly, with a balloon payment due April 2009	-	913,182
	$131,287	$1,213,332

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

At March 31, 2009 and December 31, 2008, the average annual interest rates of our short-term borrowings were approximately 5.97% and 5.91%, respectively.

Note 10 - Long-term Debt

Long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
Note payable to a bank, due in monthly installments of interest only of $25,000 for the first three months, principal and interest of $44,000 due in monthly installments thereafter, interest at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2013, secured by the assets of Shumate Energy Technologies, Inc.	$4,961,931	$5,000,000
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due March 2014, secured by real property	1,000,000	1,000,000
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2010, secured by assets of Delta Seaboard Well Service, Inc. (a)	1,225,066	1,379,106
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property	943,500	943,500
Note payable to a bank, due in quarterly installments of interest only at 7%, with a principal balance due on October 8, 2010, secured by a certificate of deposit	500,000	500,000
Note payable to a bank, due in monthly installments of interest only at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2010, secured by the assets of Shumate Energy Technologies, Inc.	750,239	625,087
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property	504,084	514,165
Note payable to a bank, which allows Northeastern Plastics to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of Northeastern Plastics, Inc.	1,151,000	1,119,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due February 2009, secured by a certificate of deposit	-	1,000,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 8.0%, with a principal balance due on May 2011, secured by real property (a)	1,740,000	1,740,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta Seaboard Well Service, Inc. (a)	868,566	-
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta Seaboard Well Service, Inc.	213,086	226,929
Other secured notes with various terms	82,322	89,972
	13,939,794	14,137,759
Less current portion	(729,022)	(4,484,161)
	$13,210,772	$9,653,598

(a)  During the three months ended March 31, 2009, the due dates for these notes were extended and the balances have been reclassified to long-term.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at March 31, 2009:

2009	$607,410
2010	5,146,522
2011	2,173,269
2012	597,086
2013	4,138,132
Thereafter	1,277,375
Total	$13,939,794

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

On March 30, 2007, American issued 144,000 stock options to American's Chairman and CEO, with an exercise price of $7.00 per share, expiring in 2 years.  In connection with American's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these options were adjusted to reflect the dividends, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.  These options expired worthless on March 30, 2009.

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

American estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees as of March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price March 31, 2009
Outstanding at beginning of period	414,720	$4.86
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	(207,360)	N/A
Outstanding and exercisable at end of period	207,360	$4.86

Weighted average fair value of options granted during the period	207,360	$4.86

The following table summarizes information about fixed stock options to employees outstanding at March 31, 2009:

Exercise Price	Number Outstanding and Exercisable at March 31, 2009
$4.86	207,360

Stock-based compensation consists of the following:

	March 31, 2009	March 31, 2008
Common shares issued for services	$41,250	$51,770
Stock options issued for services	-	88,063
Stock-based compensation	$41,250	$139,833

Note 12 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at March 31, 2009, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $4.9 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of, and during, the three months ended March 31, 2009, American had one customer that accounted for 15% of trade accounts receivable and 15% of revenues on a consolidated basis.  Additionally, American had two customers that accounted for 13% and 14% of revenues on a consolidated basis.

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

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income. American applied this guidance and during the three months ended March 31, 2008, Delta increased machinery and equipment and recognized other income for this grant in the amount of $57,589.

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

Note 14 - Related Party Transactions

At December 31, 2008, American had a note receivable from the CEO in the amount of $105,000.  During the three months ended March 31, 2009, American advanced an additional $227,000, resulting in a total receivable from the CEO of $332,000 at March 31, 2009.

Note 15 - Income Taxes

The provision for income taxes consists of the following:

March 31, 2009
Current taxes	$-
Deferred tax benefit	(1,395,086)
Benefits of operating loss carryforwards	1,395,086
Current Federal Taxes	-
Texas Margin Tax estimate - 2009	12,684
Income tax expense	$12,684

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:
- American consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of American as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $128,439 and
- the valuation allowance for deferred tax assets increased by $2,662,555.

The following table sets forth a reconciliation of statutory income taxes:

	March 31, 2009	March 31, 2008
Net loss before taxes	$(330,224)	$(2,616,363)
Income tax benefit computed at statutory rate	$(112,276)	$(723,326)
Permanent differences	(36,693)	(61,825)
Net effects of temporary differences	-	105,058
Effect of federal graduated rates	148,969	1,269,415
Increase in valuation allowance	-	(589,322)
Texas Margin Tax estimate - 2009	12,684	14,132
	$12,684	$14,132

American has loss carryforwards totaling $7,919,069 available at March 31, 2009 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$128,093	2017
$566,409	2018
$1,028,302	2019
$1,551,019	2020
$288,855	2022
$4,356,391	2023

Note 16 - Loss Per Share

Basic loss per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted loss per share, in addition to the weighted average determined for basic loss per share, includes common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended
	March 31, 2009	March 31, 2008
Basic loss per share:
Net loss from continuing operations	$(193,139)	$(2,382,253)
Net loss from discontinued operations net of taxes	-	(798,559)
Net loss applicable to common shareholders	$(193,139)	$(3,180,812)
Weighted average common shares outstanding - basic and diluted	8,689,074	7,112,258
Net loss per share - basic and diluted:
Continuing operations	$(0.02)	$(0.33)
Discontinued operations	-	(0.11)
Total	$(0.02)	$(0.45)

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

Delta Seaboard Well Service, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through March 31, 2009. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

Delta leases space under a commercial lease which expires in June 2010. Future minimum lease payments are as follows:

Year December 31,	Amount
2009	$83,250
2010	55,500
Total	$138,750

SET leases space under a commercial lease which expires in October 2013. Future minimum lease payments are as follows:

Year December 31,	Amount
2009	$198,900
2010	265,200
2011	265,200
2012	265,200
2013	221,000
Total	$1,215,500

Note 18 - Segment Information

We have three reporting segments and corporate overhead:

• Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
• Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
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

Consolidated revenues from external customers, operating income (loss), identifiable assets, depreciation and amortization expense, and capital expenditures were as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
Northeastern Plastics	$1,644,282	$1,427,956
Shumate Energy Technologies	2,086,821	-
Delta Seaboard	2,463,911	2,082,949
Total revenues	$6,195,014	$3,510,905

Operating income (loss) from continuing operations:
Northeastern Plastics	$(24,505)	$(139,925)
Shumate Energy Technologies	164,281	-
Delta Seaboard	(177,243)	(529,800)
Corporate	(414,607)	(757,119)
Operating loss from continuing operations	(452,074)	(1,426,844)
Other income (expenses) from continuing operations	121,850	(1,189,519)
Net loss from continuing operations before income tax	$(330,224)	$(2,616,363)

	March 31, 2009	December 31, 2008
Identifiable assets:
Northeastern Plastics	$5,640,757	$5,836,635
Shumate Energy Technologies	6,850,441	6,871,304
Delta Seaboard	7,397,858	7,771,609
Corporate	14,593,108	15,498,396
Total identifiable assets	$34,482,164	$35,977,944

	Three Months Ended March 31,
	2009	2008
Depreciation and amortization:
Northeastern Plastics	$15,635	$15,525
Shumate Energy Technologies	163,174	-
Delta Seaboard	112,365	96,843
Corporate	2,383	3,354
Depreciation and amortization from continuing operations	293,557	115,722
Depreciation and amortization from discontinued operations	-	223,375
Total depreciation and amortization	$293,557	$339,097

Capital expenditures:
Northeastern Plastics	$527	$24,062
Shumate Energy Technologies	1,628	-
Delta Seaboard	12,038	36,963
Corporate	11,353	-
Capital expenditures for continuing operations	25,546	61,025
Capital expenditures for discontinued operations	-	127,243
Total capital expenditures	$25,546	$188,268

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

The consolidated statement of operations for the three months ended March 31, 2008 has been restated to reflect the discontinued operations of Hammonds as summarized below:

Three Months Ended March 31, 2008
Net loss from continuing operations	$(2,382,253)
Net loss from discontinued operations net of taxes	(798,559)
Net loss applicable to common shareholders	$(3,180,812)
Weighted average common shares outstanding - basic and diluted	7,112,258
Net loss per share - basic and diluted:
Continuing operations	$(0.33)
Discontinued operations	(0.11)
Total	$(0.45)

The consolidated statement of cash flows for the three months ended March 31, 2008 has been restated to reflect the discontinued operations of Hammonds as summarized below:

Three Months Ended March 31, 2008
Continuing operations:
Net cash used in operating activities	$(898,388)
Net cash provided by investing activities	1,438,590
Net cash provided by financing activities	297,844
Net increase in cash and cash equivalents from continuing operations	838,046
Cash and cash equivalents at beginning of period from continuing operations	2,293,795
Cash and cash equivalents at end of period from continuing operations	$3,131,841

Discontinued operations:
Net cash used in operating activities	$(1,076,236)
Net cash used in investing activities	(137,221)
Net cash provided by financing activities	(32,124)
Net increase in cash and cash equivalents from discontinued operations	(1,245,581)
Cash and cash equivalents at beginning of period from discontinued operations	1,597,361
Cash and cash equivalents at end of period from discontinued operations	$351,780

Hammonds' revenues and net loss before income tax are summarized below:

Three Months Ended March 31, 2008
Revenues	$2,205,157
Net loss before income tax	$(789,683)

Note 20 - Subsequent Events

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc.  Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets in consideration for the payment of Hammonds’ debt owed to Texas Community Bank in the amount of $2.6 million.  The balance of Hammonds’ bank debt in the amount of $350,000 was paid by American and will be recorded as a net loss from discontinued operations for the three and six months ended June 30, 2009.  American was relieved of its $1,000,000 guarantee of Hammonds’ debt.

Since April 1, 2009 through May 8, 2009, American paid $135,600 to repurchase 164,814 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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
• Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended March 31, 2009 and 2008.

Net revenues. For the three months ended March 31, 2009, revenues from continuing operations were $6,195,014, compared to $3,510,905 for the three months ended March 31, 2008, representing an increase of $2,684,109, or 76%.

Delta reported revenues of $2,463,911 for the three months ended March 31, 2009, compared to 2,082,949 for the same period in 2008, representing an increase of $380,962, or 18%. The increase in revenues at Delta is due to an increase in pipe sales of $325,453 to the oil field service industry.  Pipe sales revenues have increased due to increased drilling activity creating a greater demand for pipe.

The results of SET for the three months ended March 31, 2009 are included in our results of operations. For the period ended March 31, 2009, SET's revenues were $2,086,821, gross margin was 20%, and net operating income was $164,281.

Revenues at NPI during the three months ended March 31, 2009 were $1,644,282, compared to $1,427,956 for the three months ended March 31, 2008, representing an increase of $216,326, or 15%.  During the three months ended March 31, 2008, NPI experienced a decline in revenues of 39%, compared to its revenues for the same period in 2007, due to an overstock position from the 2007 holiday season and the delay of a large order from the first quarter to the second quarter of 2008.  NPI's revenues for the three months ended March 31, 2009 were 30% lower than its revenues for the same period in 2007, due to the decline in the economy.  NPI's strategic plan for 2009 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.  NPI is highly reliant upon a small customer base, with approximately 52% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues.  The sales of NPI have historically been subject to sharp seasonal variations.

Loss from operations. Our operating loss for the three months ended March 31, 2009 was $452,074, compared to the operating loss of $1,426,844 for the three months ended March 31, 2008, representing an improvement of $974,770, or 68%.  The improvement was due to the increase in revenues and a decrease in selling, general and administration costs as a percentage of revenues to 43% for the three months ended March 31, 2009, compared to 80% for the same period in 2008.

Total other income/expenses. Other income was $121,850 for the three months ended March 31, 2009, compared to other expenses of $1,189,519 for the three months ended March 31, 2008, representing an improvement of $1,311,369.  Net realized/unrealized gains on trading securities were $13,874 for the three months ended March 31, 2009, compared to net losses of $1,331,966 for the three months ended March 31, 2008.  The net unrealized losses on trading securities of $1,376,539 for the three months ended March 31, 2008, were due primarily to declines in the market values of our investments in OI Corporation and Rubicon Financial Incorporated of $1,191,080 (see note 2).  For the three months ended March 31, 2009, American recognized other income in the amount of $195,146, of which $175,000 was for providing right-of-way access on the 287 acres in Galveston County.  Interest expense was $218,608 for the three months ended March 31, 2009, compared to $113,030 for the three months ended March 31, 2008.  The increase in interest expense was due primarily to the $5 million in debt used to fund the acquisition of the assets of Shumate Machine Works.

Net loss. We had a net loss from continuing operations of $193,139, or $0.02 per share, for the three months ended March 31, 2009, compared to a net loss of $2,382,253, or $0.33 per share, for the same period in 2008.  We had a net loss from discontinued operations of $798,559, or $0.11 per share, for the three months ended March 31, 2008.  Our net loss was $193,139, or $0.02 per share, for the three months ended March 31, 2009, compared to a net loss of $3,180,812, or $0.45 per share, for the three months ended March 31, 2008.

Liquidity and Capital Resources

Total assets/working capital. Total assets at March 31, 2009 were $34,482,164, compared to $35,977,944 at December 31, 2008, representing a decrease of $1,495,780.  The primary reason for the decrease in total assets resulted from the use of cash and the redemption of certificates of deposit to reduce our debt by $1,280,010.  At March 31, 2009, consolidated working capital was $21,685,675, compared to working capital of $18,196,027 at December 31, 2008, representing an increase of $3,489,648, primarily due to the reclassification of debt from short-term to long-term.

Cash flow from operations. For the three months ended March 31, 2009, we had cash flow provided by operations of $370,015, compared to negative cash flow from operations of $898,388 during the same period in 2008.  Our net loss of $193,139 for the three months ended March 31, 2009 included non-cash expenses of $334,807, including depreciation and amortization of $293,557 and share-based compensation of $41,250.  Our net loss of $2,382,253 for the three months ended March 31, 2008 included non-cash expenses of $1,632,094, including depreciation and amortization of $115,722, share-based compensation of $139,833, and unrealized losses on trading securities of $1,376,539.  Our inventories increased by $268,216 for the three months ended March 31, 2009, compared to an increase of $672,872 during the three months ended March 31, 2008.  We decreased our investments in trading securities by $95,443 during the three months ended March 31, 2009, compared to an increase of $225,479 during the same period in 2008.  Accounts receivable decreased by $353,624 during the three months ended March 31, 2009, compared to a decrease of $1,288,312 during the same period in 2008.  Prepaid expenses decreased by $49,060, other assets decreased by $17,970, and accounts payable increased by $144,109 for the three months ended March 31, 2009.  For the three months ended March 31, 2008, prepaid expenses decreased by $98,893, other assets decreased by $9,861, and accounts payable decreased by $61,340.

Cash flow from investing activities. Our investing activities used cash of $233,440 during the three month period ended March 31, 2009, as a result of a the issuance of a note receivable of $300,000 and loans to related parties of $241,200, offset by a net decrease in investments in certificates of deposit of $300,000.  This is compared to cash provided by investing activities during the same period in the prior year in the amount of $1,438,590 during the three month period ended March 31, 2008, as a result of a net decrease in investments in certificates of deposit of $1,255,200 and proceeds from the sale of drilling rig equipment of $200,000.

Cash flow from financing activities. During the three months ended March 31, 2009, our financing activities used cash of $1,338,232 compared to cash provided of $297,844 during the same period in 2008.  During the three month period ended March 31, 2009, we made payments of $1,283,122 on debt and purchased 33,032 shares of treasury stock at a cost of $41,237.  During the 2008 period, we received net proceeds from line-of-credit agreements of $598,000. We made payments of $280,366 on debt and margin loans during the three month period ended March 31, 2008.

Real estate. During the fourth quarter of 2008, American received a 1.705 acre tract of land in Galveston County appraised at $540,000 as a guarantor's fee.  In connection with this fee, American has pledged $1,750,000 in certificates of deposit for a $4,000,000 loan to Dawn Condominiums L.P. at Texas Community Bank.  As the principal of the loan is reduced, the bank will release portions of the pledged certificates of deposit until the loan is paid in full.  This property is pledged as collateral for loans owed by Hammonds Industries, Inc. to Texas Community Bank.  During 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  American continues to own 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  American has engaged CBRE on an exclusive basis to sell the property for an increased listing price of $25,000,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from Legal Proceedings as previously disclosed in the Registrant’s annual report for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2008.

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

(b) Reports on Form 8-K During the Period Covered by this Report: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated:  May 11, 2009

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  May 11, 2009