Form 10-Q
period 2009-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2009-08-14
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 14, 2009, the Registrant had 8,764,615 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,057,339	$3,114,575
Certificate of deposit	2,765,000	4,315,000
Trading securities	643,937	718,442
Accounts receivable, less allowance for doubtful accounts
of $149,071 and $138,217, respectively	4,392,475	4,956,941
Current portion of notes receivable	4,640,194	4,392,211
Accounts and notes receivable from related parties	320,545	98,606
Inventories	5,633,120	3,889,052
Real estate held for sale	2,449,066	2,449,066
Deposits for pipe inventory purchases	1,275,737	2,221,932
Prepaid expenses and other current assets	393,497	205,096
Total current assets	24,570,910	26,360,921

Long-term notes receivable, less current portion	77,703	95,522
Property and equipment, net of accumulated depreciation and amortization	7,537,135	7,769,833
Goodwill	674,539	674,539
Intangible assets, net of amortization	664,645	717,817
Other assets	148,690	359,312
Total assets	$33,673,622	$35,977,944
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,055,302	$2,395,721
Short-term notes payable	283,047	1,213,332
Current installments of long-term capital lease obligations	76,614	71,680
Current installments of long-term debt	3,889,807	4,484,161
Total current liabilities	7,304,770	8,164,894

Long-term debt, less current installments	9,738,401	9,653,598
Long-term capital lease obligations, less current installments	127,227	166,762
Total liabilities	17,170,398	17,985,254

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized: none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized:
8,763,771 and 8,738,771 shares issued, respectively
8,489,715 and 8,676,461 shares outstanding, respectively	8,489	8,676
Additional paid-in capital	33,105,187	33,063,750
Accumulated deficit	(17,957,145)	(16,911,758)
Less treasury stock, at cost
274,056 and 62,310 shares, respectively	(446,226)	(253,551)
Total American International Industries, Inc. equity	14,710,305	15,907,117
Noncontrolling interest	1,792,919	2,085,573
Total equity	16,503,224	17,992,690
Total liabilities and equity	$33,673,622	$35,977,944
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$6,232,115	$7,075,290	$12,427,129	$10,586,195
Costs and expenses:
Cost of sales	4,004,522	4,282,658	7,998,524	6,407,407
Selling, general and administrative	2,746,616	2,425,927	5,399,702	5,238,927
Total operating expenses	6,751,138	6,708,585	13,398,226	11,646,334

Operating profit (loss)	(519,023)	366,705	(971,097)	(1,060,139)

Other income (expenses):
Interest and dividend income	111,136	156,883	242,575	333,333
Delta lawsuit settlement	-	(1,450,000)	-	(1,450,000)
Realized gains (losses) on the sale of trading securities	(266,289)	26,566	(349,231)	71,139
Unrealized gains (losses) on trading securities	302,060	(1,277,131)	398,874	(2,653,670)
Interest expense	(263,672)	(297,462)	(482,279)	(410,492)
Texas Emissions Reduction Plan Grant	-	-	-	57,589
Gain on property dividend distribution	-	2,945,133	-	2,945,133
Other income	3,201	4,665	198,347	26,103
Total other income (expense)	(113,564)	108,654	8,286	(1,080,865)

Income (loss) before income tax	(632,587)	475,359	(962,811)	(2,141,004)
Income tax expense (benefit)	12,546	(88,572)	25,230	(74,440)
Income (loss) from continuing operations, net of income taxes	(645,133)	563,931	(988,041)	(2,066,564)
Loss from discontinued operations, net of income taxes	(350,000)	(678,050)	(350,000)	(1,476,609)
Net loss	(995,133)	(114,119)	(1,338,041)	(3,543,173)
Net income attributable to the noncontrolling interest	142,885	290,384	292,654	538,626
Net income (loss) attributable to American International Industries, Inc.	$(852,248)	$176,265	$(1,045,387)	$(3,004,547)
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.06)	$0.12	$(0.08)	$(0.21)
Discontinued operations	$(0.04)	$(0.10)	$(0.04)	$(0.21)
Total	$(0.10)	$0.02	$(0.12)	$(0.42)

Weighted average common shares - basic and diluted	8,530,865	7,135,012	8,609,530	7,123,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,338,041)	$(3,543,173)
Loss from discontinued operations	(350,000)	(1,476,609)
Loss from continuing operations	(988,041)	(2,066,564)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Property dividend distribution gain	-	(2,945,133)
Delta lawsuit settlement	-	1,450,000
Depreciation and amortization	591,485	237,399
Share-based compensation	41,250	253,624
Realized (gains) losses on the sale of trading securities	349,231	(71,139)
Unrealized (gains) losses on trading securities	(398,874)	2,653,670
Texas Emissions Reduction Plan Grant	-	(57,589)
Change in operating assets and liabilities:
Accounts receivable	564,466	(563,564)
Trading securities	124,148	(95,289)
Inventories	(797,874)	(464,076)
Prepaid expenses and other current assets	(188,401)	(1,196,578)
Other assets	38,830	9,861
Accounts payable and accrued expenses	659,580	241,337
Net cash used in operating activities from continuing operations	(4,200)	(2,614,041)

Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(133,821)	(142,194)
Proceeds from sale of drilling rigs	-	200,000
Investment in rigs held for sale	-	(14,123)
Redemption of certificate of deposit	4,000,000	3,600,000
Investment in certificate of deposit	(2,450,000)	(3,415,421)
Purchase of note receivable from bank	(300,000)	-
Issuance of note receivable	-	(225,000)
Proceeds from notes receivable	69,836	121,520
Loans to related parties	(221,939)	(80,000)
Net cash provided by investing activities from continuing operations	964,076	44,782

Cash flows from financing activities from continuing operations:
Principal payments under capital lease obligations	(34,600)	-
Proceeds from issuance of debt	283,851	2,117,663
Payments on margin loans	-	(107,795)
Dividend distribution to Delta's noncontrolling interest owners	-	(235,200)
Net borrowings (repayments) under lines of credit agreements and short-term notes	(28,382)	1,427,000
Principal payments on debt	(1,695,306)	(652,380)
Payments for acquisition of treasury stock	(192,675)	(19,790)
Net cash provided by (used in) financing activities from continuing operations	(1,667,112)	2,529,498

	Six Months Ended June 30,
	2009	2008
Net decrease in cash and cash equivalents from continuing operations	$(707,236)	$(39,761)
Net decrease in cash and cash equivalents from discontinued operations	(350,000)	-
Cash and cash equivalents at beginning of period from continuing operations	3,114,575	2,293,795
Cash and cash equivalents at end of period from continuing operations	$2,057,339	$2,254,034

Discontinued operations:
Net cash used in operating activities	$-	$(1,230,540)
Net cash used in investing activities	-	(197,676)
Net cash used in financing activities	-	(64,324)
Net decrease in cash and cash equivalents from discontinued operations	-	(1,492,540)
Cash and cash equivalents at beginning of period from discontinued operations	-	1,597,361
Cash and cash equivalents at end of period from discontinued operations	$-	$104,821

Supplemental schedule of cash flow information:
Interest paid	$494,059	$423,651
Taxes paid	$-	$6,361

Non-cash transactions from discontinued operations:
Acquisition of fixed assets under capital lease obligations	$-	$203,516
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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2009 and 2008, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

Fair Value of Financial Instruments

Effective January 1, 2008, American adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

American believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of June 30, 2009, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities:

	As of June 30, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$643,937	$643,937	$643,937	$-	$-

Recent Accounting Pronouncements

Effective January 1, 2009, American began implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 required American to:

•	Recharacterize minority interests, previously classified within liabilities, as noncontrolling interests reported as a component of consolidated equity on the balance sheet,
•	Include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests, and
•
Account for increases and decreases in noncontrolling interests as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests being accounted for as a change to the controlling entity’s equity instead of as current period gains/losses in the consolidated income statement. Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented.  As a result of the implementation of SFAS No. 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 increased by $2,085,573 representing noncontrolling interest, and total liabilities at December 31, 2008 decreased by $2,085,573 as a result of the elimination of minority interest.  Also as a result of the adoption of SFAS No. 160, for the three and the six months ended June 30, 2008, respectively, Income (loss) from continuing operations, net of income taxes decreased by $290,384 and $538,626 and net earnings attributable to the noncontrolling interest increased by $290,384 and $538,626.

In addition to the pronouncements noted above, there were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the six months ended June 30, 2009 and 2008, American had unrealized trading gains of $398,874 and losses of $2,653,670, respectively, related to securities held on those dates.  The unrealized losses for the six months ended June 30, 2008, were due primarily to the decline in value of American's 1,000,000 shares of Rubicon Financial Incorporated's (OTCBB: RBCF.OB) common stock of $2,050,000.  At June 30, 2008 and December 31, 2007, our investment in the 1,000,000 shares of RBCF common stock, classified as trading securities on the balance sheet, was valued at $1,650,000, or $1.65 per share, and $3,700,000, or $3.70 per share, respectively, based upon the closing market prices on those dates, respectively.  American recorded realized losses of $349,231 for the six months ended June 30, 2009 and realized gains of $71,139 for the six months ended June 30, 2008.

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

American's subsidiary recorded the acquisition using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. The purchase price of $5,000,000 has been allocated at follows:

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

Revenues and expenses of Shumate Energy Technologies, Inc. are included in American's statement of operations from October 8, 2008 through June 30, 2009.

Note 4 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Work in process	$1,216,491	$549,954
Finished goods	4,511,862	3,434,361
Less reserve	(95,233)	(95,263)
	$5,633,120	$3,889,052

During the year ended December 31, 2008, American entered into various agreements to purchase pipe inventory from vendors.  At June 30, 2009 and December 31, 2008, American had cash deposits of $1,275,737 and $2,221,932, respectively, for inventory purchases under these agreements that had not been received.

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

Note 6 - Long-term Notes Receivable

Long-term notes receivable consists of the following:
	June 30, 2009	December 31, 2008
Net note receivable from sale of real estate, principal balance due on or before July 30, 2009, secured by property lien (a)	$3,020,044	$3,020,044
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	112,729	126,617
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Unsecured note receivable for sale of drilling rig, principal and interest due monthly through December 31, 2009	58,061	114,009
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (c)	552,063	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (c)	250,000	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009 (d)	225,000	225,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (e)	300,000	-
Notes receivable	4,717,897	4,487,733
Less current portion	(4,640,194)	(4,392,211)
Long-term notes receivable	$77,703	$95,522

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2009.  On July 30, 2004, American sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period required.  Principal payments have reduced the note balance to $3.0 million as of June 30, 2009.  American recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).  The borrower did not make the payment due on July 30, 2009.  The borrower and American have tentatively agreed that American will acquire the deed to the property in lieu of payment of the debt.  The property securing this note was appraised for $9,175,000 by an independent appraiser.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note face value and payments are currently being made on the other note receivable with Marald in accordance with note terms, American believes payment terms will be successfully negotiated and no further discounting of the loan was deemed necessary as of June 30, 2009.

(c) Unsecured notes receivable due April 30 and December 31, 2008.  These delinquent notes were due from Hammonds Industries, Inc.  The assets of the Hammonds' companies were sold on April 16, 2009 (see note 20).  On August 13, 2009, Hammonds Industries, Inc., American International Industries, Inc., Delta Seaboard Well Service, Inc., and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds. This agreement includes a provision to issue common shares for these unsecured notes.

(d) Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009.  This note is in default and American has obtained the shares of stock and a portion of the real property securing this note.  On July 13, 2009, American received title to 2,000,000 shares of Momentum Biofuels, Inc., valued at $100,000, or $0.05 per share, based upon the closing market price on that date.  On August 5, 2009, American foreclosed on real property valued at $376,000 by the Galveston County Appraisal District.

(e) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note was purchased on March 31, 2009 and new payment terms are being negotiated for this note receivable with the debtors, Las Vegas Premium Gold.  This note was purchased as an investment to receive the interest income from the note.  Management has assessed this note for impairment and feels that collectability is reasonably possible based on the personal guarantees of the principals.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and six months ended June 30, 2009 and 2008, American recognized interest income of $62,820, $82,270, $135,632, and $163,627, respectively.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2009	December 31, 2008
Land		$892,945	$892,945
Building and improvements	20	1,002,140	933,200
Machinery and equipment	7-15	7,613,767	7,386,789
Office equipment and furniture	7	390,138	384,893
Automobiles	5	771,712	768,151
		10,670,702	10,365,978
Less accumulated depreciation and amortization		(3,133,567)	(2,596,145)
Net property and equipment		$7,537,135	$7,769,833

During the six months ended June 30, 2009, $171,793 of equipment that was classified as other assets as of December 31, 2008, was placed in service and reclassified to property and equipment.

Depreciation expense for the three and six months ended June 30, 2009 and 2008 was $271,342, $121,677, $538,313, and $237,399, respectively.

SET has entered into a capital lease agreement for the acquisition of machinery and equipment.  The assets acquired under such financing arrangement included in property and equipment is as follows:

June 30, 2009
Machinery and equipment	$301,000
Less accumulated depreciation and amortization	(22,575)
Net property and equipment	$278,425

Principal repayment provisions of this long-term capital lease are as follows at June 30, 2009:

2009	$37,079
2010	81,758
2011	85,004
Total	$203,841

Note 8 - Intangible Assets

Intangible assets at June 30, 2009 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$78,108	$650,892	7 years
Name and logo	15,403	1,650	13,753	7 years
Intangible assets	$744,403	$79,758	$664,645	7 years

Intangible assets at December 31, 2008 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$26,036	$702,964	7 years
Name and logo	15,403	550	14,853	7 years
Intangible assets	$744,403	$26,586	$717,817	7 years

Amortization expense for the three and six months ended June 30, 2009 and 2008 was $26,586, $0, $53,172, and $0, respectively.

Note 9 - Short-term Notes Payable

	June 30, 2009	December 31, 2008
Delta lawsuit settlement with no interest, principal due in monthly payments of $25,000 through August 1, 2009	$25,000	$175,000
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $25,805 through May 1, 2010	258,047	-
Insurance note payable with interest at 5.24%, principal and interest due in monthly payments of $31,288 through May 1, 2009	-	125,150
Note payable with interest at 6%, principal and interest due monthly, with a balloon payment due April 2009	-	913,182
	$283,047	$1,213,332

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

At June 30, 2009 and December 31, 2008, the average annual interest rates of our short-term borrowings were approximately 4.99% and 5.91%, respectively.

Note 10 - Long-term Debt

Long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
Note payable to a bank, due in monthly installments of interest only of $25,000 for the first three months, principal and interest of $44,000 due in monthly installments thereafter, interest at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2013, secured by the assets of Shumate Energy Technologies, Inc.	$4,918,208	$5,000,000
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due August 26, 2009, secured by real property (a)	1,000,000	1,000,000
Note payable to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2010, secured by assets of Delta Seaboard Well Service, Inc. (b)	1,385,066	1,379,106
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property	943,500	943,500
Note payable to a bank, due in quarterly installments of interest only at 7%, with a principal balance due on October 8, 2010, secured by a certificate of deposit	500,000	500,000
Note payable to a bank, due in monthly installments of interest only at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2010, secured by the assets of Shumate Energy Technologies, Inc.	732,745	625,087
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property	493,929	514,165
Note payable to a bank, which allows Northeastern Plastics to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of Northeastern Plastics, Inc.	977,000	1,119,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due February 2009, secured by a certificate of deposit	-	1,000,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due on May 2011, secured by real property (c)	1,566,000	1,740,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta Seaboard Well Service, Inc. (c)	838,562	-
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta Seaboard Well Service, Inc.	199,005	226,929
Other secured notes with various terms	74,193	89,972
	13,628,208	14,137,759
Less current portion	(3,889,807)	(4,484,161)
	$9,738,401	$9,653,598

(a)  During the three months ended June 30, 2009, the due date of this note was extended from June 26, 2009 to August 26, 2009.
(b)  Delta's line of credit with the bank has historically been renewed prior to the due date for a period of 18 to 24 months.
(c)  During the six months ended June 30, 2009, the due dates for these notes were extended and the balances have been reclassified to long-term.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at June 30, 2009:

2009	$1,278,031
2010	5,112,008
2011	2,169,974
2012	592,240
2013	4,198,456
Thereafter	277,499
Total	$13,628,208

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

During the six months ended June 30, 2009, American purchased 211,746 common shares as treasury stock for $192,675.

On March 30, 2007, American issued 144,000 stock options to American's Chairman and CEO, with an exercise price of $7.00 per share, expiring in 2 years.  In connection with American's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these options were adjusted to reflect the dividends, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.  These options expired during the six months ended June 30, 2009.

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

American estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees as of June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price June 30, 2009
Outstanding at beginning of period	414,720	$4.86
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	(207,360)	N/A
Outstanding and exercisable at end of period	207,360	$4.86

Weighted average fair value of options granted during the period	207,360	$4.86

The following table summarizes information about fixed stock options to employees outstanding at June 30, 2009:

Exercise Price	Number Outstanding and Exercisable at June 30, 2009
$4.86	207,360

Stock-based compensation consists of the following:

	Six Months Ended June 30,
	2009	2008
Common shares issued for services	$41,250	$165,561
Stock options issued for services	-	88,063
Stock-based compensation	$41,250	$253,624

Note 12 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at June 30, 2009, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $2.5 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of, and during, the six months ended June 30, 2009, American had one customer that accounted for 12% of trade accounts receivable and 17% of revenues on a consolidated basis.  Additionally, American had one other customer that accounted for 15% of revenues on a consolidated basis.

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

Note 14 - Related Party Transactions

At December 31, 2008, American had a note receivable from the CEO in the amount of $105,000.  During the six months ended June 30, 2009, American advanced an additional $145,239, resulting in a total receivable from the CEO of $250,239 at June 30, 2009.  The balance of this note plus interest is being amortized to compensation expense through March 31, 2010.

Note 15 - Income Taxes

The provision for income taxes consists of the following:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Current taxes	$(2,006,212)	$(105,059)
Deferred tax benefit	2,006,212	(208,838)
Benefits of operating loss carryforwards	-	313,897
Current Federal Taxes	-	-
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	-	(93,616)
Texas Margin Tax	25,230	19,176
Income tax expense (benefit)	$25,230	$(74,440)

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:
- American consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of American as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $232,927 and
- the valuation allowance for deferred tax assets increased by $3,028,628.

The following table sets forth a reconciliation of statutory income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) before taxes	$(632,587)	$475,359	$(962,811)	$(2,141,004)

Income tax benefit computed at statutory rate	$(334,080)	$166,216	$(446,356)	$(557,110)
Permanent differences	(27,730)	(85,325)	(64,423)	(147,150)
Net effects of temporary differences	-	1	-	105,059
Effect of federal graduated rates	361,810	474,003	510,779	1,743,418
Tax credits	-	(700,109)	-	(700,109)
Increase in valuation allowance	-	145,214	-	(444,108)
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	-	(93,616)	-	(93,616)
Texas Margin - prior year payments and estimate adjustments	-	(3,593)	-	(3,593)
Texas Margin Tax - current year estimate	12,546	8,637	25,230	22,769
Income tax expense (benefit)	$12,546	$(88,572)	$25,230	$(74,440)

American has loss carryforwards totaling $9,463,301 available at June 30, 2009 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$128,093	2017
$566,409	2018
$1,028,302	2019
$1,551,019	2020
$288,855	2022
$5,900,623	2023

Note 16 - Income (Loss) Per Share

Basic income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share, in addition to the weighted average determined for basic income (loss) per share, includes common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic income (loss) per share:
Income (loss) from continuing operations, net of income taxes	$(645,133)	$563,931	$(988,041)	$(2,066,564)
Loss from discontinued operations, net of income taxes	(350,000)	(678,050)	(350,000)	(1,476,609)
Net loss	(995,133)	(114,119)	(1,338,041)	(3,543,173)
Net income attributable to the noncontrolling interest	142,885	290,384	292,654	538,626
Net income (loss) attributable to American International Industries, Inc.	$(852,248)	$176,265	$(1,045,387)	$(3,004,547)
Weighted average common shares outstanding - basic and diluted	8,530,865	7,135,012	8,609,530	7,123,635
Net income (loss) per share - basic and diluted:
Continuing operations	$(0.06)	$0.12	$(0.08)	$(0.21)
Discontinued operations	$(0.04)	$(0.10)	$(0.04)	$(0.21)
Total	$(0.10)	$0.02	$(0.12)	$(0.42)

Note 17 - Commitments and Contingencies

Various key officials of American have entered into employment agreements with American. In July 2009, the CEO of American entered into a three-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 200,000 restricted shares of American common stock on July 13, 2009, as an incentive to extend the employment agreement.  Additionally, beginning January 2008, the CEO will receive the equivalent of $10,000 in restricted shares of American common stock on a monthly basis for the remaining term of the agreement.  The CFO of American entered into a three-year employment agreement in July 2009, which provides for an annual salary of $110,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 50,000 restricted shares of American common stock on July 13, 2009, as an incentive to extend the employment agreement.  The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $195,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into employment agreements that provide for an annual base salary of $150,000 each.  On October 7, 2008, Larry C. Shumate entered into a three-year employment agreement with SET to serve as President of SET, which provides for an annual salary of $185,000 plus a bonus as determined by the Board of Directors.  The employment agreement provides for health and life insurance coverage and a vehicle allowance of $800 per month.  After two consecutive years of Earnings Before Interest, Depreciation and Amortization (EBITDA) of greater than $1,000,000 for the years ended December 31, 2009 and 2010, based on the financial statements of SET included in the Company’s audited consolidated financial statements, Mr. Shumate shall be entitled to a non-qualified option to purchase for $100 unencumbered shares of common stock of SET equal to 10% percent of all shares outstanding of SET, which option would be exercisable 30 days after the issuance of the December 31, 2010 audited financial statements of the Company.

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

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb.  This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006.  The plaintiffs claim to have incurred $54,533 in medical expenses to date and Ms. Duke claims lost wages of approximately $6,820.  The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.”  Delta has liability insurance policy with applicable policy limits of $1,000,000.  This case has not yet been scheduled for trial and discovery remains pending. Delta’s attorneys anticipate that the matter will be referred to an agreed mediation during the summer of 2009. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any settlement that might be reached in this case, or to respond to any judgment that might be entered after a jury trial. Delta intends to vigorously defend this case though trial, unless some reasonable settlement can be reached before then.  An evaluation of the outcome of this case cannot be made at this time.  Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

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

Delta Seaboard Well Service, Inc. is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through June 30, 2009. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

Delta leases space under a commercial lease which expires in 2010, SET leases space under a commercial lease which expires in 2013, and American's holding company leases space under a commercial lease which expires in 2012. SET entered into a capital lease agreement for the acquisition of machinery and equipment which expires in 2011. Future minimum lease payments are as follows:

Year December 31,	Amount
2009	$247,883
2010	447,866
2011	395,612
2012	306,824
2013	221,000
Total	$1,619,185

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

Consolidated revenues from external customers, operating income (loss), identifiable assets, depreciation and amortization expense, and capital expenditures were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Northeastern Plastics	$1,993,405	$1,905,441	$3,637,687	$3,333,397
Shumate Energy Technologies	1,907,496	-	3,994,317	-
Delta Seaboard	2,331,214	5,169,849	4,795,125	7,252,798
Total revenues	$6,232,115	$7,075,290	$12,427,129	$10,586,195

Operating income (loss) from continuing operations:
Northeastern Plastics	$(38,923)	$(114,872)	$(63,428)	$(254,797)
Shumate Energy Technologies	75,995	-	240,276	-
Delta Seaboard	(197,051)	929,576	(374,294)	399,776
Corporate	(359,044)	(447,999)	(773,651)	(1,205,118)
Operating profit (loss) from continuing operations	(519,023)	366,705	(971,097)	(1,060,139)
Other income (expenses) from continuing operations	(113,564)	108,654	8,286	(1,080,865)
Net income (loss) from continuing operations before income tax	$(632,587)	$475,359	$(962,811)	$(2,141,004)
			June 30, 2009	December 31, 2008
Identifiable assets:
Northeastern Plastics			$5,755,630	$5,836,635
Shumate Energy Technologies			7,240,181	6,871,304
Delta Seaboard			7,091,326	7,771,609
Corporate			13,586,485	15,498,396
Total identifiable assets			$33,673,622	$35,977,944

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Depreciation and amortization:
Northeastern Plastics	$15,675	$16,781	$31,310	$32,306
Shumate Energy Technologies	163,194	-	326,368	-
Delta Seaboard	116,840	101,493	229,205	198,336
Corporate	2,219	3,403	4,602	6,757
Depreciation and amortization from continuing operations	297,928	121,677	591,485	237,399
Depreciation and amortization from discontinued operations	-	230,861	-	454,236
Total depreciation and amortization	$297,928	$352,538	$591,485	$691,635

Capital expenditures:
Northeastern Plastics	$682	$1,896	$1,209	$25,958
Shumate Energy Technologies	-	-	1,628	-
Delta Seaboard	81,403	77,541	93,441	114,504
Corporate	26,190	1,732	37,543	1,732
Capital expenditures for continuing operations	108,275	81,169	133,821	142,194
Capital expenditures for discontinued operations	-	50,499	-	177,742
Total capital expenditures	$108,275	$131,668	$133,821	$319,936

Note 19 - Property Dividend Distribution Gain

On April 16, 2008, American declared a special dividend of shares of common stock of its subsidiary, Hammond Industries, Inc. (OTCBB: “HMDI”) to American's shareholders, of one share of HMDI common stock for each share of American's common stock owned and held on the record date.  As a result of this declaration, American recorded a property dividend distribution gain of $2,945,133. The amount of the gain was determined as the difference between the market price of HMDI common stock of $0.42 per share on April 16, 2008, and American's book value per share of $0.076 for 8,570,231 shares of HMDI common stock to be distributed.

Note 20 - Discontinued operations

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

The consolidated statement of operations for the three and six months ended June 30, 2008 has been restated to reflect the discontinued operations of Hammonds as summarized below:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Income (loss) from continuing operations, net of income taxes	$563,931	$(2,066,564)
Loss from discontinued operations, net of income taxes	(678,050)	(1,476,609)
Net loss	(114,119)	(3,543,173)
Net income attributable to the noncontrolling interest	290,384	538,626
Net income (loss) attributable to American International Industries, Inc.	$176,265	$(3,004,547)
Weighted average common shares outstanding - basic and diluted	7,135,012	7,123,635
Net income (loss) per share - basic and diluted:
Continuing operations	$0.12	$(0.21)
Discontinued operations	$(0.10)	$(0.21)
Total	$0.02	$(0.42)

The consolidated statement of cash flows for the six months ended June 30, 2008 has been restated to reflect the discontinued operations of Hammonds as summarized below:

Six Months Ended June 30, 2008
Continuing operations:
Net cash used in operating activities	$(2,849,241)
Net cash provided by investing activities	44,782
Net cash provided by financing activities	2,764,698
Net decrease in cash and cash equivalents from continuing operations	(39,761)
Cash and cash equivalents at beginning of period from continuing operations	2,293,795
Cash and cash equivalents at end of period from continuing operations	$2,254,034

Discontinued operations:
Net cash used in operating activities	$(1,230,540)
Net cash used in investing activities	(197,676)
Net cash used by financing activities	(64,324)
Net decrease in cash and cash equivalents from discontinued operations	(1,492,540)
Cash and cash equivalents at beginning of period from discontinued operations	1,597,361
Cash and cash equivalents at end of period from discontinued operations	$104,821

Hammonds' revenues and loss before income tax for the six months ended June 30, 2008 are summarized below:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Revenues	$2,420,771	$4,625,928
Loss before income tax	$(707,840)	$(1,497,523)

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc. Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets in consideration for the payment of Hammonds’ debt owed to Texas Community Bank in the amount of $2.6 million.  The balance of Hammonds’ bank debt in the amount of $350,000 was paid by American and was recorded as a net loss from discontinued operations for the three and six months ended June 30, 2009.  American was relieved of its $1,000,000 guarantee of Hammonds’ debt.

Note 21 - Subsequent Events

From July 1, 2009 through August 14, 2009, American paid $18,985 to repurchase 15,100 shares of its common stock.  On July 13, 2009, American granted 200,000 and 50,000 restricted shares of common stock for services to the CEO and CFO, respectively, representing $250,000 of expense to American.  In July and August 2009, American granted 40,000 shares of common stock for services, representing $42,780 of expense to American.

On August 13, 2009, Hammonds Industries, Inc., American International Industries, Inc., Delta Seaboard Well Service, Inc., and the minority interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds.

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

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and six months ended June 30, 2009 and 2008.

Net revenues. For the three months ended June 30, 2009, revenues from continuing operations were $6,232,115, compared to $7,075,290 for the three months ended June 30, 2008, representing a decrease of $843,175, or 11.9%.  Revenues from continuing operations were $12,427,129 for the six months ended June 30, 2009, compared to $10,586,195 for the six months ended June 30, 2008, representing an increase of $1,840,934, or 17.4%.

Delta reported revenues of $2,331,214 for the three months ended June 30, 2009, compared to $5,169,849 for the same period in 2008, representing a decrease of $2,838,635, or 54.9%. For the six months ended June 30, 2009, Delta's revenues were $4,795,125, compared to $7,252,798 for the six months ended June 30, 2008, representing a decrease of $2,457,673, or 33.9%.  The decrease in revenues at Delta is due to a decrease in pipe sales for the three and six months of $2,776,769 and $3,102,223, respectively, to the oil field service industry.  Pipe sales revenues have decreased due to a decline in drilling activity creating a decline in demand for pipe.  Rig service revenues for the three and six months increased by $319,096 and $263,588, respectively, due to the addition of a new rig.

The results of SET for the three and six months ended June 30, 2009 are included in our results of operations. For the three and six months ended June 30, 2009, SET's revenues were $1,907,496 and $3,994,317, respectively, and net operating income was $75,995 and $240,276, respectively.

Revenues at NPI during the three months ended June 30, 2009 were $1,993,405, compared to $1,905,441 for the three months ended June 30, 2008, representing an increase of $87,964, or 4.6%.  NPI's revenues were $3,637,687 for the six months ended June 30, 2009, compared to $3,333,397 for the six months ended June 30, 2008, representing an increase of $304,290, or 9.1%.  NPI's strategic plan for 2009 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.  During the second quarter of 2009, NPI added two large accounts and began making shipments to these customers.  NPI is highly reliant upon a small customer base, with approximately 53% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues.  The sales of NPI have historically been subject to sharp seasonal variations.

Income / loss from operations. Our operating loss for the three months ended June 30, 2009 was $519,023, compared to operating income of $366,705 for the three months ended June 30, 2008.  Our operating loss for the six months ended June 30, 2009 was $971,097, compared to the operating loss of $1,060,139 for the six months ended June 30, 2008.  For the six months ended June 30, 2009, selling, general and administration costs increased as a percentage of revenues to 64.3%, compared to 60.5% for the same period in 2008.  Additionally, margins declined from 56.5% for the six months ended June 30, 2009, compared to 50.5% for the same period in 2008, primarily due to the decline in pipe sales at Delta.  The margins on pipe sales are historically greater than the margins on our other revenue components.

Total other income/expenses. Other expense was $113,564 for the three months ended June 30, 2009, compared to other income of $108,654 for the three months ended June 30, 2008.  Other income was $8,286 for the six months ended June 30, 2009, compared to other expense of $1,080,865 for the six months ended June 30, 2008.  Net realized/unrealized gains on trading securities were $35,771 for the three months ended June 30, 2009, compared to net losses of $1,250,565 for the three months ended June 30, 2008.  Net realized/unrealized gains on trading securities were $49,643 for the six months ended June 30, 2009, compared to net losses of $2,582,531 for the six months ended June 30, 2008.  The net unrealized losses on trading securities of $2,582,531 for the six months ended June 30, 2008, were due primarily to the decline in the market value of our investment in Rubicon Financial Incorporated of $2,050,000 (see note 2).  Other expense for the three and six months ended June 30, 2008 included $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 19) and the recognition of $1,450,000 for the Delta lawsuit settlement (see note 17).  After minority interest, the net impact of this settlement on the Company's net income was $739,500.   For the six months ended June 30, 2009, American recognized other income in the amount of $198,347, of which $175,000 was for providing right-of-way access on the 287 acres in Galveston County.  Interest expense was $482,279 for the six months ended June 30, 2009, compared to $410,492 for the six months ended June 30, 2008.  The increase in interest expense was due primarily to the $5 million in debt used to fund the acquisition of the assets of Shumate Machine Works.

Net loss. We had a net loss from continuing operations of $645,133, or $0.08 per share, for the three months ended June 30, 2009, compared to net income of $563,931, or $0.08 per share, for the same period in 2008.  We had a net loss from discontinued operations of $350,000, or $0.04 per share, for the three months ended June 30, 2009, compared to net a net loss of $678,050, or $0.10 per share, for the same period in 2008.  Our net loss was $852,248, or $0.10 per share, for the three months ended June 30, 2009, compared to net income of $176,265, or $0.02 per share, for the three months ended June 30, 2008.  We had a net loss from continuing operations of $988,041, or $0.11 per share, for the six months ended June 30, 2009, compared to a net loss of $2,066,564, or $0.29 per share, for the same period in 2008.  We had a net loss from discontinued operations of $350,000, or $0.04 per share, for the six months ended June 30, 2009, compared to net a net loss of $1,476,609, or $0.21 per share, for the same period in 2008.  Our net loss was $1,045,387, or $0.12 per share, for the six months ended June 30, 2009, compared to a net loss of $3,004,547, or $0.42 per share, for the six months ended June 30, 2008.

Liquidity and Capital Resources

Total assets/working capital. Total assets at June 30, 2009 were $33,673,622, compared to $35,977,944 at December 31, 2008, representing a decrease of $2,304,322.  The primary reason for the decrease in total assets resulted from the use of cash and the redemption of certificates of deposit to reduce our debt by $1,695,306 and to pay for operating expenses.  At June 30, 2009, our working capital surplus was $17,266,140, compared to a working capital surplus of $18,196,027 at December 31, 2008, representing a decrease in working capital of $929,887.

Cash flow from operations. For the six months ended June 30, 2009, cash flow used in operations was $4,200, compared to cash flow used in operations of $2,614,041 during the same period in 2008.  Our net loss of $988,041 for the six months ended June 30, 2009 included non-cash expenses of $632,735, including depreciation and amortization of $591,485 and share-based compensation of $41,250.  Our net loss of $2,066,564 for the six months ended June 30, 2008 included non-cash income of $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 19) and non-cash expenses of $4,594,693, including unrealized losses on trading securities of $2,653,670, recognition of $1,450,000 for the Delta lawsuit settlement (see note 17), depreciation and amortization of $237,399, share-based compensation of $253,624.  Our inventories increased by $797,874 for the six months ended June 30, 2009, compared to an increase of $464,076 during the six months ended June 30, 2008.  We decreased our investments in trading securities by $124,148 during the six months ended June 30, 2009, compared to an increase of $95,289 during the same period in 2008.  Accounts receivable decreased by $564,466 during the six months ended June 30, 2009, compared to an increase of $563,564 during the same period in 2008.  Prepaid expenses increased by $188,401, other assets decreased by $38,830, and accounts payable increased by $659,580 for the six months ended June 30, 2009.  For the six months ended June 30, 2008, prepaid expenses increased by $1,196,578, other assets decreased by $9,861, and accounts payable increased by $241,337.

Cash flow from investing activities. Our investing activities provided cash of $964,076 during the six month period ended June 30, 2009, as a result of a net decrease in investments in certificates of deposit of $1,550,000, offset by the issuance of a note receivable of $300,000, loans to related parties of $221,939, and purchases of property and equipment of $133,821.  This is compared to cash provided by investing activities during the same period in the prior year in the amount of $44,782, as a result of a net decrease in investments in certificates of deposit of $184,579 and proceeds from the sale of drilling rig equipment of $200,000, offset by the issuance of a note for $225,000 and the purchase of property and equipment of $142,194.

Cash flow from financing activities. During the six months ended June 30, 2009, our financing activities used cash of $1,667,112 compared to cash provided of $2,529,498 during the same period in 2008.  During the six month period ended June 30, 2009, we made payments of $1,695,306 on debt and purchased 211,746 shares of treasury stock at a cost of $192,675.  During the 2008 period, we received net proceeds from the issuance of debt of $2,117,663 and from line-of-credit agreements of $1,427,000. We made payments of $760,175 on debt and margin loans during the six month period ended June 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated:  August 14, 2009

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  August 14, 2009