Form 10-Q
period 2009-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2009-11-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

At November 13, 2009, the Registrant had 8,825,615 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,998,424	$3,114,575
Certificate of deposit	2,765,000	4,315,000
Trading securities	707,627	718,442
Accounts receivable, less allowance for doubtful accounts
of $165,592 and $138,217, respectively	6,407,552	4,956,941
Current portion of notes receivable	4,377,729	4,392,211
Accounts and notes receivable from related parties	-	98,606
Inventories	4,879,646	3,889,052
Real estate held for sale	2,647,566	2,449,066
Deposits for pipe inventory purchases	1,174,361	2,221,932
Prepaid expenses and other current assets	294,758	205,096
Total current assets	25,252,663	26,360,921

Long-term notes receivable, less current portion	68,558	95,522
Property and equipment, net of accumulated depreciation and amortization	7,295,161	7,769,833
Goodwill	674,539	674,539
Intangible assets, net of amortization	638,060	717,817
Other assets	160,000	359,312
Total assets	$34,088,981	$35,977,944
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,607,049	$2,395,721
Short-term notes payable	180,633	1,213,332
Accounts and notes payable to related parties	66,300	-
Current installments of long-term capital lease obligations	79,112	71,680
Current installments of long-term debt	6,200,560	4,484,161
Total current liabilities	10,133,654	8,164,894

Long-term debt, less current installments	7,909,358	9,653,598
Long-term capital lease obligations, less current installments	106,524	166,762
Total liabilities	18,149,536	17,985,254

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized: none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized:
9,133,771 and 8,738,771 shares issued, respectively
8,834,415 and 8,676,461 shares outstanding, respectively	9,133	8,739
Additional paid-in capital	33,499,724	33,063,687
Accumulated deficit	(18,868,787)	(16,911,758)
Less treasury stock, at cost
299,356 and 62,310 shares, respectively	(478,884)	(253,551)
Total American International Industries, Inc. equity	14,161,186	15,907,117
Noncontrolling interest	1,778,259	2,085,573
Total equity	15,939,445	17,992,690
Total liabilities and equity	$34,088,981	$35,977,944
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	$8,509,019	$11,830,033	$20,936,148	$22,416,228
Costs and expenses:
Cost of sales	6,239,214	7,536,375	14,237,738	13,943,782
Selling, general and administrative	3,250,212	3,032,608	8,649,914	8,271,535
Total operating expenses	9,489,426	10,568,983	22,887,652	22,215,317

Operating profit (loss)	(980,407)	1,261,050	(1,951,504)	200,911

Other income (expenses):
Interest and dividend income	82,904	162,676	325,479	496,009
Delta lawsuit settlement	-	-	-	(1,450,000)
Realized gains (losses) on the sale of trading securities	191,740	8,414	(157,491)	79,553
Unrealized gains (losses) on trading securities	8,642	(1,578,551)	407,516	(4,232,221)
Interest expense	(222,985)	(176,140)	(705,264)	(586,632)
Texas Emissions Reduction Plan Grant	-	-	-	57,589
Gain on property dividend distribution	-	-	-	2,945,133
Other income	7,187	53,084	205,534	79,187
Total other income (expense)	67,488	(1,530,517)	75,774	(2,611,382)

Loss before income tax	(912,919)	(269,467)	(1,875,730)	(2,410,471)
Income tax expense (benefit)	13,383	43,951	38,613	(30,489)
Loss from continuing operations, net of income taxes	(926,302)	(313,418)	(1,914,343)	(2,379,982)
Loss from discontinued operations, net of income taxes	-	(995,348)	(350,000)	(2,471,957)
Net loss	(926,302)	(1,308,766)	(2,264,343)	(4,851,939)
Net income (loss) attributable to the noncontrolling interest	14,660	(728,535)	307,314	(189,909)
Net loss attributable to American International Industries, Inc.	$(911,642)	$(2,037,301)	$(1,957,029)	$(5,041,848)
Net loss per common share - basic and diluted:
Continuing operations	$(0.10)	$(0.12)	$(0.19)	$(0.34)
Discontinued operations	$-	$(0.12)	$(0.04)	$(0.33)
Total	$(0.10)	$(0.24)	$(0.23)	$(0.67)

Weighted average common shares - basic and diluted	8,763,043	8,384,417	8,661,263	7,546,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,264,343)	$(4,851,939)
Loss from discontinued operations	(350,000)	(2,471,957)
Loss from continuing operations	(1,914,343)	(2,379,982)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Property dividend distribution gain	-	(2,945,133)
Delta lawsuit settlement	-	1,450,000
Depreciation and amortization	885,942	360,958
Share-based compensation	436,430	633,064
Realized (gains) losses on the sale of trading securities	157,491	(79,553)
Unrealized (gains) losses on trading securities	(407,516)	4,232,221
Texas Emissions Reduction Plan Grant	-	(57,589)
Change in operating assets and liabilities:
Accounts receivable	(1,464,111)	(4,411,164)
Trading securities	300,840	14,042
Inventories	56,977	467,281
Deposits for pipe inventory purchases	-	(1,748,601)
Prepaid expenses and other current assets	(89,662)	(158,956)
Other assets	27,519	(7,295)
Accounts payable and accrued expenses	1,211,328	2,908,846
Net cash used in operating activities from continuing operations	(799,105)	(1,721,861)

Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(159,720)	(171,547)
Proceeds from sale of drilling rigs	-	200,000
Investment in rigs held for sale	-	(14,123)
Redemption of certificate of deposit	4,000,000	5,795,421
Investment in certificate of deposit	(2,450,000)	(4,575,421)
Issuance of note receivable	(300,000)	(432,424)
Proceeds from notes receivable	116,446	144,937
Loans from (to) related parties	164,906	(1,606)
Net cash provided by investing activities from continuing operations	1,371,632	945,237

Cash flows from financing activities from continuing operations:
Principal payments under capital lease obligations	(52,805)	-
Proceeds from issuance of debt	283,851	3,567,663
Payments on margin loans	-	(124,312)
Capital contributions from noncontrolling interest	-	449,473
Dividend distribution to Delta's noncontrolling interest owners	-	(235,200)
Net borrowings under lines of credit agreements and short-term notes	568,479	1,045,000
Principal payments on debt	(1,912,871)	(2,672,901)
Payments for acquisition of treasury stock	(225,332)	(19,790)
Net cash provided by (used in) financing activities from continuing operations	(1,338,678)	2,009,933

	Nine Months Ended September 30,
	2009	2008
Net increase (decrease) in cash and cash equivalents from continuing operations	$(766,151)		$1,233,309
Net decrease in cash and cash equivalents from discontinued operations	(350,000)		-
Cash and cash equivalents at beginning of period from continuing operations	3,114,575		2,293,795
Cash and cash equivalents at end of period from continuing operations	$1,998,424		$3,527,104

Discontinued operations:
Net cash used in operating activities	$-		$(1,587,101)
Net cash used in investing activities	-		(272,220)
Net cash provided by financing activities	-		365,617
Net decrease in cash and cash equivalents from discontinued operations	-		(1,493,704)
Cash and cash equivalents at beginning of period from discontinued operations	-		1,597,361
Cash and cash equivalents at end of period from discontinued operations	$-		$103,657

Supplemental schedule of cash flow information:
Interest paid	$706,212		$503,220
Taxes paid	$-		$56,527

Non-cash transactions from continuing operations:
Real property received in foreclosure on note receivable	$198,500		$-
Trading securities received in foreclosure on note receivable	$40,000	$
Accrued property dividend payable	$-		$654,364
Stock dividend	$-		$1,431

Non-cash transactions from discontinued operations:
Acquisition of fixed assets under capital lease obligations	$-		$203,516
Accrued debt discount for common shares of subsidiary to be issued	$-		$29,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

American International Industries, Inc
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

Organization, Ownership and Business

American, a Nevada corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and one majority-owned subsidiary. American is a diversified corporation with interests in industrial/commercial companies and an oil and gas service business. American's business strategy is to acquire controlling equity interests in businesses that it considers undervalued. American's management takes an active role in providing its subsidiaries with access to capital, leveraging synergies and providing management expertise in order to improve its subsidiaries' growth.

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries, Northeastern Plastics, Inc. ("NPI") and Shumate Energy Technologies, Inc. ("SET"), and its majority owned subsidiary, Delta Seaboard Well Service, Inc. ("Delta").  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2009 and 2008, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of September 30, 2009, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities:

	As of September 30, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$707,627	$707,627	$707,627	$-	$-

Recent Accounting Pronouncements

Effective January 1, 2009, American began implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 (ASC 810 Consolidation) required American to:

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

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented.  As a result of the implementation of SFAS No. 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 increased by $2,085,573 representing noncontrolling interest, and total liabilities at December 31, 2008 decreased by $2,085,573 as a result of the elimination of minority interest.  Also as a result of the adoption of SFAS No. 160, for the three and the nine months ended September 30, 2008, respectively, loss from continuing operations, net of income taxes increased by $728,535 and $189,909 and net losses attributable to the noncontrolling interest increased by $728,535 and $189,909.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact American’s results of operations or financial condition.  The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. American implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In addition to the pronouncements noted above, there were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the nine months ended September 30, 2009 and 2008, American had unrealized trading gains of $407,516 and losses of $4,232,221, respectively, related to securities held on those dates.  The unrealized losses for the nine months ended September 30, 2008, were due primarily to the decline in value of American's 1,000,000 shares of Rubicon Financial Incorporated's (OTCBB: RBCF.OB) common stock of $3,349,510.  At September 30, 2009 and December 31, 2008, our investment in shares of RBCF common stock, classified as trading securities on the balance sheet, was valued at $139,607, or $0.13 per share, and $311,670, or $0.30 per share, respectively, based upon the closing market prices on those dates, respectively.  American recorded realized losses of $157,491 and realized gains of $79,553 for the nine months ended September 30, 2009 and 2008, respectively.

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

The $744,403 of acquired intangible assets includes $729,000 assigned to Computer Numerical Control ("CNC") programs and $15,403 assigned to the acquired name and logo.  These intangible assets have a weighted average useful life of 7 years.

Revenues and expenses of Shumate Energy Technologies, Inc. are included in American's statements of operations from October 8, 2008 through September 30, 2009.

Note 4 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Work in process	$285,467	$549,954
Finished goods	4,689,397	3,434,361
Less reserve	(95,218)	(95,263)
	$4,879,646	$3,889,052

Periodically, American enters into agreements to purchase pipe inventory from vendors.  At September 30, 2009 and December 31, 2008, American had cash deposits of $1,174,361 and $2,221,932, respectively, for inventory purchases under these agreements that had not been received.

Note 5 - Real Estate Transactions

During the third quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  American is carrying this property on the balance sheet for $198,500, which represents the portion of the principal and accrued interest allocated to the property received at the time of default, see Note 6. On October 28, 2009, American entered into a settlement with the purchaser of this property.  The title company involved in the purchase transaction will pay $150,000 on or about November 18, 2009 in exchange for American's deed of trust for the property.  Upon receipt of the $150,000, American will remove the property from its balance sheet and create a receivable for the difference of $48,500.  This receivable is secured by real property from the original $225,000 note receivable.

During the third quarter of 2009, and in connection with the guarantor’s fee described below, American has pledged $250,000 in certificates of deposit for a $3,850,000 loan to Southwest Gulf Coast Properties, Inc. at Texas Community Bank.  Additionally, this loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums with an appraised value of over $3,900,000.

During the fourth quarter of 2008, American received a 1.705 acre tract of land in Galveston County appraised at $540,000 as a guarantor's fee. In connection with this fee, American has pledged $1,750,000 in certificates of deposit for a $4,000,000 loan to Dawn Condominiums L.P. at Texas Community Bank. During the third quarter of 2009, the principal balance of the loan was repaid and the bank released the pledged certificates of deposit to American.

During 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  American also owns 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  American has engaged an independent broker on an exclusive basis to sell the property.  These properties are not going to be developed by nor are they being held as inventory by American.

Note 6 - Long-term Notes Receivable

Long-term notes receivable consists of the following:
	September 30, 2009	December 31, 2008
Net note receivable from sale of real estate, principal balance due on or before July 30, 2009, secured by property lien (a)	$3,020,044	$3,020,044
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	104,201	126,617
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Unsecured note receivable for sale of drilling rig, principal and interest due monthly through December 31, 2009	19,979	114,009
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (c)	552,063	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (c)	250,000	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009 (d)	-	225,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (e)	300,000	-
Notes receivable	4,446,287	4,487,733
Less current portion	(4,377,729)	(4,392,211)
Long-term notes receivable	$68,558	$95,522

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2009.  On July 30, 2004, American sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period required.  Principal payments have reduced the note balance to $3.0 million as of September 30, 2009.  American recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).  The borrower did not make the payment due on July 30, 2009.  The borrower and American have tentatively agreed that American will acquire the deed to the property in lieu of payment of the debt.  The property securing this note was appraised for $9,175,000 by an independent appraiser.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note face value and payments are currently being made on the other note receivable with Marald in accordance with note terms, American believes payment terms will be successfully negotiated and no further discounting of the loan was deemed necessary as of September 30, 2009.

(c) Unsecured notes receivable due April 30 and December 31, 2008.  These delinquent notes were due from Hammonds Industries, Inc. ("Hammonds").  The assets of the Hammonds' companies were sold on April 16, 2009 (see note 19).  On August 13, 2009, Hammonds, American, Delta, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds. This agreement includes a provision to issue common shares for these unsecured notes.  American anticipates closing on this transaction by December 31, 2009.

(d) Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009. This note is in default and American has obtained the shares of stock and a portion of the real property securing this note. On July 13, 2009, American received title to 2,000,000 shares of Momentum Biofuels, Inc., valued at $40,000, or $0.02 per share. As of November 4, 2009, American has sold all of these shares on the open market for $25,411. On August 5, 2009, American foreclosed on real property valued at $376,000 by the Galveston County Appraisal District.  American is carrying this property on the balance sheet for $198,500, which represents the portion of the principal and accrued interest allocated to the property received at the time of default. On October 28, 2009, American entered into a settlement with the purchaser of this property.  The title company involved in the purchase transaction will pay $150,000 on or about November 18, 2009 in exchange for American's deed of trust for the property.  Upon receipt of the $150,000, American will remove the property from its balance sheet and create a receivable for the difference of $48,500.  This receivable is secured by real property from the original $225,000 note receivable.

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

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and nine months ended September 30, 2009 and 2008, American recognized interest income of $44,804, $52,387, $180,436, and $216,014, respectively.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2009	December 31, 2008
Land		$892,945	$892,945
Building and improvements	20	1,003,361	933,200
Machinery and equipment	7-15	7,640,388	7,386,789
Office equipment and furniture	7	388,193	384,893
Automobiles	5	771,712	768,151
		10,696,599	10,365,978
Less accumulated depreciation and amortization		(3,401,438)	(2,596,145)
Net property and equipment		$7,295,161	$7,769,833

During the nine months ended September 30, 2009, $171,793 of equipment that was classified as other assets as of December 31, 2008, was placed in service and reclassified to property and equipment.

Depreciation expense for the three and nine months ended September 30, 2009 and 2008 was $267,871, $123,559, $806,185, and $360,958, respectively.

SET has entered into a capital lease agreement for the acquisition of machinery and equipment.  The assets acquired under such financing arrangement included in property and equipment is as follows:

September 30, 2009
Machinery and equipment	$301,000
Less accumulated depreciation and amortization	(30,100)
Net property and equipment	$270,900

Principal repayment provisions of this long-term capital lease are as follows at September 30, 2009:

2009	$18,874
2010	81,758
2011	85,004
Total	$185,636

Note 8 - Intangible Assets

Intangible assets at September 30, 2009 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$104,143	$624,857	7 years
Name and logo	15,403	2,200	13,203	7 years
Intangible assets	$744,403	$106,343	$638,060	7 years

Intangible assets at December 31, 2008 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$26,036	$702,964	7 years
Name and logo	15,403	550	14,853	7 years
Intangible assets	$744,403	$26,586	$717,817	7 years

Amortization expense for the three and nine months ended September 30, 2009 and 2008 was $26,586, $0, $79,757, and $0, respectively.

Note 9 - Short-term Notes Payable

	September 30, 2009	December 31, 2008
Delta lawsuit settlement with no interest, principal due in monthly payments of $25,000 through August 1, 2009	$-	$175,000
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $25,805 through May 1, 2010	180,633	-
Insurance note payable with interest at 5.24%, principal and interest due in monthly payments of $31,288 through May 1, 2009	-	125,150
Note payable with interest at 6%, principal and interest due monthly, with a balloon payment due April 2009	-	913,182
	$180,633	$1,213,332

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

At September 30, 2009 and December 31, 2008, the average annual interest rates of our short-term borrowings were approximately 4.99% and 5.91%, respectively.

Note 10 - Long-term Debt

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
Note payable to a bank, due in monthly installments of interest only of $25,000 for the first three months, principal and interest of $44,000 due in monthly installments thereafter, interest at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2013, secured by the assets of SET.	$4,861,362	$5,000,000
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due August 26, 2009, secured by real property. (a)	1,000,000	1,000,000
Revolving line of credit to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2010, secured by assets of Delta. (b)	1,369,907	1,379,106
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property.	943,500	943,500
Note payable to a bank, due in quarterly installments of interest only at 7%, with a principal balance due on October 8, 2010, secured by a certificate of deposit.	500,000	500,000
Note payable to a bank, due in monthly installments of interest only at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2010, secured by the assets of SET.	356,765	625,087
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property.	483,694	514,165
Note payable to a bank, which allows NPI to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of NPI. (d)	1,965,000	1,119,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due February 2009, secured by a certificate of deposit.	-	1,000,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due on May 2011, secured by real property. (c)	1,566,000	1,740,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta. (c)	808,256	-
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	189,530	226,929
Other secured notes with various terms	65,904	89,972
	14,109,918	14,137,759
Less current portion	(6,200,560)	(4,484,161)
	$7,909,358	$9,653,598

(a) The balance due on this note was paid to the bank in October 2009.
(b) Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  Management plans to renew this line of credit upon expiration.
(c) During the nine months ended September 30, 2009, the due dates for these notes were extended and the balances have been reclassified to long-term.
(d) On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note is due July 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender.  NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. At September 30, 2009, NPI’s line of credit balance was $1,965,000 and as of this filing, the balance has been reduced by $470,000 to $1,495,000.  NPI’s current assets at September 30, 2009 were $6,606,233, and included $3,633,821 and $2,685,384 in accounts receivable and inventory, respectively.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.
Principal repayment provisions of long-term debt are as follows at September 30, 2009:

2009	$1,140,534
2010	5,705,922
2011	2,168,343
2012	598,124
2013	4,219,255
Thereafter	277,740
Total	$14,109,918

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

During the nine months ended September 30, 2009, American purchased 237,046 common shares as treasury stock for $225,332.

On March 30, 2007, American issued 144,000 stock options to American's Chairman and CEO, with an exercise price of $7.00 per share, expiring in 2 years.  In connection with American's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these options were adjusted to reflect the dividends, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.  These options expired during the nine months ended September 30, 2009.

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

American estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees as of September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price September 30, 2009
Outstanding at beginning of period	414,720	$4.86
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	(207,360)	4.86
Outstanding and exercisable at end of period	207,360	$4.86

Weighted average fair value of options granted during the period	207,360	$4.86

The following table summarizes information about fixed stock options to employees outstanding at September 30, 2009:

Exercise Price	Number Outstanding and Exercisable at September 30, 2009
$4.86	207,360

Stock-based compensation consists of the following:

	Nine Months Ended September 30,
	2009	2008
Common shares issued for services	$436,430	$545,001
Stock options issued for services	-	88,063
Stock-based compensation	$436,430	$633,064

Note 12 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at September 30, 2009, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $3.2 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during, the nine months ended September 30, 2009, American had one customer that accounted for 37% of trade accounts receivable and 22% of revenues on a consolidated basis.  Additionally, American had one other customer that accounted for 20% of revenues on a consolidated basis.

Note 13 - Texas Emissions Reduction Plan Grant

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273. TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

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

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.  Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent.  American is still determining the effect this will have, but believes it will not materially affect American because of the tax loss carryforwards explained in Note 14 below.

Note 14 - Income Taxes

The provision for income taxes consists of the following:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Current taxes	$(2,006,212)	$(94,118)
Deferred tax benefit	2,006,212	105,059
Benefits of operating loss carryforwards	-	-
Current Federal Taxes	-	10,941
Refund due Delta for 2005 overpayment of Federal Taxes	-	(93,616)
Prior year taxes paid	-	15,289
Texas Margin Tax - actual vs. estimate for prior year	(2,600)	(9,954)
Texas Margin Tax - current year estimate	41,213	46,851
Income tax expense (benefit)	$38,613	$(30,489)

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:
- American consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of American as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $154,247 and
- the valuation allowance for deferred tax assets increased by $4,828,288.

The following table sets forth a reconciliation of statutory income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss before taxes	$(912,919)	$(296,467)	$(1,875,730)	$(2,410,471)

Income tax benefit computed at statutory rate	$(310,392)	$(326,816)	$(756,748)	$(883,926)
Permanent differences	30,383	259,755	(34,040)	112,605
Net effects of temporary differences	-	-	-	105,059
Effect of federal graduated rates	280,009	428,521	790,788	2,171,939
Tax credits	-	(36,622)	-	(736,731)
Increase in valuation allowance	-	(313,897)	-	(758,005)
Refund due Delta Seaboard Well Service, Inc. for 2005 overpayment of Federal Taxes	-	-	-	(93,616)
Texas Margin - prior year payments and estimate adjustments	(2,600)	8,928	(2,600)	5,335
Texas Margin Tax - current year estimate	15,983	24,082	41,213	46,851
Income tax expense (benefit)	$13,383	$43,951	$38,613	$(30,489)

American has loss carryforwards totaling $18,178,874 available at September 30, 2009 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$$1,761,086	2013
$$1,462,959	2014
$$2,086,064	2015
$$860,006	2017
$$566,409	2018
$$1,028,302	2019
$$1,551,019	2020
$$73,187	2021
$$288,855	2022
$$3,626,977	2023
$$4,874,010	2024

Note 15 - Loss Per Share

Basic loss per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted loss per share, in addition to the weighted average determined for basic loss per share, includes common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic loss per share:
Loss from continuing operations, net of income taxes	$(926,302)	$(313,418)	$(1,914,343)	$(2,379,982)
Loss from discontinued operations, net of income taxes	-	(995,348)	(350,000)	(2,471,957)
Net loss	(926,302)	(1,308,766)	(2,264,343)	(4,851,939)
Net income (loss) attributable to the noncontrolling interest	14,660	(728,535)	307,314	(189,909)
Net loss attributable to American International Industries, Inc.	$(911,642)	$(2,037,301)	$(1,957,029)	$(5,041,848)
Weighted average common shares outstanding - basic and diluted	8,763,043	8,384,417	8,661,263	7,546,963
Net loss per share - basic and diluted:
Continuing operations	$(0.10)	$(0.12)	$(0.19)	$(0.34)
Discontinued operations	$-	$(0.12)	$(0.04)	$(0.33)
Total	$(0.10)	$(0.24)	$(0.23)	$(0.67)

Note 16 - Commitments and Contingencies

Various key officials of American have entered into employment agreements with American. In July 2009, the CEO of American entered into a three-year employment agreement which provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 200,000 restricted shares of American common stock on July 13, 2009, as an incentive to extend the employment agreement.  Additionally, the CEO will receive the equivalent of $10,000 in restricted shares of American common stock on a monthly basis for the remaining term of the agreement.  The CFO of American entered into a three-year employment agreement in July 2009, which provides for an annual salary of $110,000 plus a bonus as determined by the Board of Directors. Also, the agreement provides for the grant of 50,000 restricted shares of American common stock on July 13, 2009, as an incentive to extend the employment agreement.  The president of NPI previously entered into an at-will employment agreement that provides an annual salary of $195,000 plus a bonus based upon operating results of this subsidiary. The employment agreement also grants the president of NPI an option to purchase NPI common stock equal to 5% of NPI's equity at an exercise price of 5% of the total stockholder's equity, if NPI conducts an initial public offering of its common stock during the time of his employment. Delta’s president and vice president entered into employment agreements that provide for an annual base salary of $150,000 each.  On October 7, 2008, Larry C. Shumate entered into a three-year employment agreement with SET to serve as President of SET, which provides for an annual salary of $185,000 plus a bonus as determined by the Board of Directors.  The employment agreement provides for health and life insurance coverage and a vehicle allowance of $800 per month.  After two consecutive years of Earnings Before Interest, Depreciation and Amortization (EBITDA) of greater than $1,000,000 for the years ended December 31, 2009 and 2010, based on the financial statements of SET included in the American's audited consolidated financial statements, Mr. Shumate shall be entitled to a non-qualified option to purchase for $100 unencumbered shares of common stock of SET equal to 10% percent of all shares outstanding of SET, which option would be exercisable 30 days after the issuance of the December 31, 2010 audited financial statements of American.

On July 23, 2008, Delta, our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After noncontrolling interest, the net impact of this settlement on American's net income is $739,500. Management believes that the settlement amount will be recoverable through insurance as described below.

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

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb. This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006. The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.” This case went to trial and the jury rendered a verdict on September 17, 2009, awarding the plaintiff $263,410 plus court costs in damages. The attorneys for Delta’s insurance company have filed a motion to disregard certain jury findings and for a judgment notwithstanding the verdict, on the basis that there is no evidence to support the jury’s findings that Delta was negligent or to support the jury’s damage awards. In the event that this motion is denied, the attorneys plan a motion for a new trial. The attorneys believe that there will be an opportunity to enter into a settlement agreement. Delta has liability insurance policy with applicable policy limits of $1,000,000. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any settlement that might be reached in this case, or to respond to any judgment that might be entered. Delta intends to vigorously defend this case, unless some reasonable settlement can be reached before then. An evaluation of the outcome of this case cannot be made at this time. Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

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

Delta is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through September 30, 2009. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

Delta leases space under a commercial lease which expires in 2010, SET leases space under a commercial lease which expires in 2013, and American leases space under a commercial lease which expires in 2012. SET entered into a capital lease agreement for the acquisition of machinery and equipment which expires in 2011. Future minimum lease payments are as follows:

Year December 31,	Amount
2009	$124,276
2010	447,866
2011	395,612
2012	306,824
2013	221,000
Total	$1,495,578

Note 17 - Segment Information

We have three reporting segments and corporate overhead:

•Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
•Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
•Delta Seaboard Well Service (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
•Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0.  Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  American is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by American, to assist them with the resources required to develop their reserves.

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

Consolidated revenues from external customers, operating income (loss), identifiable assets, depreciation and amortization expense, and capital expenditures were as follows:

	Three months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Revenues:
Northeastern Plastics	$4,123,329	$5,160,059	$7,761,016	$8,493,456
Shumate Energy Technologies	2,234,510	-	6,228,827	-
Delta Seaboard	2,151,180	6,669,974	6,946,305	13,922,772
Total revenues	$8,509,019	$11,830,033	$20,936,148	$22,416,228

Operating income (loss) from continuing operations:
Northeastern Plastics	$194,632	$311,368	$131,204	$66,765
Shumate Energy Technologies	(109,367)	-	130,908	-
Delta Seaboard	40,994	1,606,713	(333,299)	2,006,489
Corporate	(1,106,666)	(657,031)	(1,880,317)	(2,274,165)
Operating profit (loss) from continuing operations	(980,407)	1,261,050	(1,951,504)	200,911
Other income (expenses) from continuing operations	67,488	(1,530,517)	75,774	(2,611,382)
Net loss from continuing operations before income tax	$(912,919)	$(269,467)	$(1,875,730)	$(2,410,471)
			September 30, 2009	December 31, 2008
Identifiable assets:
Northeastern Plastics			$8,172,725	$5,836,635
Shumate Energy Technologies			5,830,834	6,871,304
Delta Seaboard			6,856,064	7,771,609
Corporate			13,229,358	15,498,396
Total identifiable assets			$34,088,981	$35,977,944

	Three months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Depreciation and amortization:
Northeastern Plastics	$15,755	$16,780	$47,065	$49,086
Shumate Energy Technologies	163,231	-	489,599	-
Delta Seaboard	113,250	103,266	342,456	301,602
Corporate	2,221	3,513	6,822	10,270
Depreciation and amortization from continuing operations	294,457	123,559	885,942	360,958
Depreciation and amortization from discontinued operations	-	233,638	-	687,874
Total depreciation and amortization	$294,457	$357,197	$885,942	$1,048,832

Capital expenditures:
Northeastern Plastics	$-	$190	$1,209	$26,148
Shumate Energy Technologies	2,219	-	3,847	-
Delta Seaboard	24,403	28,619	117,844	143,123
Corporate	(723)	544	36,819	2,276
Capital expenditures for continuing operations	25,899	29,353	159,720	171,547
Capital expenditures for discontinued operations	-	51,508	-	229,250
Total capital expenditures	$25,899	$80,861	$159,720	$400,797

Note 18 - Property Dividend Distribution Gain

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

The consolidated statement of operations for the three and nine months ended September 30, 2008 has been restated to reflect the discontinued operations of Hammonds as summarized below:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Loss from continuing operations, net of income taxes	$(313,418)	$(2,379,982)
Loss from discontinued operations, net of income taxes	(995,348)	(2,471,957)
Net loss	(1,308,766)	(4,851,939)
Net loss attributable to the noncontrolling interest	(728,535)	(189,909)
Net loss attributable to American International Industries, Inc.	$(2,037,301)	$(5,041,848)
Weighted average common shares outstanding - basic and diluted	8,384,417	7,546,963
Net loss per share - basic and diluted:
Continuing operations	$(0.12)	$(0.34)
Discontinued operations	$(0.12)	$(0.33)
Total	$(0.24)	$(0.67)

Hammonds' revenues and loss before income tax for the nine months ended September 30, 2008 are summarized below:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Revenues	$1,802,229	$6,428,157
Loss before income tax	$(994,421)	$(2,491,944)

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc. Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets in consideration for the payment of Hammonds’ debt owed to Texas Community Bank in the amount of $2.6 million.  The balance of Hammonds’ bank debt in the amount of $350,000 was paid by American and was recorded as a net loss from discontinued operations for the three and nine months ended September 30, 2009.  American was relieved of its $1,000,000 guarantee of Hammonds’ debt.

Note 20 - Subsequent Events

From October 1, 2009 through November 5, 2009, American paid $11,323 to repurchase 8,800 shares of its common stock.

On October 28, 2009, American entered into a settlement with the purchaser of the foreclosed property it obtained, which was security for a note receivable owed to American as discussed in Note 5.

On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia as discussed in Note 10.

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

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

•Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
•Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
•Delta Seaboard Well Service (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
•Corporate overhead - the Company's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's balance sheet at $0.  Through Brenham Oil & Gas, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to enter into arrangements with third-party owners and potential partners with proven oil and gas reserves, but who lack the financial resources and/or the technical expertise possessed by the Company, to assist them with the resources required to develop their reserves.

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

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and nine months ended September 30, 2009 and 2008.

Net revenues. For the three months ended September 30, 2009, revenues from continuing operations were $8,509,019, compared to $11,830,033 for the three months ended September 30, 2008, representing a decrease of $3,321,014, or 28%.  Revenues from continuing operations were $20,936,148 for the nine months ended September 30, 2009, compared to $22,416,228 for the nine months ended September 30, 2008, representing a decrease of $1,480,080, or 7%.

Delta reported revenues of $2,151,180 for the three months ended September 30, 2009, compared to $6,669,974 for the same period in 2008, representing a decrease of $4,518,794, or 68%. For the nine months ended September 30, 2009, Delta's revenues were $6,946,305, compared to $13,922,772 for the nine months ended September 30, 2008, representing a decrease of $6,976,467, or 50%.  The decrease in revenues at Delta is due to a decrease in pipe sales for the three and nine months of $4,346,732 and $7,123,501, respectively, to the oil field service industry.  Pipe sales revenues have decreased due to a decline in drilling activity creating a decline in demand for pipe.

The results of SET for the three and nine months ended September 30, 2009 are included in our results of operations. SET began operations on October 8, 2008.  For the three and nine months ended September 30, 2009, SET's revenues were $2,234,510 and $6,228,827, respectively. For the three and nine months ended September 30, 2009, SET's net operating loss was $109,367 and net operating income was $130,908, respectively.

Revenues at NPI during the three months ended September 30, 2009 were $4,123,329, compared to $5,160,059 for the three months ended September 30, 2008, representing a decrease of $1,036,730, or 20%.  NPI's revenues were $7,761,016 for the nine months ended September 30, 2009, compared to $8,493,456 for the nine months ended September 30, 2008, representing a decrease of $732,440, or 9%.  NPI's strategic plan for 2009 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.  During the second quarter of 2009, NPI added two large accounts and began making shipments to these customers.  NPI is highly reliant upon a small customer base, with approximately 60% of its sales being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues.  The sales of NPI have historically been subject to sharp seasonal variations.

Income / loss from operations. Our operating loss for the three months ended September 30, 2009 was $980,407, compared to operating income of $1,261,050 for the three months ended September 30, 2008.  Our operating loss for the nine months ended September 30, 2009 was $1,951,504, compared to the operating income of $200,911 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, selling, general and administration costs increased as a percentage of revenues to 41%, compared to 37% for the same period in 2008.  Additionally, margins declined to 32% for the nine months ended September 30, 2009, compared to 38% for the same period in 2008, primarily due to the decline in pipe sales at Delta.  The margins on pipe sales are historically greater than the margins on our other revenue components.

Total other income/expenses. Other income was $67,488 for the three months ended September 30, 2009, compared to other expense of $1,530,517 for the three months ended September 30, 2008.  Other income was $75,774 for the nine months ended September 30, 2009, compared to other expense of $2,611,382 for the nine months ended September 30, 2008.  Net realized/unrealized gains on trading securities were $200,382 for the three months ended September 30, 2009, compared to net losses of $1,570,137 for the three months ended September 30, 2008.  Net realized/unrealized gains on trading securities were $250,025 for the nine months ended September 30, 2009, compared to net losses of $4,152,668 for the nine months ended September 30, 2008.  The net unrealized losses on trading securities of $4,232,221 for the nine months ended September 30, 2008, were due primarily to the decline in the market value of our investment in Rubicon Financial Incorporated of $3,349,510 (see note 2).  Other expense for the nine months ended September 30, 2008 included $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 18) and the recognition of $1,450,000 for the Delta lawsuit settlement (see note 16).  After noncontrolling interest, the net impact of this settlement on our net income was $739,500.   For the nine months ended September 30, 2009, American recognized other income in the amount of $205,534, of which $175,000 was for providing right-of-way access on the 287 acres in Galveston County.  Interest expense was $705,264 for the nine months ended September 30, 2009, compared to $586,632 for the nine months ended September 30, 2008.  The increase in interest expense was due primarily to the $5 million in debt used to fund the acquisition of the assets of Shumate Machine Works.

Net loss. We had a net loss from continuing operations of $926,302 for the three months ended September 30, 2009, compared to a net loss of $313,418 for the same period in 2008.  We had a net loss from discontinued operations of $995,348, or $0.12 per share for the three months ended September 30, 2008.  Our net loss was $911,642, or $0.10 per share, for the three months ended September 30, 2009, compared to a net loss of $2,037,301, or $0.12 per share, for the three months ended September 30, 2008.  We had a net loss from continuing operations of $1,914,343 for the nine months ended September 30, 2009, compared to a net loss of $2,379,982 for the same period in 2008.  We had a net loss from discontinued operations of $350,000, or $0.04 per share, for the nine months ended September 30, 2009, compared to a net loss of $2,471,957, or $0.33 per share, for the same period in 2008.  Our net loss was $1,957,029, or $0.23 per share, for the nine months ended September 30, 2009, compared to a net loss of $5,041,848, or $0.67 per share, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Total assets/working capital. Total assets at September 30, 2009 were $34,088,981, compared to $35,977,944 at December 31, 2008, representing a decrease of $1,888,963.  The primary reason for the decrease in total assets resulted from the use of cash and the redemption of certificates of deposit to reduce our debt by $1,344,392 and to pay for operating expenses.  At September 30, 2009, our working capital surplus was $15,119,009, compared to a working capital surplus of $18,196,027 at December 31, 2008, representing a decrease in working capital of $3,077,018.  Delta's and NPI's lines of credit with their banks of $1,369,907 and $1,965,000, respectively, were reclassified from long-term to current during the period.  These lines of credit have historically been renewed prior to the due date for a period of 18 to 24 months.

Cash flow from operations. For the nine months ended September 30, 2009, cash flow used in operations was $799,105, compared to cash flow used in operations of $1,721,861 during the same period in 2008.  Our net loss of $1,914,343 for the nine months ended September 30, 2009 included non-cash expenses of $1,322,372, including depreciation and amortization of $885,942 and share-based compensation of $436,430.  Our net loss of $2,379,982 for the nine months ended September 30, 2008 included non-cash income of $2,945,133 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see note 18) and non-cash expenses of $6,676,243, including unrealized losses on trading securities of $4,232,221, recognition of $1,450,000 for the Delta lawsuit settlement (see note 16), depreciation and amortization of $360,958, share-based compensation of $633,064.  Our inventories decreased by $56,977 for the nine months ended September 30, 2009, compared to a decrease of $467,281 during the nine months ended September 30, 2008.  We decreased our investments in trading securities by $300,840 during the nine months ended September 30, 2009, compared to a decrease of $14,042 during the same period in 2008.  Accounts receivable increased by $1,464,111 during the nine months ended September 30, 2009, compared to an increase of $4,411,164 during the same period in 2008.  Prepaid expenses increased by $89,662, other assets decreased by $27,519, and accounts payable increased by $1,211,328 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, prepaid expenses increased by $158,956, deposits for pipe inventory purchases increased by $1,748,601, other assets increase by $7,295, and accounts payable increased by $2,908,846.

Cash flow from investing activities. Our investing activities provided cash of $1,371,632 during the nine month period ended September 30, 2009, as a result of a net decrease in investments in certificates of deposit of $1,550,000, offset by the issuance of a note receivable of $300,000.  This is compared to cash provided by investing activities during the same period in the prior year in the amount of $945,237, as a result of a net decrease in investments in certificates of deposit of $1,220,000 and proceeds from the sale of drilling rig equipment of $200,000, offset by the issuance of notes for $432,424 and the purchase of property and equipment of $171,547.

Cash flow from financing activities. During the nine months ended September 30, 2009, our financing activities used cash of $1,338,678 compared to cash provided of $2,009,933 during the same period in 2008.  During the nine month period ended September 30, 2009, we received net proceeds from the issuance of debt of $283,851 and from line-of-credit agreements of $568,479.  We made payments of $1,912,871 on debt, and purchased 237,046 shares of treasury stock at a cost of $225,332.  During the 2008 period, we received net proceeds from the issuance of debt of $3,567,663 and from line-of-credit agreements of $1,045,000. We made payments of $2,797,213 on debt and margin loans during the nine month period ended September 30, 2008.

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

NPI's line of credit. On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note is due July 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender.  NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. NPI has a consistent and growing base of business with large seasonal sales received in the third and fourth quarters.  Historically, during this period every year, NPI receives a large order from its primary customer and briefly exceeds its borrowing base to make the inventory purchases necessary to fill that order.  For the past 10 years, this has not been a problem and NPI's representative at the bank has always been willing to work with NPI.  At September 30, 2009, NPI’s line of credit balance was $1,965,000 and as of this filing, the balance has been reduced by $470,000 to $1,495,000.  NPI’s current assets at September 30, 2009 were $6,606,233, and included $3,633,821 and $2,685,384 in accounts receivable and inventory, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb. This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006. The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.” This case went to trial and the jury rendered a verdict on September 17, 2009, awarding the plaintiff $263,410 plus court costs in damages. The attorneys for Delta’s insurance company have filed a motion to disregard certain jury findings and for a judgment notwithstanding the verdict, on the basis that there is no evidence to support the jury’s findings that Delta was negligent or to support the jury’s damage awards. In the event that this motion is denied, the attorneys plan a motion for a new trial. The attorneys believe that there will be an opportunity to enter into a settlement agreement. Delta has liability insurance policy with applicable policy limits of $1,000,000. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any settlement that might be reached in this case, or to respond to any judgment that might be entered. Delta intends to vigorously defend this case, unless some reasonable settlement can be reached before then. An evaluation of the outcome of this case cannot be made at this time. Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated:  November 13, 2009

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  November 13, 2009