Form 10-K
period 2009-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2010-03-31
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,267,860 based on the closing sale price of $1.12 on such date as reported on the NasdaqCM.

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2010 is 9,947,069.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. (hereinafter the "Company" or the "Registrant") for its year ended December 31, 2009 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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
·Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
•Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.  As of December 31, 2009, the Company had 6 employees at the executive offices.

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

On February 3, 2010, Hammonds and Delta completed an agreement, pursuant to which Delta will be merged into Hammonds in consideration for the issuance of 63,110,925 post-reverse restricted shares of Common Stock to the noncontrolling shareholders of Delta and to American. As a result, the controlling shareholders of Delta will become controlling shareholders of Hammonds, which will result in Delta’s former shareholders owning 93.6% of Hammonds' Common Stock.  Following the reverse merger, American will own 32,859,935 shares of Common Stock, representing 48.2% of the Hammonds' total outstanding shares and the owners of the noncontrolling interest in Delta will own 30,924,353 shares of Common Stock, representing 45.4% of the Hammonds' total outstanding shares. All other stockholders of the Hammonds will own 4,357,962 shares of Common Stock, representing 6.4% of the Hammonds' total 68,142,250 outstanding shares. Hammonds' name will be changed from Hammonds Industries, Inc. to Delta Seaboard International, Inc. ("DSI").  In accordance with FIN46(R), American will consolidate DSI although its ownership is less than 51%, because American has a controlling financial interest in DSI.

Delta is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta's executive officers and owners of the 49% noncontrolling interest of Delta. Mr. Derrick was elected as a director of the Company in February 2004. Delta was founded in 1958 in Houston, Texas.

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

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Tetra Applied Technologies and Five J.A.B., as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Delta relies upon the Company's ability to provide working capital and secure debt and/or equity financing in order for Delta to continue to expand its oil and gas well services business and pursue its growth plan in land-based exploration and drilling operations.

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

Employees

As of December 31, 2009, Delta had 39 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

Facilities

Delta's facilities consist of 2,500 square feet of office space and 10,000 square feet of warehouse located in Houston, TX. These facilities were formerly leased by Delta and were acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired by American International Industries, Inc. (51%) and Delta's executive officers and owners of the noncontrolling interest of Delta (49%). During 2004, Delta consolidated its Louisiana operations and offices into its Houston facilities to create operating efficiencies. Delta has retained a 5,000 square foot office and warehouse facility in Louisiana which is leased from a third party at an annual rental of $18,000.

Shumate Energy Technologies, Inc.

Effective October 8, 2008, Shumate Energy Technologies, Inc. (SET), our wholly-owned subsidiary, purchased the assets of Shumate Machine Works Corporations from Shumate Industries, Inc. for a purchase price of $5,000,000 (see Note 3).  SET is managed by Larry C. Shumate, President, and is located at 12060 FM 3083, Conroe, Texas 77301.

SET’s Business

SET, our contract machining and manufacturing subsidiary, focuses in the energy field services market. SET manufactures products, parts, components, and assemblies for its customers designed to their specifications. SET provides state of the art 3-D modeling software, computer numeric-controlled, or CNC, machinery and manufacturing expertise to our customers’ research and development, engineering, and manufacturing departments for desired results with their products.  SET’s customers include, without limitation, Baker Hughes, Canrig Drilling Technology, a Nabors Industries company, FMC Technologies, Halliburton Energy Services, National Oil Well Varco, Oceaneering Intervention Engineering, Shell Development, Smith International, and Weatherford International.

Energy Field Services Markets

The energy field services market is comprised of several market segments including oil & gas field services, pipeline and transportation, process controls, fluid management and controls, sub-sea, refining, and maintenance services for these areas.  SET currently manufactures products, spare parts, and assemblies for the oil & gas field services market segment.  SET currently manufactures products, spare parts, and assemblies for the oil & gas field services market segment.  The U.S. Government’s Energy Information Agency (EIA) stated in its February 10, 2010 Short Term Energy Outlook that the world oil market should gradually tighten in 2010 and 2011, as the global economic recovery continues and world oil demand begins to grow again. Current 2010 futures market prices for natural gas appear to provide the necessary economic incentive to expand drilling programs. As a result, EIA expects monthly natural gas production to begin to slowly increase later this year and continue on an upward trend through the end of 2011.

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

SET has a broad portfolio of industry-recognized quality and proprietary trade capabilities, including API licensure for specifications 7.1 and 5CT relating to threading capabilities, API Spec Q1, API ISO/TS 29001, and ISO 9001 certification.

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

SET has a customer base of more than 25 customers, up 25% over 2008.  Two of these customers represented approximately 78% percent of its revenues for fiscal year 2008.  SET continually focuses on developing more volume from secondary and tertiary customers and with new customers to reduce customer concentration risk.  Management believes that long-term relationships with many of its customers will contribute to SET’s success.

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

Business Strategy

Strategies to achieve growth include the following:

Generating more revenues and increasing profit margins by expanding contract machining and manufacturing business and through investing in additional state-of-the art CNC equipment which offers the ability to make increasingly complex tools as required by customers.  As a result of higher commodity prices, activity levels and pricing for SET’s customers, SET will continue to expand its operations and invest in additional computer-numeric controlled machinery that allows it to manufacture higher precision critical components for its customers growing demand of energy equipment.  In 2009 SET quickly capitalized on newly qualified API licensing by launching into the threaded products arena. This has proven to be another avenue for both new and established customers to take advantage of additional service offerings.

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

Employees

SET employs 34 people in Conroe, Texas.  No employees are represented by a labor union, and SET has not entered into a collective bargaining agreement with any union.  SET has not experienced any work stoppages and considers the relations with its employees to be good.

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

The NPI MOTOR TREND® branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND® program is supported through a national advertising campaign in MOTOR TREND®, Truck Trend and Automobile magazines.

The NPI Good Choice® branded product assortment not only matches in depth but exceeds the NPI MOTOR TREND® branded product assortment. In addition, the vast majority of the Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on many of its products. The NPI Good Choice® product assortment includes a variety of portable lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products.

The NPI Good Choice® program is supported through a national advertising campaign in the newsstand issues of Good Housekeeping magazine and plans are being negotiated for additional brand advertising. The 2009 expected pass through readership rate for the upcoming Good Choice® 2010 ads are expected to exceed 21,000,000 potential viewings.

NPI products are available at stores such as Family Dollar, Dollar Tree, H.E.B., Dollar General, Freds, Big Lots, Bi-Mart, and Publix, among others.

Virtually all of NPI's products are manufactured overseas. NPI's products are manufactured to meet or exceed NPI, UL, ETL, and CSA specifications and designs. NPI has no long-term agreements with any manufacturers for its products, but relies on its management's business contacts with manufacturers in renewing its short-term agreements. There is no assurance that NPI will be able to continue to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. Any inability or delay in NPI's renewal of its agreements at economically favorable terms could have a material adverse effect on NPI unless alternative supplies are available. NPI's management believes that if they are unable to utilize any of their present suppliers, it would be able to secure alternative manufacturers / suppliers at comparable terms.

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

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Big Lots, Ocean State Jobbers, H.E.B., Freds, Publix, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2009, NPI's large accounts accounted for 76% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2010 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Coleman Cable, General Electric (via a licensee), and American Tac and various other producers.

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

Intellectual Property

NPI has been issued the following trademarks:  The Good Choice®, Jumpower™, expiring February 2009, and The Bitty Booster Cable™, which was renewed in August 2008.

Employees

As of December 31, 2009, NPI employed 10 persons, including its executive officer, as well as customer service and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

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

On November 27, 2007, American acquired 1,000,000 restricted shares, or approximately 9% of Rubicon Financial Incorporated’s (OTCBB: RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000. The closing market price on the date of this transaction for RBCF was $2.87 per common share. During 2008, American purchased an additional 38,900 shares at an average purchase price of $0.17 per share. Rubicon Financial Incorporated is a development stage company, operating as a full service insurance agency offering personal and commercial lines, health, and life insurance products to individuals and companies in California (see Note 2 to the financial statements).

For the years ended December 31, 2009 and 2008, American had unrealized trading gains of $498,396 and losses of $4,054,334, respectively, related to securities held on those dates.  The unrealized losses for the year ended December 31, 2008, were due primarily to the decline in value of American's 1,000,000 shares of Rubicon Financial Incorporated's (OTCBB: RBCF.OB) common stock of $3,394,991.  At December 31, 2009 and 2008, our investment in shares of RBCF common stock, classified as trading securities on the balance sheet, was valued at $311,670, or $0.30 per share, and $322,170, or $0.30 per share, respectively, based upon the closing market prices on those dates, respectively.  American recorded realized gains of $19,654 and realized losses of $539,958 for the years ended December 31, 2009 and 2008, respectively (see Note 2 to the financial statements).

On October 19, 2007, Nestle Products Corporation (incorporated on October 18, 2007 in the State of Nevada), a wholly-owned subsidiary of the Company, acquired 9.9% of Las Vegas Premium Gold Products, Inc., a private Nevada corporation, in exchange for 50,000 restricted shares of the Company's common stock valued at $250,000, or $5.00 per common share based upon the closing market price on that date.  On October 3, 2008, NPC entered into an agreement with LVPG, whereby the parties have agreed to rescind the October 2007 stock purchase agreement. LVPG returned 60,000 shares (50,000 original shares plus 10,000 stock dividend shares) of AMIN common stock and NPC returned 470,237 shares of LVPG common stock. In October 2008, the Investment in Las Vegas Premium Gold Products of $250,000 was reversed and the return of AMIN's 60,000 shares were recorded as treasury stock.

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  American is carrying this property on the balance sheet for $4,611,233, which represents the portion of the principal and accrued interest allocated to the property received at the time of default, see Note 6, and the assumption of a note payable secured by the property (see Notes 6 and 9 to the financial statements).  During the third quarter of 2009, and in connection with the guarantor’s fee described below, American pledged $250,000 in certificates of deposit for a $3,850,000 loan to Southwest Gulf Coast Properties, Inc. at Texas Community Bank.  Additionally, this loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums with an appraised value of over $3,900,000.  During the fourth quarter of 2008, American received a 1.705 acre tract of land in Galveston County appraised at $540,000 as a guarantor's fee. In connection with this fee, American pledged $1,750,000 in certificates of deposit for a $4,000,000 loan to Dawn Condominiums L.P. at Texas Community Bank. During the third quarter of 2009, the principal balance of the loan was repaid and the bank released the pledged certificates of deposit to American.  During 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  American also owns 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  American has engaged an independent broker on an exclusive basis to sell the property.  These properties are not going to be developed by nor are they being held as inventory by American.

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
- timing of the introduction of new products and services and market acceptance of the same

Risks related to our Delta subsidiary

Delta’s operations are materially dependent on levels of oil and gas workover and abandonment activities in the United States

Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. Activity levels for Delta’s oil and gas related services business is affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of workover and abandonment activities, tend to fluctuate. Demand for Delta's services can vary significantly due to levels of activities of oil and gas producers in the United States which are directly effected by the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area.

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

Two of our customers accounted for approximately 78% of our sales.  At December 31, 2009, four customers accounted for approximately 58% of our trade accounts receivable balance.  These customers do not have any ongoing commitment to purchase our products and services.  We generally do not require collateral from our customers, although we do perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses which, when realized, have been within the range of our expectations.  If one or more of our major customers stops purchasing our products or defaults in its obligation to pay us, our results of operations as well as our cash flows will be adversely affected.

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

Most of our products are sold to oil and gas field services companies that experience significant fluctuations in demand based on economic conditions, energy prices, domestic and international drilling rig counts, consumer demand, and other factors beyond our control.  In 2008 and 2007, we experienced increased activity levels driven by increases in energy commodity prices and increased demand for oil field drilling products.  However, SET has seen decreased order volume as the world demand for crude products has decreased during the 2008 – 2009 recession.  Reduced demand for oil field drilling products typically results in lower activity levels for our company.  These changes can happen very quickly and without forecast or notice, and may have a material adverse effect on our results of operations.

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

Dependence upon major customers

NPI markets its products through such major chains as Family Dollar, Dollar Tree, GBI - Dollar Tree, Ocean State Jobbers, Big Lots, H.E.B., Publix, Freds, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2009, NPI's large accounts accounted for 76% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2010 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

NPI faces competition from larger companies

In the safety product category of the automotive after-market, which accounts for a significant portion NPI's products and sales, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. This competition may adversely affect NPI's ability to continue to increase revenues and market share. NPI's management believes its primary competitors in the safety products market include Coleman Cable Company and East Penn among other large manufacturers and importers. In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Coleman Cable, General Electric (via a licensee), and American Tac, among others.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2009, we had 9,191,325 shares of common stock issued and 0 preferred shares issued. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Shares eligible for future sale

As of December 31, 2009, the Registrant had 9,191,325 shares of common stock issued, 3,831,364 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

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

ITEM 3. LEGAL PROCEEDINGS

On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After noncontrolling interest, the net impact of this settlement on American's net income is $739,500. Delta partially recovered this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which will be included in other income for the three months ended March 31, 2010.

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb. This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006. The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.” This case went to trial and the jury rendered a verdict on September 17, 2009, awarding the plaintiff $263,410 plus court costs in damages. On February 22, 2010, the trial judge entered a $269,138 judgment in favor of the plaintiffs. The attorneys plan a motion for a new trial. Delta has liability insurance policy with applicable policy limits of $1,000,000. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any judgment that might be entered. Delta intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

American International Industries, Inc. v. William W. Botts.  American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007.  Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation.  As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share.  Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services.  On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In February 2010, the case was mediated and the parties attempted to settle the case.  However, the parties have been unable to agree on terms.  If the parties can not agree, the case will have to be mediated again or tried.  Additional information has been recently discovered to support American's case.  Our attorney believes that if the case is tried, either side could win.  If Botts wins, we believe that the maximum loss for American would be approximately $1,500,000.  If the case is tried, American intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2009, the Company's annual meeting of shareholders was held. At the meeting the shareholders voted for the election of Daniel Dror, Charles R. Zeller, Robert W. Derrick, Jr., and Thomas J. Craft, Jr., and John W. Stump III to serve on our board until the next annual meeting of shareholders or until their successors are elected and qualified and voted to ratify our selection of GBH CPAs, PC as independent auditors for 2009.  At the date of the annual meeting, the Company had a total of 9,105,372 shares of common stock outstanding and a total of 6,768,769 were present and voted. The following tables set forth the vote of shareholders with respect to the two proposals:

Proposal 1. Election of Directors

Nominees	For	Withheld
Daniel Dror	6,717,161	51,608
Charles R. Zeller	6,741,724	27,045
Robert W. Derrick, Jr.	6,741,724	27,045
Thomas J. Craft, Jr.	6,741,844	26,925
John W. Stump III	6,718,241	50,528

On November 30, 2009, the board of directors of American accepted the resignation of John W. Stump, III as a director and as chairperson of the audit committee and as a member of the compensation committee and nominating committee, positions he has held since April 20, 2007.  On January 19, 2010, the board of directors of American appointed Steven M. Plumb as a director, chairperson of the audit committee and a member of the compensation committee and nominating committee.

Proposal 2. Ratification of GBH CPAs, PC as Independent Auditors for 2009

For	Against	Abstain	BNV
6,756,015	11,209	1,545	-

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted under the symbol AMIN on the NasdaqCM. For the periods indicated, the following table sets forth the high and low trade prices per share of common stock, adjusted for the 20% stock dividends to all shareholders on July 16, 2008.  The below prices represent inter-dealer trades without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter ended March 31,	$2.10	$0.62	$4.08	$2.44
Second Quarter ended June 30,	$1.42	$0.86	$4.48	$3.36
Third Quarter ended September 30,	$1.93	$0.95	$3.75	$2.43
Fourth Quarter ended December 31,	$1.75	$0.98	$2.88	$1.20

The Company believes that as of December 31, 2009, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On January 17, 2007, the Company announced that its Board of Directors approved a stock repurchase program, effective January 12, 2007. Under the program, the Company is authorized to repurchase up to $3,000,000 of its outstanding shares of common stock from time to time over the next three years, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.  During 2007, the Company purchased 23,162 shares under this plan at an average price paid per share of $4.65.  During 2008, the Company purchased 24,948 shares under this plan at an average price paid per share of $2.35.  During 2009, the Company purchased 257,646 shares under this plan at an average price paid per share of $0.98.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2009.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2009 to October 31, 2009	7,200	$1.27	7,200	-
November 1, 2009 to November 30, 2009	2,800	1.40	2,800	-
December 1, 2009 to December 31, 2009	10,600	1.31	10,600	-
	20,600	$1.31	20,600	-

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

Recent Sales of Unregistered Securities

During 2009, the Company issued restricted securities as follows:

(i)
in July 2009, the Company issued 200,000 restricted shares as an incentive to the Chief Executive Officer to extend his employment agreement for three years, valued at $200,000, based upon the closing market price on such date;

(ii)
in July 2009, the Company issued 50,000 restricted shares as an incentive to the Chief Financial Officer to extend her employment agreement for three years, valued at $50,000, based upon the closing market price on such date;

(iii)	in August and December 2009, the Company issued 25,000 and 20,000 restricted shares, respectively, as bonuses to its employees valued at $32,000 and $25,000, respectively, based upon the closing market prices on such dates;
(iv)
in October 2009, the Company issued 4,000 shares of restricted stock to the Company’s directors for serving on our Board of Directors valued at $4,840, based upon the closing market price on such date;

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2009.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price	available for future issuance
	exercise of outstanding	of outstanding	under equity compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	207,360	$4.86	622,080
Equity compensation plans
not approved by security holders	0	0	0
Total	207,360	$4.86	622,080

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
·Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
•Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
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

We intend to continue our efforts to grow through the acquisition of additional and complementary businesses and by expanding the operations of our existing businesses, especially in the energy sector. We will evaluate whether additional and complementary businesses can be acquired at reasonable terms and conditions, at attractive earnings multiples and which present opportunity for growth and profitability. These efforts will include the application of improved access to financing and management expertise afforded by synergistic relationships between the Company and its subsidiaries. Potential acquisitions are evaluated to determine that they would be accretive to earnings and equity, that the projected growth in earnings and cash flows are attainable and consistent with our expectations to yield desired returns to investors, and that management is capable of guiding the growth of operations, working in concert with others in the group to maximize opportunity. Periodically as opportunities present themselves, we may sell or merge the subsidiaries in order to bring value to the holding company and our shareholders and to enable the Company to acquire larger companies.

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

Related Party Transactions

During the year ended December 31, 2009, American issued 200,000 shares of common stock to the CEO for services valued at $200,000.  At December 31, 2009, Delta had a balance due to the noncontrolling interest owners of $120,000 and SET had a balance of $180,000 due to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the years ended December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

Effective January 1, 2009, American began implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 (ASC 810 “Consolidation”) required American to:

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

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented. As a result of the implementation of SFAS No. 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 increased by $2,085,573 representing noncontrolling interests, and total liabilities at December 31, 2008 decreased by $2,085,573 as a result of the elimination of minority interest. Also as a result of the adoption of SFAS No. 160, for the year ended December 31, 2008, loss from continuing operations, net of income taxes increased by $57,726 and net losses attributable to the noncontrolling interests increased by $57,726.

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

Our consolidated net revenues for the year ended December 31, 2009 were $25,656,678, compared to $32,108,660 for the prior year, a decrease of $6,451,982, or 20%. The decrease in revenues was due to lower demand for pipe and rig services, resulting in a decrease in Delta's revenues of $10,342,022, or 54%, compared to the prior year.  Our new wholly-owned subsidiary, SET, contributed revenues of $7,193,272 for the full year ended December 31, 2009 compared to $2,584,464 for the three months ended December 31, 2008, an increase of $4,608,808.  Revenues for NPI of $10,392,365 in 2009 compared to $9,673,597 in 2008 decreased by $718,768 due to the decline in the economy.

Cost of sales for the year ended December 31, 2009 was $17,593,869, compared to $20,726,120 for the year ended December 31, 2008. Our gross margins in 2009 were 31.4%, compared to gross margins of 35.5% in 2008.  The decline in margins was primarily due to the decline in pipe sales at Delta. The margins on pipe sales are historically greater than the margins on our other revenue components.

Consolidated selling, general and administrative expenses for the year ended December 31, 2009 were $11,523,098, compared to $11,951,117 in the prior year, representing a decrease of $428,019, or 4%. Costs at Delta and NPI decreased by $667,706 and $122,866 associated with their decreased revenues, and Corporate costs decreased by $209,445.  Costs at SET were higher by $571,998 for the full year ended December 31, 2009 compared to the three months included in the prior year.

We had an operating loss of $3,460,289 for the year ended December 31, 2009, compared to an operating loss of $568,577 for the year ended December 31, 2008.

We had other income of $274,217 in 2009, compared to other expense of $318,844  in 2008.  Other income for the year ended December 31, 2009 included $175,000 for providing right-of-way access on the 287 acres in Galveston County.  Interest and dividend income was $420,853, net realized/unrealized gains on trading securities was $518,050, and interest expense was $873,518 for the year ended December 31, 2009.  The primary reason for the other expense in 2008 was due to net realized/unrealized losses on trading securities of $4,594,292 and the recognition of $1,450,000 for the Delta lawsuit settlement (see Note 17 to the financial statements), offset by $4,922,591 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see Note 14 to the financial statements).  The unrealized losses on trading securities of $4,054,334 for the year ended December 31, 2008 were due primarily to a decline in the market value of our investment in Rubicon Financial Incorporated of $3,394,991 (see Note 2 to the financial statements).  The realized losses on trading securities of $539,958 for the year ended December 31, 2008 resulted primarily from the loss on the sale of our investment in OI Corporation of $406,456.  American recognized as a guarantor's fee the receipt of a 1.705 acre tract of land in Galveston County appraised at $540,000 (see Note 5 to the financial statements).  Delta recognized other income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $277,606 for the year ended December 31, 2008.  For further disclosure regarding the TERP grant (see Note 13 to the financial statements).  Interest and dividend income was $693,431 and interest expense was $841,212 for the year ended December 31, 2008.

We had a net loss from continuing operations of $3,237,436, or $0.37 per share, for the year ended December 31, 2009, compared to a net loss of $834,881, or $0.11 per share, for the year ended December 31, 2008.

We had a net loss from discontinued operations of $350,000, or $0.04 per share, for the year ended December 31, 2009, compared to net income from discontinued operations of $9,274,274, or $1.18 per share, for the year ended December 31, 2008.  Net income from discontinued operations for the year ended December 31, 2008 includes the gain on deconsolidation of $15,421,569, offset by Hammonds' net loss of $6,147,295 for the year ended December 31, 2008.

Our net loss was $2,952,088, or $0.34 per share, for the year ended December 31, 2009, compared to net income of $8,381,667, or $1.07 per share, for the year ended December 31, 2008.

Delta

Delta had revenues of $8,789,809 for the year ended December 31, 2009, compared to $19,131,831 in the prior year, or a decrease of $10,342,022, or 54%. The decrease in revenues was due to lower demand for pipe and rig services. For the year ended December 31, 2009, pipe sales represented 47.9% of Delta's revenues, compared to 74.5% for the year ended December 31, 2008.  Margins for the year ended December 31, 2009 were $5,206,036, or 59%, compared to $8,764,069, or 46%, in the prior year reflecting pricing pressure on Delta's products due to lower demand.  Delta's selling general and administrative expenses for the year ended December 31, 2009 were $6,905,855, compared to $6,238,149 in the prior year, representing a decrease of $667,706, or 10%.  The decrease is associated with the decline in revenues.  Delta experienced an operating loss of $1,032,113 for the year ended December 31, 2009, compared to operating income of $1,858,214 in the prior year.

Delta, as part of its business, sells salvaged and new pipe to operators of oil and gas fields. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.

NPI

For the year ended December 31, 2009, NPI's revenues were $9,673,597, compared to revenues of $10,392,365 during the prior year, a decrease of $718,768. The revenue decrease was due primarily to the decline in the economy.  NPI’s gross margin for the year ended December 31, 2009 improved to 23% compared to 20% for the prior year.  For the year ended December 31, 2009, selling, general and administrative expenses were $1,934,628, compared to $2,057,495 for the prior year, representing a decrease of $122,866, or 6%.  The decrease is associated with the decline in revenues.  NPI experienced operating income of $255,256 for the year ended December 31, 2009, compared to an operating loss of $18,650 during the prior year.

NPI is highly reliant upon a small customer base, with approximately 58% of its sales in 2009 being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations.  NPI's strategic plan for 2010 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

Our subsidiary, NPI has purchase orders from all customers for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

SET

For the year ended December 31, 2009, SET's revenues were $7,193,272, gross margin was 10%, selling, general and administrative expenses were $1,072,944, and SET experienced an operating loss of $366,455.  The results of SET for the period of October 8, 2008 to December 31, 2008 are included in our results of operations.  For the period ended December 31, 2008, SET's revenues were $2,584,464, gross margin was 22%, selling, general and administrative expenses were $500,946, and net operating income was $78,681.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $22,143,193 at December 31, 2009, compared to current assets of $26,360,921 at December 31, 2008.  Current assets decreased by $4,217,728 for the year ended December 31, 2009, primarily due to a decrease in cash and certificates of deposit of $4,503,000, which was used to make payments of $3,825,454 on debt and line-of-credit agreements and to fund operating activities. The Company's current liabilities at December 31, 2009, were $9,001,742, compared to $8,164,894 at December 31, 2008. Working capital for the year ended December 31, 2009 was $13,141,451, compared to $18,196,027 at year end 2008.  At December 31, 2009, the Company had total assets of $31,012,169, compared to total assets of $35,977,944 at December 31, 2008.  The Company's total liabilities at December 31, 2009 were $16,351,308, compared to $17,985,254 at December 31, 2008.

For the year ended December 31, 2009, we had negative cash flows from operations of $707,357, compared to negative cash flows from operations of $98,324 during 2008.  For the year ended December 31, 2009, the negative cash flow from operations was the result of our net loss from continuing operations of $3,237,436.  Our net loss for the year ended December 31, 2009 included non-cash income of $498,396 for unrealized gains on trading securities and non-cash expenses of $1,687,179, including depreciation and amortization of $1,179,349 and non-cash compensation of $507,830.  Accounts receivable decreased by $1,376,300, inventories decreased by $328,525, and trading securities increased by $213,980.

For the year ended December 31, 2008, the negative cash flow from operations was the result of our net loss from continuing operations of $834,881 for the year ended December 31, 2008.  Our net loss for the year ended December 31, 2008 included non-cash income of $5,740,197, including $4,922,591 for recognition of the property dividend distribution gain associated with the declaration of the Hammonds’ stock dividend (see Note 14 to the financial statements), the recognition of guarantor's fee income from the receipt of a 1.705 acre tract of land in Galveston County appraised at $540,000 (see Note 5 to the financial statements), and income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $277,606.  Our net loss for the year ended December 31, 2008 included non-cash expenses of $6,880,562, including unrealized losses on trading securities of $4,054,334, a $1,450,000 loss from the Delta lawsuit settlement (see Note 17 to the financial statements), depreciation and amortization of $647,851, and non-cash compensation of $728,377.  Excluding the acquired assets and liabilities of SET, our inventories decreased by $876,516, trading securities decreased by $1,872,157, deposits for pipe purchases increased by $2,221,932, accounts receivable increased by $697,618, and accounts payable decreased by $734,635 for the year ended December 31, 2008.

Cash provided by investing activities for the year ended December 31, 2009 was $3,035,615, compared to net cash used in investing activities of $3,751,040 in 2008.  Cash was provided by investing activities in 2009 as a result of a net decrease in investments in certificates of deposit of $3,115,813 and proceeds from notes receivable of $295,104, offset by the issuance of a note receivable of $300,000 and the purchase of property and equipment of $275,599.

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

During the year ended December 31, 2009, our financing activities used cash of $3,365,445 compared to cash provided of $4,670,144 during 2008.  During the year ended December 31, 2009, we received net proceeds from the issuance of debt of $783,851.  We made payments of $3,825,454 on debt and line-of-credit agreements and purchased 257,646 shares of treasury stock at a cost of $252,223.  During 2008, we received proceeds from borrowings of $9,067,663, made payments of $3,102,278 on debt and $1,443,423 on margin loans.

On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note is due July 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender.  NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. NPI has a consistent and growing base of business with large seasonal sales received in the third and fourth quarters.  Historically, during this period every year, NPI receives a large order from its primary customer and briefly exceeds its borrowing base to make the inventory purchases necessary to fill that order.  For the past 10 years, this has not been a problem and NPI's representative at the bank has always been willing to work with NPI.  At December 31, 2009, NPI’s line of credit balance was $1,099,000 and as of this filing, the balance has been reduced by $73,000 to $1,026,000.  NPI’s current assets at December 31, 2009 were $4,457,821, and included $1,208,334 and $2,754,233 in accounts receivable and inventory, respectively.

Our subsidiary, Delta has a line of credit for $2,000,000 with Trust Mark Bank, which has a maturity date in April 2010. Both Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  Management plans to renew this line of credit upon expiration.  Our Subsidiary, SET, has a $1,000,000 line of credit with Stillwater National Bank and Trust, which has a maturity date in September 2010. Delta and SET have excellent relationships with their banks and believe that they will be able to renegotiate their lines of credit at terms and conditions satisfactory to the Company.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
American International Industries, Inc. and Subsidiaries
Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2010

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,727,388	$3,114,575
Certificate of deposit	1,199,187	4,315,000
Trading securities	1,490,472	718,442
Accounts receivable, less allowance for doubtful accounts
of $244,121 and $138,217, respectively	3,268,141	4,956,941
Current portion of notes receivable	1,173,334	4,392,211
Accounts and notes receivable from related parties	194,609	98,606
Inventories	4,446,215	3,889,052
Real estate held for sale	7,060,299	2,449,066
Deposits for pipe inventory purchases	1,336,244	2,221,932
Prepaid expenses and other current assets	247,304	205,096
Total current assets	22,143,193	26,360,921

Long-term notes receivable, less current portion	259,252	95,522
Property and equipment, net of accumulated depreciation and amortization	7,144,218	7,769,833
Goodwill	674,539	674,539
Intangible assets, net of amortization	611,474	717,817
Other assets	179,493	359,312
Total assets	$31,012,169	$35,977,944
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,300,007	$2,395,721
Short-term notes payable	1,881,908	1,213,332
Accounts and notes payable to related parties	296,300	-
Current installments of long-term capital lease obligations	81,819	71,680
Current installments of long-term debt	4,441,708	4,484,161
Total current liabilities	9,001,742	8,164,894

Long-term debt, less current installments	7,264,562	9,653,598
Long-term capital lease obligations, less current installments	85,004	166,762
Total liabilities	16,351,308	17,985,254

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized: none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized:
9,191,325 and 8,738,771 shares issued, respectively
8,871,369 and 8,676,461 shares outstanding, respectively	9,192	8,739
Additional paid-in capital	33,571,064	33,063,687
Accumulated deficit	(19,863,846)	(16,911,758)
Less treasury stock, at cost
291,557 and 62,310 shares, respectively	(505,774)	(253,551)
Total American International Industries, Inc. equity	13,210,636	15,907,117
Noncontrolling interest	1,450,225	2,085,573
Total equity	14,660,861	17,992,690
Total liabilities and equity	$31,012,169	$35,977,944
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008

Revenues	$25,656,678	$32,108,660
Costs and expenses:
Cost of sales	17,593,869	20,726,120
Selling, general and administrative	11,523,098	11,951,117
Total operating expenses	29,116,967	32,677,237

Operating loss	(3,460,289)	(568,577)

Other income (expenses):
Interest and dividend income	420,853	693,431
Delta lawsuit settlement	-	(1,450,000)
Realized gains (losses) on trading securities	19,654	(539,958)
Unrealized gains (losses) on trading securities	498,396	(4,054,334)
Interest expense	(873,518)	(841,212)
Texas Emissions Reduction Plan Grant	-	277,606
Gain on property dividend distribution	-	4,922,591
Guarantor fee	-	540,000
Other income	208,832	133,032
Total other income (expense)	274,217	(318,844)

Loss before income tax	(3,186,072)	(887,421)
Income tax expense (benefit)	51,364	(52,540)
Loss from continuing operations, net of income taxes	(3,237,436)	(834,881)
Net income (loss) from discontinued operations, net of taxes	(350,000)	9,274,274
Net income (loss)	(3,587,436)	8,439,393
Net income (loss) attributable to the noncontrolling interest	635,348	(57,726)
Net income (loss) attributable to American International Industries, Inc.	$(2,952,088)	$8,381,667

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.30)	$(0.11)
Discontinued operations	$(0.04)	$1.18
Total	$(0.34)	$1.07

Weighted average common shares - basic and diluted	8,710,228	7,845,030
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2009 and 2008

					Additional			Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2007	-	$-	7,145,204	$7,146	$46,327,171	$(19,045,752)	$(194,897)	$1,370,196	$28,463,864
Issuance of common shares for services			222,395	222	728,155				728,377
20% common stock dividends			1,431,172	1,431	(1,431)				-
Cash dividends								(235,200)	(235,200)
Capital contributions								892,851	892,851
Discontinued operations					(13,740,268)				(13,740,268)
Dividend of shares of Hammonds Industries, Inc.						(6,247,673)			(6,247,673)
Rescind issuance of shares for investment in Las Vegas Premium Gold Products			(60,000)	(60)	(249,940)				(250,000)
Acquisition of treasury shares							(58,654)		(58,654)
Net income						8,381,667		57,726	8,439,393
Balance, December 31, 2008	-	$-	8,738,771	$8,739	$33,063,687	$(16,911,758)	$(253,551)	$2,085,573	$17,992,690
Issuance of common shares for services			452,554	453	507,377				507,830
Acquisition of treasury shares							(252,223)		(252,223)
Net loss						(2,952,088)		(635,348)	(3,587,436)
Balance, December 31, 2009	-	$-	9,191,325	$9,192	$33,571,064	$(19,863,846)	$(505,774)	$1,450,225	$14,660,861

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,587,436)	$8,439,393
Net income (loss) from discontinued operations	(350,000)	9,274,274
Net loss from continuing operations	(3,237,436)	(834,881)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Property dividend distribution gain	-	(4,922,591)
Property received for guarantor fee	-	(540,000)
Delta lawsuit settlement	-	1,450,000
Depreciation and amortization	1,179,349	647,851
Share-based compensation	507,830	728,377
Realized (gains) losses on the sale of trading securities	(19,654)	539,958
Unrealized (gains) losses on trading securities	(498,396)	4,054,334
Texas Emissions Reduction Plan Grant	-	(277,606)
Change in operating assets and liabilities:
Accounts receivable	1,376,300	(697,618)
Trading securities	(213,980)	1,872,157
Inventories	328,525	876,516
Deposits for pipe inventory purchases	-	(2,221,932)
Prepaid expenses and other current assets	(42,208)	8,648
Other assets	8,027	(46,902)
Accounts payable and accrued expenses	(95,714)	(734,635)
Net cash used in operating activities from continuing operations	(707,357)	(98,324)

Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(275,599)	(373,911)
Purchase of Shumate Machine Works assets	-	(5,000,000)
Proceeds from sale of drilling rigs	-	200,000
Investment in rigs held for sale	-	(12,389)
Redemption of certificate of deposit	6,320,000	7,155,421
Investment in certificate of deposit	(3,204,187)	(6,275,421)
Issuance of note receivable	(300,000)	(475,000)
Proceeds from notes receivable	295,104	1,098,866
Loans from (to) related parties	200,297	(68,606)
Net cash provided by (used in) investing activities from continuing operations	3,035,615	(3,751,040)

Cash flows from financing activities from continuing operations:
Capital contributions from noncontrolling interest	-	449,473
Dividend distribution to Delta's noncontrolling interest holders	-	(235,200)
Proceeds from issuance of debt	783,851	9,067,663
Payments on margin loans	-	(1,443,423)
Net repayments under lines of credit agreements and short-term notes	(197,034)	(7,437)
Principal payments on debt	(3,628,420)	(3,102,278)
Principal payments under capital lease obligations	(71,619)	-
Payments for acquisition of treasury stock	(252,223)	(58,654)
Net cash provided by (used in) financing activities from continuing operations	(3,365,445)	4,670,144

	Year Ended December 31,
	2009	2008
Net increase (decrease) in cash and cash equivalents from continuing operations	$(1,037,187)	$820,780

Discontinued operations:
Net cash used in operating activities	$(350,000)	$(61,226)
Net cash used in investing activities	-	(326,853)
Net cash provided by financing activities	-	388,079
Net decrease in cash and cash equivalents from discontinued operations	(350,000)	-

Cash and cash equivalents at beginning of year	3,114,575	2,293,795
Cash and cash equivalents at end of year	$1,727,388	$3,114,575

Supplemental schedule of cash flow information:
Interest paid	$894,758	$823,322
Taxes paid	$55,683	$24,623
Non-cash transactions:
Stock dividend	$-	$1,431
Trading securities received in foreclosure on note receivable	$40,000	$-
Real property received in foreclosure on note receivable	$3,332,543	$-
Issuance of common stock for investment in Las Vegas Premium Gold Products	$-	$(250,000)
Note assumed in foreclosure on property	$1,278,690	$-

The accompanying notes are an integral part of these consolidated financial statements.

American International Industries, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries, Northeastern Plastics, Inc. ("NPI") and Shumate Energy Technologies, Inc. ("SET"), and Delta Seaboard Well Service, Inc. ("Delta"), in which American holds a controlling shareholder interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.  All reclassifications have been applied consistently to the periods presented.
Cash and Equivalents

American considers cash and equivalents to include cash on hand and certificates of deposits with banks with an original maturity of three months or less, that American intends to convert.

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

Notes Receivables

Notes receivable are carried at the expected net realizable value. Impairment of notes receivable is based on management's continued assessment of the collectability of debtors.

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

Investment Securities

American accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 (ASC 320-10), "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which American does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and Equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.  As required by SFAS No. 141(R) (ASC 805-10), the acquisition of the assets of Shumate Machine Works by Shumate Energy Technologies has been recorded using the purchase method of accounting with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition date. For more information on the acquisition of Shumate, see Note 3.

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

SFAS No. 142 (ASC 350-20) eliminated the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. American adopted SFAS No. 142 (ASC 350-20) effective January 1, 2002.

December 31, 2009 and December 31, 2008 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 7) and Intangible Assets (note 8).

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

American has adopted FIN 48 (ASC 740-10) “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2009, American had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2008, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

Stock-Based Compensation

American sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123R (ASC 718-10), "Accounting for Stock-Based Compensation" based on the grant date fair values.

Subsequent Events

American evaluated events occurring between the end of our fiscal year, December 31, 2009, and March 31, 2010 when the consolidated financial statements were issued.

New Accounting Pronouncements

Effective January 1, 2009, American began implementation of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 (ASC 810 “Consolidation”) required American to:

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

SFAS No. 160 was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interests that are reflected in these consolidated financial statements for all periods presented. As a result of the implementation of SFAS No. 160, which required retrospective application of presentation requirements, total equity at December 31, 2008 increased by $2,085,573 representing noncontrolling interest, and total liabilities at December 31, 2008 decreased by $2,085,573 as a result of the elimination of minority interest. Also as a result of the adoption of SFAS No. 160, for the year ended December 31, 2008, loss from continuing operations, net of income taxes increased by $57,726 and net losses attributable to the noncontrolling interest increased by $57,726.

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

American believes that the fair value of its financial instruments comprising cash, certificates of deposit, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of December 31, 2009, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities:

	As of December 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,490,472	$1,490,472	$1,490,472	$-	$-

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the years ended December 31, 2009 and 2008, American had unrealized trading gains of $498,396 and losses of $4,054,334, respectively, related to securities held on those dates.  The unrealized losses for the year ended December 31, 2008, were due primarily to the decline in value of American's 1,000,000 shares of Rubicon Financial Incorporated's (OTCBB: RBCF.OB) common stock of $3,394,991.  At December 31, 2009 and 2008, our investment in shares of RBCF common stock, classified as trading securities on the balance sheet, was valued at $311,670, or $0.30 per share, and $322,170, or $0.30 per share, respectively, based upon the closing market prices on those dates, respectively.  American recorded realized gains of $19,654 and realized losses of $539,958 for the years ended December 31, 2009 and 2008, respectively.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our marketable equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. American seeks to manage exposure to adverse equity returns in the future by potentially increasing the diversity of our securities portfolios.

Note 3 - Acquisition of the Assets of Shumate Machine Works by Shumate Energy Technologies

On October 8, 2008, a subsidiary of American completed the purchase of 100% of the assets and assumed certain liabilities of Shumate Machine Works Corporation, a subsidiary of Shumate Industries, Inc. ("SHMT").  The terms of the agreement provided for a purchase price of $5.0 million funded by the simultaneous closing of a $5.0 million term note by Shumate Machine Works, secured by the assets of SHMT, and the receipt of SHMT common stock with a value equivalent to any negative working capital at the closing date of the transaction.  In connection with the negative working capital provision of the agreement, American received 1,401,170 restricted shares of SHMT common stock valued at $0.30 per share for a total value of $420,351.  These shares represented approximately 6.4% of SHMT’s outstanding shares as of October 8, 2008.   The assets are now owned by a wholly-owned American subsidiary, Shumate Energy Technologies, Inc.

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

Revenues and expenses of Shumate Energy Technologies, Inc. are included in American's statements of operations from October 8, 2008 through December 31, 2009.

Note 4 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Work in process	$171,506	$549,954
Finished goods	4,370,730	3,434,361
Less reserve	(96,021)	(95,263)
	$4,446,215	$3,889,052

Periodically, American enters into agreements to purchase pipe inventory from vendors.  At December 31, 2009 and 2008, American had cash deposits of $1,336,244 and $2,221,932, respectively, for inventory purchases under these agreements that had not been received.

Note 5 - Real Estate Transactions

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  American is carrying this property on the balance sheet for $4,611,233, which represents $3,332,543 in principal and accrued interest allocated to the property received at the time of default, see Note 6, and the assumption of a $1,278,690 note payable secured by the property by another lien holder, see Note 9.  This property consists of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker.

During the third quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At September 30, 2009, American carried this property on the balance sheet for $198,500, which represented the portion of the principal and accrued interest allocated to the property received at the time of default, see Note 6. On October 28, 2009, American entered into a settlement with the purchaser of this property.  The title company involved in the purchase transaction paid $150,000 in November 2009 in exchange for American's deed of trust for the property.  Upon receipt of the $150,000, American removed the property from its balance sheet and recorded the difference of $48,500 to the note and accrued interest.  This receivable is secured by real property from the original $225,000 note receivable.

During the third quarter of 2009, and in connection with the guarantor’s fee described below, American has pledged $250,000 in certificates of deposit for a $3,850,000 loan to Southwest Gulf Coast Properties, Inc. at Texas Community Bank.  Additionally, this loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums with an appraised value of over $3,900,000.

During the fourth quarter of 2008, American received a 1.705 acre tract of land in Galveston County valued at $540,000 as a guarantor's fee. In connection with this fee, American pledged $1,750,000 in certificates of deposit for a $4,000,000 loan to Dawn Condominiums L.P. at Texas Community Bank. During the third quarter of 2009, the principal balance of the loan was repaid and the bank released the pledged certificates of deposit to American.  This property is listed for sale with a broker.

During 2007, American purchased for investment a 174 acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  American also owns 287 undeveloped acres of waterfront property on Dickinson Bayou and Galveston Bay in Galveston County, Texas. American is carrying this property on the balance sheet at its historical book value of $225,000.  American has engaged an independent broker on an exclusive basis to sell the property.  These properties are not going to be developed by nor are they being held as inventory by American.  These properties are listed for sale with a broker.

American reviewed the accounting standards Real Estate - General (ASC 970-10) and Property, Plant, and Equipment (ASC 360-10) to determine the appropriate classification for these properties.  According to ASC 970-10, real estate that is held for sale in the ordinary course of business is classified as inventory, which is a current asset.  ASC 360-10 provides the following criteria for property to be classified as held for sale:

  Management with the appropriate authority commits to a plan to sell the asset;
  The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
  An active program to locate a buyer and other actions required to complete the plan of sale have been initiated;
  The sale of the property or asset within one year is probable and will qualify for accounting purposes as a sale;
  The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
  Actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Management consulted with the real estate brokers for these properties and reviewed the recent interest for each property.  Based on our consultations and review, we believe that the sale of these properties within one year is probable.  We concluded that all of these criteria have been met for these properties and that they are appropriately classified as held for sale in current assets.

Note 6 - Long-term Notes Receivable

Long-term notes receivable consists of the following:
	December 31, 2009	December 31, 2008
Net note receivable from sale of real estate, principal balance due on or before July 30, 2009, secured by property lien (a)	$-	$3,020,044
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	95,523	126,617
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012 (b)	200,000	200,000
Unsecured note receivable for sale of drilling rig, principal and interest due monthly through December 31, 2009	-	114,009
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (c)	552,063	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (c)	250,000	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009 (d)	35,000	225,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (e)	300,000	-
Notes receivable	1,432,586	4,487,733
Less current portion	(1,173,334)	(4,392,211)
Long-term notes receivable	$259,252	$95,522

(a) Net note receivable from sale of real estate, principal payment due on or before July 30, 2009.  On July 30, 2004, American sold real estate to an unaffiliated third party for a cash payment equal to the first lien and $250,000 owed to Orion HealthCorp, Inc. and a note receivable in the amount of $5,000,000 secured by a lien on the real estate. The note is being amortized over a 20 year period, with a balloon payment at the end of five years in the amount of $4,012,084, and bears interest of 3% per annum. The note was discounted by $1.6 million to the present value of the lowest level of annual payments required by the sales contract, or $3.4 million, over the maximum period required.  Principal payments had reduced the note balance to $3.0 million as of September 30, 2009.  American recorded a gain, using the reduced profit method for recording the sale of land, in the amount of $1,815,070 on the sale of this real estate based on discounting the $5,000,000 note at a 7.6% interest rate (approximating the market rate for real estate transactions by the buyer).  The borrower did not make the payment due on July 30, 2009.  During the fourth quarter of 2009, American acquired the deed to the property in lieu of payment of the debt, see Note 5.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  Marald is currently in default on its payments.  New payment terms are being negotiated for this note receivable.  Since the loan is reflected at a $100,000 discount to the original note face value and payments are currently being made on the other note receivable with Marald in accordance with note terms, American believes payment terms will be successfully negotiated and no further discounting of the loan was deemed necessary as of December 31, 2009.

(c) Unsecured notes receivable due April 30 and December 31, 2008.  These delinquent notes were due from Hammonds Industries, Inc. ("Hammonds").  The assets of the Hammonds' companies were sold on April 16, 2009 (see Note 19).  On August 13, 2009, Hammonds, American, Delta, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds. This agreement includes a provision to issue common shares for these unsecured notes.  American closed this transaction in February 2010 and Hammonds will issue 10,000,000 post-Reverse Split common shares at fair value of $0.087 per share in consideration for the conversion of the principal and interest on these notes.

(d) Note secured by property and shares of stock, interest due monthly at 18%, per annum principal payment due on or before May 9, 2009. This note is in default and American has obtained the shares of stock and a portion of the real property securing this note. On July 13, 2009, American received title to 2,000,000 shares of Momentum Biofuels, Inc., valued at $40,000, or $0.02 per share. As of November 4, 2009, American had sold all of these shares on the open market for $25,411. During the third quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At September 30, 2009, American carried this property on the balance sheet for $198,500, which represented the portion of the principal and accrued interest allocated to the property received at the time of default, see Note 6. On October 28, 2009, American entered into a settlement with the purchaser of this property.  The title company involved in the purchase transaction paid $150,000 in November 2009 in exchange for American's deed of trust for the property.  Upon receipt of the $150,000, American removed the property from its balance sheet and recorded the difference of $48,500 to the note and accrued interest.  This receivable is secured by real property from the original $225,000 note receivable.

(e) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note was purchased on March 31, 2009 for $300,000 and new payment terms are being negotiated for this note receivable with the debtors, Las Vegas Premium Gold.  This note was purchased as an investment to receive the interest income from the note.  Management has assessed this note for impairment and feels that collectability is reasonably possible based on the personal guarantees of the principals.

Interest income on notes receivable is recognized principally by the simple interest method.  During the years ended December 31, 2009 and 2008 American recognized interest income of $256,907 and $336,277, respectively.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2009	December 31, 2008
Land		$892,945	$892,945
Building and improvements	20	1,003,870	933,200
Machinery and equipment	7-15	7,698,256	7,386,789
Office equipment and furniture	7	438,565	384,893
Automobiles	5	771,712	768,151
		10,805,348	10,365,978
Less accumulated depreciation and amortization		(3,661,130)	(2,596,145)
Net property and equipment		$7,144,218	$7,769,833

During the year ended December 31, 2009, $171,793 of equipment that was classified as other assets as of December 31, 2008, was placed in service and reclassified to property and equipment.

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,073,006, and $621,265, respectively.

SET has entered into a capital lease agreement for the acquisition of machinery and equipment.  The assets acquired under such financing arrangement included in property and equipment is as follows:

December 31, 2009
Machinery and equipment	$301,000
Less accumulated depreciation and amortization	(37,625)
Net property and equipment	$263,375

Principal repayment provisions of this long-term capital lease are as follows at December 31, 2009:

2010	$81,819
2011	85,004
Total	$166,823

Note 8 - Intangible Assets

Intangible assets at December 31, 2009 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$130,179	$598,821	7 years
Name and logo	15,403	2,750	12,653	7 years
Intangible assets	$744,403	$132,929	$611,474	7 years

Intangible assets at December 31, 2008 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$26,036	$702,964	7 years
Name and logo	15,403	550	14,853	7 years
Intangible assets	$744,403	$26,586	$717,817	7 years

Amortization expense for the years ended December 31, 2009 and 2008 was $106,343, and $26,586, respectively.

Note 9 - Short-term Notes Payable

	December 31, 2009	December 31, 2008
Delta lawsuit settlement with no interest, principal due in monthly payments of $25,000 through August 1, 2009	$-	$175,000
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $25,805 through May 1, 2010	103,218	-
Insurance note payable with interest at 5.24%, principal and interest due in monthly payments of $31,288 through May 1, 2009	-	125,150
Note payable to a bank, due in monthly installments of interest only at 6.34%, with a principal balance due on October 29, 2010, secured by a certificate of deposit.	500,000
Note payable with interest at 12%, interest due monthly, with a principal balance due on July 1, 2010, secured by real property (a)	1,278,690
Note payable with interest at 6%, principal and interest due monthly, with a balloon payment due April 2009	-	913,182
	$1,881,908	$1,213,332

(a)  This note was assumed as part of the foreclosure on property that was security for a note receivable owed to American.  See Note 5.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

At December 31, 2009 and 2008, the average annual interest rates of our short-term borrowings were approximately 10.11% and 5.91%, respectively.

Note 10 - Long-term Debt

Long-term debt consisted of the following:

	December 31, 2009	December 31, 2008
Note payable to a bank, due in monthly installments of interest only of $25,000 for the first three months, principal and interest of $44,000 due in monthly installments thereafter, interest at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2013, secured by the assets of SET.	$4,802,877	$5,000,000
Note payable to a bank, interest due quarterly at prime plus 1%, principal balance due August 26, 2009, secured by real property.	-	1,000,000
Revolving line of credit to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2010, secured by assets of Delta. (a)	1,369,907	1,379,106
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property.	943,500	943,500
Note payable to a bank, due in quarterly installments of interest only at 7%, with a principal balance due on October 8, 2010, secured by a certificate of deposit.	-	500,000
Note payable to a bank, due in monthly installments of interest only at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2010, secured by the assets of SET.	457,253	625,087
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property.	473,285	514,165
Note payable to a bank, which allows NPI to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of NPI. (b)	1,099,000	1,119,000
Note payable to a bank, due in quarterly installments of interest only at 7.5%, with a principal balance due February 2009, secured by a certificate of deposit.	-	1,000,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due on May 2011, secured by real property. (c)	1,566,000	1,740,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta. (c)	761,982	-
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	174,990	226,929
Other secured notes with various terms	57,476	89,972
	11,706,270	14,137,759
Less current portion	(4,441,708)	(4,484,161)
	$7,264,562	$9,653,598

(a) Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  Management plans to renew this line of credit upon expiration.
(b) On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note is due July 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender.  NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. At December 31, 2009, NPI’s line of credit balance was $1,099,000 and as of this filing, the balance has been reduced by $73,000 to $1,026,000.  NPI’s current assets at December 31, 2009 were $4,457,821, and included $1,208,334 and $2,754,233 in accounts receivable and inventory, respectively.
(c) During the year ended December 31, 2009, the due dates for these notes were extended and the balances have been reclassified to long-term.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at December 31, 2009:

2010	$4,441,708
2011	2,168,273
2012	598,068
2013	4,220,250
2014	57,407
Thereafter	220,564
Total	$11,706,270

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

During the year ended December 31, 2009, American purchased 257,646 common shares as treasury stock for $252,223.

On March 30, 2007, American issued 144,000 stock options to American's Chairman and CEO, with an exercise price of $7.00 per share, expiring in 2 years.  In connection with American's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these options were adjusted to reflect the dividends, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.  These options expired on March 30, 2009.

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

American estimated the fair value of each stock option at the grant date as $0.51 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees for the years ended as of December 31, 2008 and 2009 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable as of December 31, 2007	207,360	$4.86
Granted	207,360	4.86
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of December 31, 2008	414,720	$4.86
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	(207,360)	4.86
Outstanding and exercisable as of December 31, 2009	207,360	$4.86

Stock-based compensation consists of the following:

	Year Ended December 31,
	2009	2008
Common shares issued for services	$507,830	$645,119
Stock options issued for services	-	88,063
Stock-based compensation	$507,830	$733,182

Note 12 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at December 31, 2009, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $1.2 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during, the year ended December 31, 2009, American had one customer that accounted for 12% of trade accounts receivable and 22% of revenues on a consolidated basis.  Additionally, American had one other customer that accounted for 16% of revenues on a consolidated basis.

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

International Accounting Standard No. 20 (IAS 20): Accounting for Government Grants and Disclosure of Government Assistance provides guidance on recognizing, measuring and disclosing government grants, which requires that grants related to assets be presented in the balance sheet either by setting up the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. However, IAS 20 is under review because it is inconsistent with the "Framework" for International Accounting Standards. The "Framework" states that "Income is increases in economic benefits during the accounting period in the form of inflows or enhancements of assets . . ., other than those relating to contributions from equity participants." The International Accounting Standards Board (IASB) noted that recognizing an amount in the balance sheet as a deferred credit is inconsistent with the "Framework" in that the entity has no liability. The IASB has decided to replace the guidance in IAS 20 for accounting for government grants with the guidance in IAS 41: Agriculture. Also, the IASB noted that SFAS No. 116: Accounting for Contributions Received and Contributions Made, while exempting government grants to business entities from its scope, provides an accounting model that can be applied to government grants and that is consistent with the "Framework." In both IAS 41 and SFAS No. 116, the guidance calls for establishing an asset and recording the grant (contribution) as income.  American applied this guidance and during the year ended December 31, 2008, Delta increased machinery and equipment and other assets in the amounts of $229,381 and $48,225, respectively, and recognized other income for this grant in the amount of $277,606.

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

Note 15 - Income Taxes

The provision for income taxes consists of the following:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Current taxes	$-	$-
Deferred tax benefit	(2,209,562)	-
Benefits of operating loss carryforwards	2,209,562	-
Current Federal Taxes	-	-
Refund due Delta for overpayment of Federal Taxes	-	(93,616)
Prior year taxes paid	-	15,289
Texas Margin Tax - actual vs. estimate for prior year	810	(41,857)
Texas Margin Tax - current year estimate	50,554	67,644
Income tax expense (benefit)	$51,364	$(52,540)

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because:
- American consolidates subsidiaries for financial statements which cannot be consolidated for income tax purposes; therefore, some subsidiaries may pay federal income tax despite the accumulated net operating losses of American as a whole;
- no tax benefits have been recorded for nondeductible expenses totaling $460,426, and
- the valuation allowance for deferred tax assets increased by $4,828,288.

The following table sets forth a reconciliation of statutory income taxes:

	Year Ended December 31,
	2009	2008
Net loss before taxes	$(3,186,072)	$(887,421)

Income tax benefit computed at statutory rate	$(1,161,464)	$(218,491)
Permanent differences	(131,308)	94,832
Utilization of net operating losses	1,292,772	123,659
Refund due Delta for overpayment of Federal Taxes	-	(93,616)
Texas Margin - prior year payments and estimate adjustments	810	(26,568)
Texas Margin Tax - current year estimate	50,554	67,644
Income tax expense (benefit)	$51,364	$(52,540)

American has loss carryforwards totaling $19,825,048 available at December 31, 2009 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,761,086	2018
$1,462,959	2019
$2,086,064	2020
$860,006	2022
$566,409	2023
$1,028,302	2024
$1,551,019	2025
$73,187	2026
$288,855	2027
$3,626,977	2028
$6,520,184	2029
$19,825,048

Note 16 - Income (Loss) Per Share

Basic income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share, in addition to the weighted average determined for basic income (loss) per share, includes common stock equivalents, which would arise from the conversion of the preferred stock to common shares.

	Year Ended December 31,
	2009	2008
Basic loss per share:
Loss from continuing operations, net of income taxes	$(3,237,436)	$(834,881)
Income (loss) from discontinued operations, net of income taxes	(350,000)	9,274,274
Net income (loss)	(3,587,436)	8,439,393
Net income (loss) attributable to the noncontrolling interest	635,348	(57,726)
Net income (loss) attributable to American International Industries, Inc.	$(2,952,088)	$8,381,667
Weighted average common shares outstanding - basic and diluted	8,710,228	7,845,030
Net income (loss) per share - basic and diluted:
Continuing operations	$(0.30)	$(0.11)
Discontinued operations	$(0.04)	$1.18
Total	$(0.34)	$1.07

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

On July 23, 2008, Delta Seaboard Well Service, Inc., our 51% owned subsidiary negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After noncontrolling interest, the net impact of this settlement on American's net income is $739,500. Delta partially recovered this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which will be included in other income for the three months ended March 31, 2010.

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb. This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006. The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.” This case went to trial and the jury rendered a verdict on September 17, 2009, awarding the plaintiff $263,410 plus court costs in damages. On February 22, 2010, the trial judge entered a $269,138 judgment  in favor of the plaintiffs. The attorneys plan a motion for a new trial. Delta has liability insurance policy with applicable policy limits of $1,000,000. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any judgment that might be entered. Delta intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.
American International Industries, Inc. v. William W. Botts.  American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007.  Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation.  As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share.  Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services.  On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In February 2010, the case was mediated and the parties attempted to settle the case.  However, the parties have been unable to agree on terms.  If the parties can not agree, the case will have to be mediated again or tried.  Additional information has been recently discovered to support American's case.  Our attorney believes that if the case is tried, either side could win.  If Botts wins, we believe that the maximum loss for American would be approximately $1,500,000.  If the case is tried, American intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

Delta is the recipient of a TERP grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2009. TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. American has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely.

Delta leases space under a commercial lease which expires in 2010, SET leases space under a commercial lease which expires in 2013, and American leases space under a commercial lease which expires in 2012. SET entered into a capital lease agreement for the acquisition of machinery and equipment which expires in 2011. Future minimum lease payments are as follows:

Year December 31,	Amount
2010	$55,500

SET leases space under a commercial lease which expires in October 2013. Future minimum lease payments are as follows:

Year December 31,	Amount
2010	$265,200
2011	265,200
2012	265,200
2013	221,000
$1,016,600

Note 18 - Segment Information

We have three reporting segments and corporate overhead:

•Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
·Shumate Energy Technologies, Inc. (SET) - a wholly-owned subsidiary, manufactures highly specialized equipment for energy industry customers, including expandable tubing technology products that are used in field service operations for oil and gas exploration under extreme environmental conditions. SET manufactures large-diameter products and close tolerance machined parts that range up to thirty-four feet in length using state of the art, large part CNC equipment.
•Delta Seaboard Well Services (Delta) - a 51% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
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

Consolidated revenues from external customers, operating income (loss), identifiable assets, depreciation and amortization expense, and capital expenditures were as follows:

	Year Ended December 31,
	2009	2008
Revenues:
Northeastern Plastics	$9,673,597	$10,392,365
Shumate Energy Technologies	7,193,272	2,584,464
Delta Seaboard	8,789,809	19,131,831
Total revenues	$25,656,678	$32,108,660

Operating income (loss) from continuing operations:
Northeastern Plastics	$255,256	$(18,650)
Shumate Energy Technologies	(366,455)	78,681
Delta Seaboard	(1,032,113)	1,858,214
Corporate	(2,316,977)	(2,486,822)
Operating loss from continuing operations	(3,460,289)	(568,577)
Other income (expenses) from continuing operations	274,217	(318,844)
Net loss from continuing operations before income tax	$(3,186,072)	$(887,421)
	December 31, 2009	December 31, 2008
Identifiable assets:
Northeastern Plastics	$6,013,175	$5,836,635
Shumate Energy Technologies	5,437,622	6,871,304
Delta Seaboard	6,123,301	7,771,609
Corporate	13,438,071	15,498,396
Total identifiable assets	$31,012,169	$35,977,944

	Year Ended December 31,
	2009	2008
Depreciation and amortization:
Northeastern Plastics	$62,854	$66,048
Shumate Energy Technologies	653,098	161,641
Delta Seaboard	454,094	406,403
Corporate	9,303	13,759
Total depreciation and amortization	$1,179,349	$647,851

Interest expense:
Northeastern Plastics	$82,063	$124,233
Shumate Energy Technologies	413,001	100,767
Delta Seaboard	132,883	237,419
Corporate	245,571	378,793
Total interest expense	$873,518	$841,212

Capital expenditures:
Northeastern Plastics	$1,610	26,364
Shumate Energy Technologies	55,454	70,896
Delta Seaboard	171,207	274,823
Corporate	47,328	1,828
Total capital expenditures	$275,599	$373,911

Non-cash transactions:
Northeastern Plastics	$-	$-
Shumate Energy Technologies	$-	$-
Delta Seaboard	$-	$-
Corporate
Stock dividend	$-	$1,431
Trading securities received in foreclosure on note receivable	$40,000	$-
Real property received in foreclosure on note receivable	$3,332,543	$-
Issuance of common stock for investment in Las Vegas Premium Gold Products	$-	$(250,000)
Note assumed in foreclosure on property	$1,278,690	$-

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

On April 16, 2009, Hammonds entered into an Asset Purchase Agreement with FabCorp, Inc., a Houston-based manufacturing company, pursuant to which Hammonds sold all of its assets to a newly formed Texas company, Hammonds Technologies, LLC., a wholly owned subsidiary of FabCorp, Inc. Pursuant to the Asset Purchase Agreement, FabCorp purchased all of the assets in consideration for the payment of Hammonds’ debt owed to Texas Community Bank in the amount of $2.6 million.  The balance of Hammonds’ bank debt in the amount of $350,000 was paid by American and was recorded as a net loss from discontinued operations for the year ended December 31, 2009.  American was relieved of its $1,000,000 guarantee of Hammonds’ debt.

Hammonds' revenues and net loss before income tax are summarized below:
	Year Ended December 31,
	2009	2008
Revenues	$-	$8,123,322
Net loss before income tax	$(350,000)	$(6,187,933)

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

Note 20 - Related Party Transactions

During the year ended December 31, 2009, American issued 200,000 shares of common stock to the CEO for services valued at $200,000.  At December 31, 2009, Delta had a balance due to the noncontrolling interest owners of $120,000 for advances made by officers to help fund operations and SET had a balance of $180,000 due to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, for advances made to help fund operations.
During the third quarter of 2009, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. (SWGCP) for the purchase of Dawn Condominiums L.P.  American has pledged $250,000 in certificates of deposit for this loan.  Additionally, this loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,900,000.  American has an account receivable of $194,609 from SWGCP at December 31, 2009, resulting from closing costs paid by American at the closing of the loan.  Charles Zeller, a director of American, is the President of SWGCP.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the loan and the receivable balance owed to American.

Note 21 - Subsequent Events

On February 3, 2010, Hammonds and Delta completed an agreement, pursuant to which Delta was merged into Hammonds in consideration for the issuance of 63,110,925 post-reverse restricted shares of Common Stock to the noncontrolling shareholders of Delta and to American. As a result, the controlling shareholders of Delta will become controlling shareholders of Hammonds, which will result in Delta’s former shareholders owning 93.6% of Hammonds' Common Stock.  Following the reverse merger, American will own 32,859,935 shares of Common Stock, representing 48.2% of the Hammonds' total outstanding shares and the owners of the noncontrolling interest in Delta will own 30,924,353 shares of Common Stock, representing 45.4% of the Hammonds' total outstanding shares. All other stockholders of the Hammonds will own 4,357,962 shares of Common Stock, representing 6.4% of the Hammonds' total 68,142,250 outstanding shares. Hammonds' name will be changed from Hammonds Industries, Inc. to Delta Seaboard International, Inc. ("DSI").  In accordance with FIN46(R) (ASC 810 Consolidation), American will consolidate DSI although its ownership is less than 51%, because American has a controlling financial interest in DSI.

On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which will be included in other income for the three months ended March 31, 2010.

In February 2010, the case was mediated and the parties attempted to settle the case.  However, the parties have been unable to agree on terms.  If the parties can not agree, the case will have to be mediated again or tried.  Additional information has been recently discovered to support American's case.  Our attorney believes that if the case is tried, either side could win.  If Botts wins, we believe that the maximum loss for American would be approximately $1,500,000.  If the case is tried, American intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

From January 1, 2010 through March 31, 2010, American paid $3,274 to repurchase 2,300 shares of its common stock for treasury and issued 78,000 shares of common stock for services valued at $91,040.  Additionally, during this period, American issued 1,000,000 restricted shares of common stock for cash consideration of $1,010,000 for investment to International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

American has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2009, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	69	Chairman of the Board, Chief Executive Officer and President
Sherry L. Couturier	49	Chief Financial Officer
Charles R. Zeller	68	Director
Thomas J. Craft, Jr.	45	Director
Robert W. Derrick, Jr.	49	Director
Steven M. Plumb	50	Director

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

Steven M. Plumb, a CPA licensed in Texas, is a financial manager and senior executive experienced in operations, finance and marketing. Mr. Plumb is the president of Clear Financial Solutions, Inc. a business consulting firm that assists public and private companies with financing, operations improvement, outsourced CFO services, SEC reporting, mergers and acquisitions, and financial analysis. Mr. Plumb has served as the CFO of several public companies, including Striker Oil & Gas, Inc., Hyperdynamics Corp., Oncolin Therapeutics, Inc., Bluegate Corp., and Adventrx Pharmaceuticals. Prior to starting his own consulting firm, Mr. Plumb served as the Chief Financial Officer of DePelchin Children's Center, and as controller of Memorial City Rehabilitation Hospital in Houston, Texas. Mr. Plumb is a former auditor and consultant with KPMG. Mr. Plumb earned his BBA degree in accounting from the University of Texas at Austin.  Mr. Plumb was appointed a director and chairperson of the audit committee of the Company on January 19, 2010.

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

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Messrs. Charles R. Zeller, Thomas J. Craft, Jr., and Steven M. Plumb, all of whom satisfy the requirements to serve as Independent Directors, as those requirements have been defined by The Securities and Exchange Commission and NASDAQ. The Board of Directors has determined that Mr. Plumb, who is a Certified Public Accountant, licensed in Texas, and having extensive financial experience, qualifies as an "audit committee financial expert" within the meaning of Item 401of Regulation SB of the Securities Exchange Act. Mr. Plumb is independent of management based on the independence requirements set forth in the NASD’s definition of "independent director."

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

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company fiscal year ended December 31, 2009, the Audit Committee:

-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2009 with management and GBH CPAs, PC, the Company’s independent auditor;
-	Discussed with management, and GBH CPAs, PC the adequacy of the system of internal controls;
-	Discussed with GBH CPAs, PC the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and GBH CPAs, PC, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.

Audit Committee
Steven M. Plumb, Chairman
Charles R. Zeller,
Thomas J. Craft, Jr.

Independent Public Accountants

The Company’s Audit Committee has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2009, and the appointment was ratified by the shareholders at the annual meeting held on November 18, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 2009:

Summary Compensation Table
		Annual Compensation			Long-term Compensation Awards
				Other
				Annual	Stock	Warrant	Total
		Salary	Bonus	Compensation	Award(s)	Award(s)	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror, CEO	2009	540,338	-	11,756 (2)	200,000	-	752,094

Sherry Couturier, CFO	2009	102,500	-	6,879 (3)	59,000	-	168,379

Marc H. Fields, President of NPI	2009	170,569	-	-	-	-	170,569

Robert W. Derrick, Jr., President of Delta	2009	145,625	25,000	3,000 (4)	-	-	173,625

Ron Burleigh, Vice President of Delta	2009	111,638	25,000	36,987 (5)	-	-	173,625

Larry Shumate, President of SET	2009	186,423	-	29,717 (6)	-	-	216,140

(1)
See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.  Daniel Dror received 200,000 restricted shares valued at $200,000 and Sherry Couturier received 57,200 shares valued at $59,000.

(2)	Represents total payments for an automobile owned by the Company utilized by Mr. Dror.
(3)	Represents total payments for an automobile owned by the Company utilized by Ms. Couturier.
(4)	Represents payments for 401-K matching for Mr. Derrick.
(5)	Represents payments for personal insurance premiums for Mr. Burleigh in the amount of $37,208 and payments for 401-K matching in the amount of $4,829.
(6)	Represents a vehicle allowance of $1,165 per month to Mr. Shumate and company-paid health insurance premiums of $1,311 per month.

On October 1, 2004, Mr. Dror entered into a five-year employment agreement with the Company, which provided for compensation of $10,000 per month, and annual bonuses to be determined by the Board of Directors, and the grant of 100,000 warrants per year at an exercise price of $6.55 per share. In March 2007, the employment agreement was extended to March 31, 2012 and the warrants were amended to provide for the grant of 144,000 warrants per year, which reflects the 20% stock dividend the Company paid in 2005 and 2006, at an increased exercise price of $7.00, based upon the average closing price of the Company’s shares during September 2004. The warrants have an expiration date two years following each annual grant. In connection with the Company's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these warrants were adjusted to reflect the dividend, resulting in the warrants being exercisable to buy 207,360 shares for $4.86 per share.  In July 2009, the employment agreement was amended and extended for three years. The employment agreement provides for a monthly salary of $10,000 plus a bonus as determined by the Board of Directors. Also, the agreement provided for the grant of 200,000 restricted shares of American common stock on July 13, 2009, as an incentive to extend the employment agreement.  Additionally, the CEO will receive the equivalent of $10,000 in restricted shares of American common stock on a monthly basis for the remaining term of the agreement.   Mr. Dror shall be entitled to a special bonus in the event that lenders or investment bankers working with the Company require the personal guarantee of Mr. Dror.  In the event of a change in control of the Company, resulting in Mr. Dror ceasing to serve as the Company’s Chief Executive Officer, President and Chairman, Mr. Dror shall be entitled to receive and the Company shall pay to Mr. Dror within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under the employment agreement, and issue to Mr. Dror the shares underlying the warrants, based upon an adjusted exercise price equal to par value of the shares at the date of the change in control and $1,000,000 cash.  The Company shall provide and pay premiums on life insurance policy on the Executive (up to $3,000,000 in coverage), with the beneficiary designated by Mr. Dror.

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

In July 2009, Sherry Couturier, CFO, entered into a three-year employment agreement beginning July 1, 2009, which provides for an annual salary of $110,000 plus a bonus as determined by the Board of Directors.  In addition to her base compensation, Ms. Couturier will be entitled to a bonus as determined by the Company’s board of directors from time to time. Also, the agreement provided for the grant of 50,000 restricted shares of American common stock on July 13, 2009, as an incentive to extend the employment agreement.  In the event of a change in control of the Company, resulting in Ms. Couturier ceasing to serve as the Company’s Chief Financial Officer, Ms. Couturier shall be entitled to receive and the Company shall pay to Ms. Couturier within ninety (90) days of the change in control a sum equal to one (1) year of the base salary then payable to her under the employment agreement.

On October 7, 2008, Larry C. Shumate entered into a three-year employment agreement with SET to serve as President of SET, which provides for an annual salary of $185,000 plus a bonus as determined by the Board of Directors.  The employment agreement provides for health and life insurance coverage and a vehicle allowance of $1,165 per month.  After two consecutive years of Earnings Before Interest, Depreciation and Amortization (EBITDA) of greater than one million dollars ($1,000,000) for the years ended December 31, 2009 and 2010, based on the financial statements of SET included in the Company’s audited consolidated financial statements, Mr. Shumate shall be entitled to a non-qualified option to purchase for one hundred dollars ($100) unencumbered shares of common stock of SET equal to ten (10%) percent of all shares outstanding of SET, which option would be exercisable thirty (30) days after the issuance of the December 31, 2010 audited financial statements of the Company.

Grants of Plan-Based Awards

Name	Grant date	Stock awards: Number of shares of stock or units (#)		Warrant awards: Number of securities underlying options (#)	Exercise or base price of warrant awards ($/Sh)	Grant date fair value of stock and warrant awards
Daniel Dror, CEO	July 13, 2009	200,000	(1)	-	-	$200,000
Sherry Couturier, CFO	July 13, 2009	50,000	(1)	-	-	$50,000
	December 3, 2009	7,200		-	-	$9,000
(1)	Restricted shares.

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Daniel Dror, CEO	207,360	-	-	4.86	March 30, 2010
	207,360	-	-	4.86

(1)
Mr. Dror was entitled to receive 207,360 warrants per year through 2009 at an exercise price of $4.86 per share. The warrants had an expiration date two years following each annual grant. In connection with any Company stock dividend, the terms of these warrants will be adjusted to reflect the dividend.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2009.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Zeller	-	1,210	-	0	-	1,210
Thomas J. Craft, Jr.	-	2,420	-	0	-	2,420
John W. Stump, III	16,325	3,400	-	0	-	19,725

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2009, the Registrant had 9,191,325 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	40,592 shares (1)	0.4%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	6,320 shares (2)	0.1%
Common Stock	Sherry Couturier, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	87,120 shares	1.0%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	0 shares	0.0%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	10,394 shares	0.1%
Common Stock	International Diversified Corporation, Ltd. Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas.	2,237,782 shares (3)	25.2%
Common Stock	All officers and directors as a group (6 people)	144,426 shares	1.6%

(1) Based upon 8,871,369 shares of Common Stock outstanding at December 31, 2009, except with respect to Mr. Dror’s percentage which is based upon 9,078,729 shares outstanding which includes 207,360 shares underlying currently exercisable warrants.

(2) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 6,320 restricted shares.
(3) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 2,237,782 shares. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

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

During the year ended December 31, 2009, American issued 200,000 shares of common stock to the CEO for services valued at $200,000.  At December 31, 2009, Delta had a balance due to the noncontrolling interest owners of $120,000 and SET had a balance of $180,000 due to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother.

During the third quarter of 2009, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. (SWGCP) for the purchase of Dawn Condominiums L.P.  American has pledged $250,000 in certificates of deposit for this loan.  Additionally, this loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,900,000.  American has an account receivable of $194,609 from SWGCP at December 31, 2009, resulting from closing costs paid by American at the closing of the loan.  Charles Zeller, a director of American, is the President of SWGCP.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the loan and the receivable balance owed to American.

We have determined that Messrs. Plumb, Zeller, and Craft meet the standards of independence under applicable NASDAQ Stock Market (“NASDAQ”) listing standards, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC., which firm has issued its report on our consolidated financial statements for the years ended December 31, 2009 and 2008.

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

	December 31, 2009	December 31, 2008
Audit Fees	$120,127	$58,000
Audit-Related Fees	10,960	44,415
Tax Fees	22,500	-
All Other Fees	3,850	2,910

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

b. Form 8-K Reports: The Registrant filed a Form 8-K on December 4, 2009 with disclosure under Item 5.02, "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers."  The Registrant filed a Form 8-K on January 20, 2010 with disclosure under Item 5.02, "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers."  The Registrant filed a Form 8-K/A on January 20, 2010 with disclosure under Item 5.02, "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers."

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
March 31, 2010

By /s/ Sherry L. Couturier
Sherry L. Couturier
Chief Financial Officer
March 31, 2010 By /s/ Charles R. Zeller Charles R. Zeller Director
March 31, 2010

By /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr.
Director
March 31, 2010

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director
March 31, 2010

By /s/ Steven M. Plumb
Steven M. Plumb
Director
March 31, 2010