Form 10-Q
period 2010-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2010-05-17
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

At May 17, 2010, the Registrant had 10,025,069 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,576,808	$1,727,388
Certificate of deposit	1,205,428	1,199,187
Trading securities	989,690	1,490,472
Accounts receivable, less allowance for doubtful accounts
of $244,121 and $244,121, respectively	3,090,407	3,268,141
Current portion of notes receivable	371,909	1,173,334
Accounts and notes receivable from related parties	325,712	194,609
Inventories	5,089,590	4,446,215
Real estate held for sale	7,060,299	7,060,299
Deposits for pipe inventory purchases	-	1,336,244
Prepaid expenses and other current assets	245,854	247,304
Total current assets	20,955,697	22,143,193

Long-term notes receivable, less current portion	249,781	259,252
Property and equipment, net of accumulated depreciation and amortization	7,088,720	7,144,218
Goodwill	674,539	674,539
Intangible assets, net of amortization	584,888	611,474
Other assets	177,843	179,493
Total assets	$29,731,468	$31,012,169
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,884,947	$2,300,007
Short-term notes payable	1,804,494	1,881,908
Accounts and notes payable to related parties	-	296,300
Current installments of long-term capital lease obligations	108,863	81,819
Current installments of long-term debt	4,308,282	4,441,708
Total current liabilities	9,106,586	9,001,742

Long-term debt, less current installments	7,096,488	7,264,562
Long-term capital lease obligations, less current installments	180,584	85,004
Total liabilities	16,383,658	16,351,308

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized; none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized;
10,291,325 and 9,191,325 shares issued, respectively
9,969,069 and 8,871,369 shares outstanding, respectively	10,291	9,192
Additional paid-in capital	33,795,725	33,571,064
Common stock subscription receivable	(262,600)	-
Accumulated deficit	(20,968,255)	(19,863,846)
Less treasury stock, at cost
293,857 and 291,557 shares, respectively	(509,048)	(505,774)
Total American International Industries, Inc. equity	12,066,113	13,210,636
Noncontrolling interest	1,281,697	1,450,225
Total equity	13,347,810	14,660,861
Total liabilities and equity	$29,731,468	$31,012,169
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$4,996,513	$6,195,014
Costs and expenses:
Cost of sales	3,560,171	3,994,002
Selling, general and administrative	3,424,379	2,653,086
Total operating expenses	6,984,550	6,647,088

Operating loss	(1,988,037)	(452,074)

Other income (expenses):
Interest and dividend income	20,411	131,438
Delta lawsuit settlement	700,000	-
Realized gains (losses) on trading securities	104,311	(82,941)
Unrealized gains (losses) on trading securities	(62,081)	96,815
Interest expense	(220,516)	(218,608)
Other income	14,381	195,146
Total other income	556,506	121,850

Loss before income tax	(1,431,531)	(330,224)
Income tax expense	16,212	12,684
Net loss	(1,447,743)	(342,908)
Net income attributable to the noncontrolling interest	343,334	149,769
Net loss attributable to American International Industries, Inc.	$(1,104,409)	$(193,139)

Net loss per common share - basic and diluted	$(0.12)	$(0.02)

Weighted average common shares - basic and diluted	9,329,142	8,689,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,447,743)	$(342,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	287,326	293,557
Share-based compensation	962,770	41,250
Realized (gains) losses on the sale of trading securities	(104,311)	82,941
Unrealized (gains) losses on trading securities	62,081	(96,815)
Change in operating assets and liabilities:
Accounts receivable	107,445	353,624
Trading securities	543,012	95,443
Inventories and deposits for pipe inventory purchases	692,869	(268,216)
Prepaid expenses and other current assets	1,450	49,060
Other assets	1,650	17,970
Accounts payable and accrued expenses	(114,322)	144,109
Net cash provided by operating activities	992,227	370,015

Cash flows from investing activities:
Purchase of property and equipment	(61,241)	(25,546)
Redemption of certificate of deposit	-	1,000,000
Investment in certificate of deposit	(6,242)	(700,000)
Purchase of note receivable from bank	-	(300,000)
Proceeds from notes receivable	8,832	33,306
Loans to related parties	(427,402)	(241,200)
Net cash used in investing activities	(486,053)	(233,440)

Cash flows from financing activities:
Proceeds from issuance of common stock	746,810	-
Net borrowings (repayments) under lines of credit agreements and short-term notes	(144,709)	3,112
Principal payments on debt	(234,205)	(1,283,122)
Principal payments under capital lease obligations	(21,376)	(16,985)
Payments for acquisition of treasury stock	(3,274)	(41,237)
Net cash provided by (used in) financing activities	343,246	(1,338,232)

Net increase (decrease) in cash and cash equivalents from operations	849,420	(1,201,657)
Cash and cash equivalents at beginning of period	1,727,388	3,114,575
Cash and cash equivalents at end of period	$2,576,808	$1,912,918

Supplemental schedule of cash flow information:
Interest paid	$222,014	$185,076
Taxes paid	$6,149	$-

Non-cash transactions:
Stock issued to related party for receivable	$262,600	$-
Acquisition of fixed assets under capital lease obligations	$144,000	$-
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Adjustment to noncontrolling interest in Delta as a result of the reverse merger transaction	$310,906	$-
Delta dividends declared and unpaid	$60,000	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

American International Industries, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American, a Nevada corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and one 48.2% owned subsidiary. American is a diversified corporation with interests in industrial/commercial companies and an oil and gas service business. American's business strategy is to acquire controlling equity interests in businesses that it considers undervalued. American's management takes an active role in providing its subsidiaries with access to capital, leveraging synergies and providing management expertise in order to improve its subsidiaries' growth.

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries, Northeastern Plastics, Inc. ("NPI") and Shumate Energy Technologies, Inc. ("SET"), and Delta Seaboard International, Inc. ("Delta"), in which American holds a 48.2% shareholder interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed the reverse merger pursuant to which Delta Seaboard was merged with and into Hammonds. In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. Following the effective date of the Reverse Split, Delta issued shares of Common Stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of Common Stock, representing 45.4% of the Delta's total outstanding shares. All other stockholders of Delta own 4,357,962 shares of Common Stock, representing 6.4% of Delta's total 68,142,250 outstanding shares.
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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2010 and 2009, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of March 31, 2010, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities:

	As of March 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$989,690	$989,690	$989,690	$-	$-

Subsequent Events

American has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities

Investments in marketable securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended March 31, 2010 and 2009, American had unrealized trading losses of $62,081 and gains of $96,815, respectively, related to securities held on those dates.  American recorded realized gains of $104,311 and realized losses of $82,941 for the three months ended March 31, 2010 and 2009, respectively.

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

Note 3 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:
	March 31, 2010	December 31, 2009
Work in process	$276,583	$171,506
Finished goods	4,869,118	4,370,730
Less reserve	(56,111)	(96,021)
	$5,089,590	$4,446,215

Periodically, American enters into agreements to purchase pipe inventory from vendors.  At December 31, 2009, American had cash deposits of $1,336,244 for inventory purchases under these agreements that had not been received.  At March 31, 2010, these pipe purchases are included in inventory.

Note 4 - Real Estate Transactions

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  American is carrying this property on the balance sheet for $4,611,233, which represents $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder, see Note 8.  This property consists of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker.

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

Note 5 - Long-term Notes Receivable

Long-term notes receivable consists of the following:
	March 31, 2010	December 31, 2009
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$86,690	$95,523
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (a)	200,000	200,000
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (b)	-	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (b)	-	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009 (c)	35,000	35,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (d)	300,000	300,000
Notes receivable	621,690	1,432,586
Less current portion	(371,909)	(1,173,334)
Long-term notes receivable	$249,781	$259,252

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  Marald is currently in default on its payments.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of March 31, 2010.

(b) Unsecured notes receivable due April 30 and December 31, 2008.  These delinquent notes were due from Hammonds Industries, Inc. ("Hammonds").  The assets of the Hammonds' companies were sold on April 16, 2009.  On August 13, 2009, Hammonds, American, Delta, and the noncontrolling interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds. This agreement includes a provision to issue common shares for these unsecured notes.  American closed this transaction in February 2010 and Hammonds issued 10,000,000 post-Reverse Split common shares at fair value of $0.087 per share in consideration for the conversion of the principal and interest on these notes.

(c) Note secured by property and shares of stock, interest due monthly at 18%, per annum principal payment due on or before May 9, 2009. This note is in default and American has obtained the shares of stock and a portion of the real property securing this note. On July 13, 2009, American received title to 2,000,000 shares of Momentum Biofuels, Inc., valued at $40,000, or $0.02 per share. As of November 4, 2009, American had sold all of these shares on the open market for $25,411. During the third quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At September 30, 2009, American carried this property on the balance sheet for $198,500, which represented the portion of the principal and accrued interest allocated to the property received at the time of default. On October 28, 2009, American entered into a settlement with the purchaser of this property.  The title company involved in the purchase transaction paid $150,000 in November 2009 in exchange for American's deed of trust for the property.  Upon receipt of the $150,000, American removed the property from its balance sheet and recorded the difference of $48,500 to the note and accrued interest.  This receivable is secured by real property from the original $225,000 note receivable.

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

Interest income on notes receivable is recognized principally by the simple interest method.  During the three months ended March 31, 2010 and 2009, American recognized interest income of $9,195 and $72,812, respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2010	December 31, 2009
Land		$892,945	$892,945
Building and improvements	20	1,003,870	1,003,870
Machinery and equipment	7-15	7,951,523	7,698,256
Office equipment and furniture	7	390,539	438,565
Automobiles	5	771,712	771,712
		11,010,589	10,805,348
Less accumulated depreciation and amortization		(3,921,869)	(3,661,130)
Net property and equipment		$7,088,720	$7,144,218

Depreciation expense for the three months ended March 31, 2010 and 2009 was $260,740, and $266,971, respectively.

SET has entered into a capital lease agreement for the acquisition of machinery and equipment.  The assets acquired under such financing arrangement included in property and equipment is as follows:

	Years	March 31, 2010	December 31, 2009
Machinery and equipment	10	$482,296	$301,000
Less accumulated depreciation and amortization		(46,661)	(37,625)
Net property and equipment		$435,635	$263,375

Principal repayment provisions of this long-term capital lease are as follows at March 31, 2010:

2010	$80,415
2011	110,908
2012	28,194
2013	30,686
2014	33,398
2015	5,846
Total	$289,447

Note 7 - Intangible Assets

Intangible assets at March 31, 2010 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$156,215	$572,785	7 years
Name and logo	15,403	3,300	12,103	7 years
Intangible assets	$744,403	$159,515	$584,888	7 years

Intangible assets at December 31, 2009 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$130,179	$598,821	7 years
Name and logo	15,403	2,750	12,653	7 years
Intangible assets	$744,403	$132,929	$611,474	7 years

Amortization expense for the three months ended March 31, 2010 and 2009 was $26,586 and $26,586, respectively.

Note 8 - Short-term Notes Payable
	March 31, 2010	December 31, 2009
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $25,805 through May 1, 2010	$25,804	$103,218
Note payable to a bank, due in monthly installments of interest only at 6.34%, with a principal balance due on October 29, 2010, secured by a certificate of deposit.	500,000	500,000
Note payable with interest at 12%, interest due monthly, with a principal balance due on July 1, 2010, secured by real property (a)	1,278,690	1,278,690
	$1,804,494	$1,881,908

(a)  This note was assumed as part of the foreclosure on property that was security for a note receivable owed to American.  See Note 4.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At March 31, 2010 and December 31, 2009, the average annual interest rates of our short-term borrowings were approximately 10.33% and 10.11%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	March 31, 2010	December 31, 2009
Note payable to a bank, due in monthly installments of interest only of $25,000 for the first three months, principal and interest of $44,000 due in monthly installments thereafter, interest at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2013, secured by the assets of SET.	$4,742,703	$4,802,877
Revolving line of credit to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2010, secured by assets of Delta. (a)	1,339,106	1,369,907
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property.	943,500	943,500
Note payable to a bank, due in monthly installments of interest only at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2010, secured by the assets of SET.	493,343	457,253
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property.	462,526	473,285
Note payable to a bank, which allows NPI to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due July 31, 2010, secured by assets of NPI. (b)	949,000	1,099,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due on May 2011, secured by real property. (c)	1,566,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta. (c)	699,703	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	160,122	174,990
Other secured notes with various terms	48,767	57,476
	11,404,770	11,706,270
Less current portion	(4,308,282)	(4,441,708)
	$7,096,488	$7,264,562

(a) Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  This line of credit came due in April 2010.  Management is currently working to renew this line of credit.

(b) On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note is due July 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender.  NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. At March 31, 2010, NPI’s line of credit balance was $949,000 and as of this filing, the balance has been increased by $31,000 to $980,000.  NPI’s current assets at March 31, 2010 were $3,936,880 and included $967,918 and $2,447,917 in accounts receivable and inventory, respectively.

(c) During the year ended December 31, 2009, the due dates for these notes were extended and the balances have been reclassified to long-term.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at March 31, 2010:

2010	$4,160,911
2011	2,169,549
2012	599,389
2013	4,196,951
2014	57,407
Thereafter	220,563
Total	$11,404,770

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

During the three months ended March 31, 2010, American purchased 2,300 common shares as treasury stock for $3,274.  American issued 1,000,000 restricted shares of common stock for cash consideration of $746,810 and a subscription receivable of $262,600 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

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

On March 30, 2008, American issued 172,800 stock options to American's Chairman and CEO, with an exercise price of $5.83 per share, expiring in 2 years, valued at of $88,063 and recorded as share-based compensation.  In connection with American's 20% stock dividend to all shareholders on July 16, 2008, the terms of these options were adjusted to reflect the dividend, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.  These options expired on March 30, 2010.

American estimated the fair value of each stock option at the grant date as $0.51 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees for the three months ended March 31, 2009 and 2010 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable as of March 31, 2009	207,360		$4.86
Granted	-		N/A
Exercised	-		N/A
Canceled / Expired	(207,360)		4.86
Outstanding and exercisable as of March 31, 2010	-	$	N/A

Stock-based compensation consists of the following:

	Three Months Ended March 31,
	2010	2009
Common shares issued for services	$962,770	$41,250
Stock options issued for services	-	-
Stock-based compensation	$962,770	$41,250

Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at March 31, 2010, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $1.4 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during, the three months ended March 31, 2010, NPI had one customer that accounted for 12% of trade accounts receivable and 16% of revenues on a consolidated basis.  Additionally, Delta had one customer that accounted 16% of trade accounts receivable and 12% of revenues on a consolidated basis.

Note 12 - Income Taxes

American has loss carryforwards totaling $19,825,048 available at December 31, 2009 that may be offset against future taxable income.  If not used, the carryforwards will expire as follows:

Operating Losses
Amount	Expires
$1,761,086	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,626,977	2028
6,520,184	2029
$19,825,048

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After noncontrolling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

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
American International Industries, Inc. v. William W. Botts.  American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007.  Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation.  As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share.  Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services.  On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In February 2010, the case was mediated and the parties attempted to settle the case.  However, the parties have been unable to agree on terms.  If the parties cannot agree, the case will have to be mediated again or tried.  Additional information has been recently discovered to support American's case.  Our attorney believes that if the case is tried, either side could win.  If Botts wins, we believe that the maximum loss for American would be approximately $1,500,000.  If the case is tried, American intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008. For the three months ended March 31, 2010, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. Delta has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely. Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent. Delta is still determining the effect this will have, but believes it will not materially affect Delta because of tax loss carryforwards.

Delta leases space under a commercial lease which expires in 2010 and SET leases space under a commercial lease which expires in 2013.  Future minimum lease payments are as follows:

Future minimum lease payments are as follows:

Year December 31,	Amount
2010	$254,400
2011	265,200
2012	265,200
2013	221,000
$1,005,800

Note 14 - Segment Information

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

•Delta Seaboard International, Inc. (Delta) - a 48.2% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three Months Ended March 31,
	2010	2009
Revenues:
Northeastern Plastics	$1,488,557	$1,644,282
Shumate Energy Technologies	1,206,356	2,086,821
Delta	2,238,658	2,463,911
Other	62,942	-
Total revenues	$4,996,513	$6,195,014

Operating income (loss):
Northeastern Plastics	$(80,564)	$(24,505)
Shumate Energy Technologies	(242,329)	164,281
Delta	(1,294,631)	(177,243)
Corporate	(370,513)	(414,607)
Operating loss	(1,988,037)	(452,074)
Other income	556,506	121,850
Net loss before income tax	$(1,431,531)	$(330,224)

Depreciation and amortization:
Northeastern Plastics	$14,845	$15,635
Shumate Energy Technologies	166,205	163,174
Delta	103,302	112,365
Corporate	2,974	2,383
Total depreciation and amortization	$287,326	$293,557

Interest expense:
Northeastern Plastics	$25,189	$17,564
Shumate Energy Technologies	93,691	99,546
Delta	40,366	53,031
Corporate	61,270	48,467
Total interest expense	$220,516	$218,608

Capital expenditures:
Northeastern Plastics	$-	$527
Shumate Energy Technologies	2,657	1,628
Delta	58,584	12,038
Corporate	-	11,353
Total capital expenditures	$61,241	$25,546

Non-cash transactions:
SET
Acquisition of fixed assets under capital lease obligations	$144,000	$-
Delta		-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Delta dividends declared and unpaid	$60,000	$-
Corporate
Stock issued to related party for receivable	$262,600	$-
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Adjustment to noncontrolling interest in Delta as a result of the reverse merger transaction	$310,906	$-

	March 31, 2010	December 31, 2009
Identifiable assets:
Northeastern Plastics	$5,477,389	$6,013,175
Shumate Energy Technologies	5,584,717	5,437,622
Delta	5,881,873	6,123,301
Corporate	12,787,489	13,438,071
Total identifiable assets	$29,731,468	$31,012,169

Note 15 - Related Party Transactions

On March 4, 2010, American issued 1,000,000 restricted shares of common stock for cash consideration of $746,810 and a subscription receivable of $262,600 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.  At March 31, 2010, American had a balance of $119,718 due from International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother.

During the third quarter of 2009, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. ("SWGCP") for the purchase of Dawn Condominiums L.P.  American has pledged $250,000 in certificates of deposit for this loan.  Additionally, this loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,900,000.  American has an account receivable of $235,970 from SWGCP at March 31, 2010, resulting from closing costs paid by American at the closing of the loan.  Charles Zeller, a director of American, is the President of SWGCP.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the loan and the receivable balance owed to American.

Note 16 - Subsequent Events

From April 1, 2010 through May 17, 2010, American issued 56,000 shares of common stock for services valued at $61,600.

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

•Delta Seaboard International (Delta) - a 48.2% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;

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

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed the reverse merger pursuant to which Delta Seaboard was merged with and into Hammonds. In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. Following the effective date of the Reverse Split, Delta issued shares of Common Stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of Common Stock, representing 48.2% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of Common Stock, representing 45.4% of the Delta's total outstanding shares. All other stockholders of Delta own 4,357,962 shares of Common Stock, representing 6.4% of Delta's total 68,142,250 outstanding shares.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended March 31, 2010 and 2009.

Net revenues. For the three months ended March 31, 2010, revenues from continuing operations were $4,996,513, compared to $6,195,014 for the three months ended March 31, 2009, representing a decrease of $1,198,501, or 19%.

During the three months ended March 31, 2010, Delta had revenues of $2,238,658, compared to $2,463,911 during the three-month period ended March 31, 2009, representing a decrease of $225,253, or 9%. The decrease in revenues is due primarily to a decrease in rig service revenues of $200,505. Rig service revenues have decreased due to major maintenance on two rigs during the 2010 quarter.

Revenues at SET for the three months ended March 31, 2010 were $1,206,356, compared to $2,086,821 during the three-month period ended March 31, 2009, representing a decrease of $880,465, or 42%.  During the three months ended March 31, 2009, SET filled a large order for a major customer in the oil and gas industry.  Additionally, revenues have decreased due to a decline in drilling activity.

Revenues at NPI during the three months ended March 31, 2010 were $1,488,557, compared to $1,644,282 for the three months ended March 31, 2009, representing a decrease of $155,725, or 9%.  The revenue decrease was due primarily to the decline in the economy.  NPI's strategic plan for 2010 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

Cost of sales and margins.  Cost of sales for the three months ended March 31, 2010 was $3,560,171, compared to $3,994,002 for the three months ended March 31, 2009, representing a decrease of $433,831, or 11%.  Margins for the three months ended March 31, 2010 were 29%, compared to 35% for the three months ended March 31, 2009.  The primary reason for the decline in margins is due to the sale of high-priced pipe from inventory by Delta. Margins on pipe sales were 2% for the three months ended March 31, 2010, compared to 25% during the same period in the prior year.  Margins on pipe sales improved near the end of the three months ended March 31, 2010, and management expects a substantial improvement for the three months ended June 30, 2010, due to sales of lower-priced pipe remaining in inventory.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended March 31, 2010 was $3,424,379, compared to $2,653,086 for the three months ended March 31, 2009, representing an increase of $771,293, or 29%.  The increase in general and administrative expenses is due primarily to non-cash stock-based compensation of $847,750 to the executive officers of Delta in consideration for extending their employment agreements.  Stock-based compensation for the three months ended March 31, 2010 was $962,770, compared to $41,250 for the three months ended March 31, 2009, representing an increase of $921,520.

Loss from operations. Our operating loss for the three months ended March 31, 2010 was $1,988,037, compared to the operating loss of $452,074 for the three months ended March 31, 2009.

Total other income/expenses. Other income was $556,506 for the three months ended March 31, 2010, compared to $121,850 for the three months ended March 31, 2009, representing an improvement of $434,656.  Other income for the three months ended March 31, 2010 included the receipt of  $700,000 by Delta as a cash settlement for its claims in an insurance lawsuit.  For the three months ended March 31, 2009, American recognized other income in the amount of $195,146, of which $175,000 was for providing right-of-way access on the 287 acres in Galveston County.  Interest expense was $220,516 for the three months ended March 31, 2010, compared to $218,608 for the three months ended March 31, 2009.

Net loss. We had a net loss of $1,104,409, or $0.12 per share, for the three months ended March 31, 2010, compared to a net loss of $193,139, or $0.02 per share, for the same period in 2009.

Liquidity and Capital Resources

Total assets/working capital. Total assets at March 31, 2010 were $29,731,468, compared to $31,012,169 at December 31, 2009, representing a decrease of $1,280,701.  At March 31, 2010, consolidated working capital was $11,849,111, compared to working capital of $13,141,451 at December 31, 2009, representing a decrease of $1,292,340.  The primary reason for the decrease in total assets resulted from the conversion of short-term debt and accrued interest of $872,352 to common stock of Delta as a result of the reverse merger transaction.

Cash flow from operations. For the three months ended March 31, 2010, we had cash flow provided by operations of $992,227, compared to negative cash flow from operations of $370,015 during the same period in 2009.  Our net loss of $1,447,743 for the three months ended March 31, 2010 included non-cash expenses of $1,250,096, including depreciation and amortization of $287,326 and share-based compensation of $962,770.  Our net loss of $342,908 for the three months ended March 31, 2009 included non-cash expenses of $334,807, including depreciation and amortization of $293,557 and share-based compensation of $41,250.  Our inventories and deposits for pipe inventory purchases decreased by $692,869 for the three months ended March 31, 2010, compared to an increase of $268,216 during the three months ended March 31, 2009.  We decreased our investments in trading securities by $543,012 during the three months ended March 31, 2010, compared to a decrease of $95,443 during the same period in 2009.  Accounts receivable decreased by $107,445 during the three months ended March 31, 2010, compared to a decrease of $353,624 during the same period in 2009.  Accounts payable decreased by $114,322 during the three months ended March 31, 2010, compared to an increase of $144,109 during the same period in 2009.

Cash flow from investing activities. For the three months ended March 31, 2010, our investing activities used cash of $486,053 primarily as a result of loans to related parties of $427,402 and the purchase of property and equipment of $61,241.  Our investing activities used cash of $233,440 during the three months ended March 31, 2009, primarily as a result of a the issuance of a note receivable of $300,000 and loans to related parties of $241,200, offset by a net decrease in investments in certificates of deposit of $300,000.

Cash flow from financing activities. Our financing activities provided cash of $343,246 during the three months ended March 31, 2010, primarily as a result of the issuance of common stock of $746,810, offset by payments on debt and repayments under lines of credit of $380,848.  During the three months ended March 31, 2009, our financing activities used cash of $1,338,232, primarily as a result of payments of $1,283,122 on debt and the purchase of 33,032 shares of treasury stock at a cost of $41,237.

On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia. The principal balance of this note is due July 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit. The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required. Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan. This group declined the loan and the bank has recommended another lender. NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. NPI has a consistent and growing base of business with large seasonal sales received in the third and fourth quarters. Historically, during this period every year, NPI receives a large order from its primary customer and briefly exceeds its borrowing base to make the inventory purchases necessary to fill that order. For the past 10 years, this has not been a problem and NPI's representative at the bank has always been willing to work with NPI. At March 31, 2010, NPI’s line of credit balance was $949,000 and as of this filing, the balance has been increased by $31,000 to $980,000.  NPI’s current assets at March 31, 2010 were $3,936,880 and included $967,918 and $2,447,917 in accounts receivable and inventory, respectively.

Our subsidiary, Delta has a line of credit for $2,000,000 with Trust Mark Bank, which had a maturity date in April 2010. Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months. This line of credit came due in April 2010.  Management is currently working to renew this line of credit. Our Subsidiary, SET, has a $1,000,000 line of credit with Stillwater National Bank and Trust, which has a maturity date in September 2010. Delta and SET have excellent relationships with their banks and believe that they will be able to renegotiate their lines of credit at terms and conditions satisfactory to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from Legal Proceedings as previously disclosed in the Registrant’s annual report for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2009.

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

(b) Reports on Form 8-K During the Period Covered by this Report: The Registrant filed a Form 8-K on January 20, 2010 with disclosure under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.  The Registrant filed a Form 8-K/A on January 21, 2010 with disclosure under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated:  May 17, 2010

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  May 17, 2010