Form 10-Q
period 2010-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2010-08-16
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 16, 2010, the Registrant had 10,073,069 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,933,931	$1,727,388
Certificates of deposit	1,386,888	1,199,187
Trading securities	1,664,120	1,490,472
Accounts receivable, less allowance for doubtful accounts
of $244,121 and $244,121, respectively	3,845,201	3,268,141
Current portion of notes receivable	337,559	1,173,334
Accounts receivable from related parties	262,745	194,609
Inventories	5,086,598	4,446,215
Real estate held for sale	6,980,680	7,060,299
Deposits for pipe inventory purchases	-	1,336,244
Prepaid expenses and other current assets	445,177	247,304
Total current assets	21,942,899	22,143,193

Long-term notes receivable, less current portion	395,145	259,252
Property and equipment, net of accumulated depreciation and amortization	6,453,139	7,144,218
Goodwill	674,539	674,539
Intangible assets, net of amortization	558,302	611,474
Marketable securities - available for sale	1,550,000	-
Other assets	175,527	179,493
Total assets	$31,749,551	$31,012,169
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$3,644,933	$2,300,007
Short-term notes payable	1,666,202	1,881,908
Accounts payable to related parties	80,000	-
Accounts and notes payable to related parties	-	296,300
Current installments of long-term capital lease obligations	118,978	81,819
Current installments of long-term debt	3,900,759	4,441,708
Total current liabilities	9,410,872	9,001,742

Long-term debt, less current installments	6,932,564	7,264,562
Long-term capital lease obligations, less current installments	151,261	85,004
Total liabilities	16,494,697	16,351,308

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized; none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized;
10,347,325 and 9,191,325 shares issued, respectively
10,025,069 and 8,871,369 shares outstanding, respectively	10,347	9,192
Additional paid-in capital	33,836,713	33,571,064
Accumulated deficit	(19,455,237)	(19,863,846)
Accumulated other comprehensive income	180,000	-
Less treasury stock, at cost
322,256 and 319,956 shares, respectively	(509,048)	(505,774)
Total American International Industries, Inc. equity	14,062,775	13,210,636
Noncontrolling interest	1,192,079	1,450,225
Total equity	15,254,854	14,660,861
Total liabilities and equity	$31,749,551	$31,012,169
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$6,424,554	$6,232,115	$11,421,067	$12,427,129
Costs and expenses:
Cost of sales	4,616,897	4,004,522	8,177,068	7,998,524
Selling, general and administrative	2,451,615	2,746,616	5,875,994	5,399,702
Total operating expenses	7,068,512	6,751,138	14,053,062	13,398,226

Operating loss	(643,958)	(519,023)	(2,631,995)	(971,097)

Other income (expenses):
Interest and dividend income	17,360	111,136	37,771	242,575
Gain on sale of assets	781,204	-	781,204	-
Delta lawsuit settlement	-	-	700,000	-
Consulting service income	1,370,000	-	1,370,000	-
Realized gains (losses) on the sale of trading securities	214,003	(266,289)	318,314	(349,231)
Unrealized gains (losses) on trading securities	(139,975)	302,060	(202,056)	398,874
Interest expense	(197,880)	(263,672)	(418,396)	(482,279)
Other income	81,617	3,201	95,998	198,347
Total other income (expense)	2,126,329	(113,564)	2,682,835	8,286

Income (loss) before income tax	1,482,371	(632,587)	50,840	(962,811)
Income tax expense	39,220	12,546	55,432	25,230
Income (loss) from continuing operations, net of income taxes	1,443,151	(645,113)	(4,592)	(988,041)
Loss from discontinued operations, net of income taxes	-	(350,000)	-	(350,000)
Net income (loss)	1,443,551	(995,133)	(4,592)	(1,338,041)
Net loss attributable to the noncontrolling interest	69,867	142,885	413,201	292,654
Net income (loss) attributable to American International Industries, Inc.	$1,513,018	$(852,248)	$408,609	$(1,045,387)
Net income (loss) per common share - basic and diluted:
Continuing operations	$0.15	$(0.06)	$0.04	$(0.08)
Discontinued operations	$-	$(0.04)	$-	$(0.04)
Total	$0.15	$(0.10)	$0.04	$(0.12)

Weighted average common shares - basic and diluted	10,005,069	8,530,865	9,622,579	8,609,530

Comprehensive income (loss)
Net income (loss)	$1,443,151	$(995,133)	$(4,592)	$(1,338,041)
Unrealized gain on marketable securities	180,000	-	180,000	-
Total comprehensive income (loss)	1,623,151	(995,133)	175,408	(1,338,041)
Comprehensive loss attributable to the noncontrolling interest	69,867	142,885	413,201	292,654
Comprehensive income (loss) attributable to American International Industries, Inc.	1,693,018	(852,248)	588,609	(1,045,387)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,592)	$(1,338,041)
Loss from discontinued operations	-	(350,000)
Net loss from continuing operations	(4,592)	(988,041)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	571,356	591,485
Share-based compensation	1,037,610	41,250
Shares received for consulting services	(1,370,000)	-
Gain on sale of assets	(781,204)	-
Realized (gains) losses on the sale of trading securities	(318,314)	349,231
Unrealized (gains) losses on trading securities	202,056	(398,874)
Change in operating assets and liabilities:
Accounts receivable	(778,652)	564,466
Trading securities	(57,389)	124,148
Inventories	695,861	(797,874)
Prepaid expenses and other current assets	(197,874)	(188,401)
Other assets	3,965	38,830
Accounts payable and accrued expenses	584,702	659,580
Net cash used in operating activities	(412,475)	(4,200)

Cash flows from investing activities from continuing operations:
Proceeds from sale of equity investment	42,100	-
Proceeds from sale of real estate held for sale	943,500	-
Proceeds from sale of property and equipment	340,445	-
Purchase of property and equipment	(105,843)	(133,821)
Purchase of real estate held for resale	(29,557)	-
Redemption of certificate of deposit	325,000	4,000,000
Investment in certificate of deposit	(512,701)	(2,450,000)
Purchase of note receivable from bank	-	(300,000)
Proceeds from notes receivable	17,818	69,836
Loans to related parties	(284,435)	(221,939)
Net cash provided by investing activities from continuing operations	736,327	964,076

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	1,015,200	-
Net borrowings (repayments) under lines of credit agreements and short-term notes	354,966	(28,382)
Proceeds from issuance of debt	250,753	283,851
Principal payments on debt	(1,694,371)	(1,695,306)
Principal payments under capital lease obligations	(40,583)	(34,600)
Payments for acquisition of treasury stock	(3,274)	(192,675)
Net cash used in financing activities from continuing operations	(117,309)	(1,667,112)

Net increase (decrease) in cash and cash equivalents from continuing operations	206,543	(707,236)
Net decrease in cash and cash equivalents from discontinued operations	-	(350,000)
Cash and cash equivalents at beginning of period	1,727,388	3,114,575
Cash and cash equivalents at end of period	$1,933,931	$2,057,339

Six Months Ended June 30,
2010	2009
Supplemental schedule of cash flow information:
Interest paid	$419,434	$494,059
Taxes paid	$48,148	$-

Non-cash transactions:
Note receivable issued for common stock of DCP	$55,000	$-
Unrealized gain on available for sale securities	$180,000	$-
Acquisition of fixed assets under capital lease obligations	$144,000	$-
Real property received in foreclosure on note receivable	$66,304	$-
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Adjustment to noncontrolling interest in Delta, DCP, and BOG	$305,197	$-
Delta dividends declared and unpaid	$120,000	$-
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

Organization, Ownership and Business

American, a Nevada corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and some partially owned subsidiaries. American is a diversified corporation with interests in industrial/commercial companies and an oil and gas service business. American's business strategy is to acquire controlling equity interests in businesses that it considers undervalued. American's management takes an active role in providing its subsidiaries with access to capital, leveraging synergies and providing management expertise in order to improve its subsidiaries' growth.

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries, Northeastern Plastics, Inc. ("NPI") and Shumate Energy Technologies, Inc. ("SET"), and Delta Seaboard International, Inc. ("Delta"), in which American holds a 48.1% shareholder interest, Brenham Oil & Gas (“BOG”), in which American holds a 54.7% interest, and Downhole Completion Products, Inc. (“DCP”), in which American holds an 80% shareholder interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger"). In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and effected a one-for-ten (1:10) reverse stock split ("Reverse Split") of its common stock.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,557,962 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on the Company's balance sheet at $0.  Through Brenham Oil & Gas, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In July 2010, American’s shareholders of record on June 16, 2010 were issued one share of BOG common stock for each share of American’s common stock owned and held on that date. The BOG shares distributed to the non-affiliated shareholders of American represent approximately 10% of the 100,000,000 shares outstanding of BOG after the distribution. American sold 13,000,000 shares of BOG common stock for $22,100. American recorded a $20,662 sale of assets for this transaction. Additionally, 35,000,000 shares of BOG common stock were issued to employees of American and BOG as an employment incentive. American owns 54,680,074 shares of common stock, representing 54.7% of BOG’s total outstanding shares. American has engaged counsel to prepare a registration statement on Form S-1 in order to register the BOG shares being distributed to American’s shareholders. Assuming the effectiveness of the registration statement, these shareholders will have registered free-trading shares. BOG will then be a separate reporting company, and we plan to take action in the future to quote BOG's common stock on the Over-The-Counter Bulletin Board.

On June 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 sale of assets for this transaction.

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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2010 and 2009, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of June 30, 2010, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of June 30, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,664,120	$1,664,120	$1,664,120	$-	$-
Marketable Securities - available for sale	$1,550,000	$1,550,000	$1,550,000	$-	$-

Subsequent Events

American has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities and Marketable Securities - available for sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended June 30, 2010 and 2009, American had unrealized trading losses of $139,975 and gains of $302,060, respectively, related to securities held on those dates.  American recorded realized gains of $214,003 and realized losses of $266,289 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, American had unrealized trading losses of $202,056 and gains of $398,874, respectively, related to securities held on those dates.  American recorded realized gains of $318,314 and realized losses of $349,231 for the six months ended June 30, 2010 and 2009, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive income in the consolidated statements of operations.  At June 30, 2010, this investment was valued at $1,550,000, based on the closing market price of $1.55 per share on that date.  American recognized other comprehensive income of $180,000 for the unrealized gain on this investment.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. American seeks to manage exposure to adverse equity returns in the future by potentially increasing the diversity of our securities portfolios.

Note 3 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:
	June 30, 2010	December 31, 2009
Work in process	$471,203	$171,506
Finished goods	4,664,434	4,370,730
Less reserve	(49,039)	(96,021)
	$5,086,598	$4,446,215

Periodically, American enters into agreements to purchase pipe inventory from vendors.  At December 31, 2009, American had cash deposits of $1,336,244 for inventory purchases under these agreements that had not been received.  At June 30, 2010, these pipe purchases are included in inventory.

Note 4 - Real Estate Transactions

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder, see Note 8.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker.  During the three months ended June 30, 2010, American sold an 8 acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.

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

Note 5 - Long-term Notes Receivable

Long-term notes receivable consists of the following:
	June 30, 2010	December 31, 2009
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$77,704	$95,523
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (a)	300,000	200,000
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (b)	-	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (b)	-	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009	-	35,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (c)	300,000	300,000
Note secured by shares of DCP stock, interest due quarterly at 5%, principal payment due on or before June 23, 2012	55,000	-
Notes receivable	732,704	1,432,586
Less current portion	(337,559)	(1,173,334)
Long-term notes receivable	$395,145	$259,252

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  Marald is currently in default on its payments.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of June 30, 2010.

(b) Unsecured notes receivable due April 30 and December 31, 2008.  These delinquent notes were due from Hammonds Industries, Inc. ("Hammonds").  The assets of the Hammonds' companies were sold on April 16, 2009.  On August 13, 2009, Hammonds, American, Delta, and the noncontrolling-interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds. This agreement includes a provision to issue common shares for these unsecured notes.  American closed this transaction in February 2010 and Hammonds issued 10,000,000 post-Reverse Split common shares at fair value of $0.087 per share in consideration for the conversion of the principal and interest on these notes.

(c) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note was purchased on June 30, 2009 for $300,000 and new payment terms are being negotiated for this note receivable with the debtors, Las Vegas Premium Gold.  This note was purchased as an investment to receive the interest income from the note.  Management has assessed this note for impairment and feels that collectability is reasonably possible based on the personal guarantees of the principals.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and six months ended June 30, 2010 and 2009, American recognized interest income of $4,965, $62,820, $14,160 and $135,632, respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2010	December 31, 2009
Land		$507,661	$892,945
Building and improvements	20	962,010	1,003,870
Machinery and equipment	7-15	7,993,849	7,698,256
Office equipment and furniture	7	392,815	438,565
Automobiles	5	771,712	771,712
		10,628,047	10,805,348
Less accumulated depreciation and amortization		(4,174,908)	(3,661,130)
Net property and equipment		$6,453,139	$7,144,218

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities valued at $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP").  SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction.  Charles Zeller, a director of American, is a director of SWGCP, see Note 15.

Depreciation expense for the three and six months ended June 30, 2010 and 2009 was $257,444, $271,342, $518,184 and $538,313, respectively.

SET has entered into a capital lease agreement for the acquisition of machinery and equipment.  The assets acquired under such financing arrangement included in property and equipment is as follows:

	Years	June 30, 2010	December 31, 2009
Machinery and equipment	10	$482,296	$301,000
Less accumulated depreciation and amortization		(58,718)	(37,625)
Net property and equipment		$423,578	$263,375

Principal repayment provisions of this long-term capital lease are as follows at June 30, 2010:

2010	$61,207
2011	110,908
2012	28,194
2013	30,686
2014	33,398
2015	5,846
Total	$270,239

Note 7 - Intangible Assets

Intangible assets at June 30, 2010 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$182,251	$546,749	7 years
Name and logo	15,403	3,850	11,553	7 years
Intangible assets	$744,403	$186,101	$558,302

Intangible assets at December 31, 2009 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill			$674,539	N/A

CNC Programs	$729,000	$130,179	$598,821	7 years
Name and logo	15,403	2,750	12,653	7 years
Intangible assets	$744,403	$132,929	$611,474

Amortization expense for the three and six months ended June 30, 2010 and 2009 was $26,586, $26,586, $53,172, and $53,172, respectively.

Note 8 - Short-term Notes Payable
	June 30, 2010	December 31, 2009
Insurance note payable with interest at 4.99% principal and interest due in monthly payments of $22,796 through May 1, 2011	$227,957	$103,218
Note payable to a bank, due in monthly installments of interest only at 6.34%, with a principal balance due on October 29, 2010, secured by a certificate of deposit.	500,000	500,000
Note payable with interest at 12%, interest due monthly, with a principal balance due on August 1, 2010, secured by real property (a)	938,245	1,278,690
	$1,666,202	$1,881,908

(a)  This note was assumed as part of the foreclosure on property that was security for a note receivable owed to American.  See Note 4.  This note was due on August 1, 2010 and American is in the process of renewing the note or refinancing with another institution.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At June 30, 2010 and December 31, 2009, the average annual interest rates of our short-term borrowings were approximately 9.34% and 10.11%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	June 30, 2010	December 31, 2009
Note payable to a bank, due in monthly installments of interest only of $25,000 for the first three months, principal and interest of $44,000 due in monthly installments thereafter, interest at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2013, secured by the assets of SET.	$4,683,227	$4,802,877
Revolving line of credit to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2011, secured by assets of Delta.	1,489,106	1,369,907
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property.	-	943,500
Note payable to a bank, due in monthly installments of interest only at the greater of prime plus 1% or 6%, but no greater than 7%, with a principal balance due on September 30, 2010, secured by the assets of SET.	555,020	457,253
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property.	451,673	473,285
Note payable to a bank, which allows NPI to borrow up to $5,000,000, interest due monthly at the prime rate, principal balance due August 31, 2010, secured by assets of NPI. (a)	1,237,000	1,099,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due on May 2011, secured by real property.	1,566,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta.	668,037	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	139,873	174,990
Other secured notes with various terms	43,387	57,476
	10,833,323	11,706,270
Less current portion	(3,900,759)	(4,441,708)
	$6,932,564	$7,264,562

(a) On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note is due August 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender.  NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. At June 30, 2010, NPI’s line of credit balance was $1,237,000 and as of this filing, the balance has been increased by $184,000 to $1,421,000.  NPI’s current assets at June 30, 2010 were $4,703,424 and included $1,827,675 and $2,331,086 in accounts receivable and inventory, respectively.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at June 30, 2010:

2010	$2,114,196
2011	3,659,508
2012	601,057
2013	4,180,484
2014	57,399
Thereafter	220,679
Total	$10,833,323

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

During the six months ended June 30, 2010, American purchased 2,300 common shares as treasury stock for $3,274.  American issued 1,000,000 restricted shares of common stock for cash consideration of $1,015,200 and a receivable of $4,800 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

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

On March 30, 2008, American issued 172,800 stock options to American's Chairman and CEO, with an exercise price of $5.83 per share, expiring in 2 years, valued at $88,063 and recorded as share-based compensation.  In connection with American's 20% stock dividend to all shareholders on July 16, 2008, the terms of these options were adjusted to reflect the dividend, resulting in the option being exercisable to buy 207,360 shares for $4.86 per share.  These options expired on March 30, 2010.

American estimated the fair value of each stock option at the grant date as $0.51 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees for the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable as of December 31, 2009	207,360		$4.86
Granted	-		N/A
Exercised	-		N/A
Canceled / Expired	(207,360)		4.86
Outstanding and exercisable as of June 30, 2010	-	$	N/A

Stock-based compensation consists of the following:

	Six Months Ended June 30,
	2010	2009
Common shares issued for services	$1,037,610	$41,250
Stock options issued for services	-	-
Stock-based compensation	$1,037,610	$41,250

Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at June 30, 2010, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $1.7 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the six months ended June 30, 2010, NPI had one customer that accounted for 18% of trade accounts receivable and 15% of revenues on a consolidated basis.  Additionally, Delta had one customer that accounted for 12% of revenues on a consolidated basis.

Note 12 - Income Taxes

American has loss carry-forwards totaling $19,825,048 available at December 31, 2009 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$1,761,086	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,626,977	2028
6,520,184	2029
$19,825,048

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After non-controlling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which will be included in other income for the three months ended June 30, 2010.

Delta is a co-defendant in a personal injury lawsuit, Karen Duke and as next friend of her minor son, George Duke v. Delta Seaboard Well Service, Inc. and Jimmy Newcomb. This lawsuit arises out of a motor vehicle accident that occurred on July 31, 2006. The plaintiffs are claiming an unspecified amount of claimed actual and consequential economic damages (for medical expenses and lost wages / diminished earnings capacity), plus an unspecified amount of claimed damages for their alleged “pain & suffering.” This case went to trial and the jury rendered a verdict on September 17, 2009, awarding the plaintiff $263,410 plus court costs in damages. On February 22, 2010, the trial judge entered a $269,138 judgment  in favor of the plaintiffs. The attorneys plan a motion for a new trial. Delta has a liability insurance policy with applicable policy limits of $1,000,000. Management believes that Delta has a more than adequate amount of available liability insurance coverage to fund any judgment that might be entered. Delta intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. Delta expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

American International Industries, Inc. v. William W. Botts.  American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007.  Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation.  As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share.  Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services.  On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In February 2010, the case was mediated and the parties attempted to settle the case.  However, the parties have been unable to agree on terms. The trial court has granted a partial summary judgment to Botts, which is not final.  If and when the judgment becomes final, American intends to appeal.  American has retained Byron Keeling, who is a highly regarded appellate attorney. Mr. Keeling believes that American has a good chance on appeal.  If American wins on appeal, the case probably will have to be tried.  If American loses the appeal, we believe that the maximum loss for American would be approximately $1,500,000.  If the case is tried, American intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008. For the six months ended June 30, 2010, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

TERP grant recipients are required to monitor and track the total NOx emission reductions and cost-effectiveness. The grant contract includes provisions for the return of a prorated share of the grant if the NOx emission reductions originally projected are not achieved. Delta has not recorded any liabilities in connection with this matter because management has determined that return of any grant receipts is not likely. Based on the advice of the State of Texas authorities who administer the grant, the taxability of this grant has not been determined and the advice of the Internal Revenue Service has been inconsistent. Delta is still determining the effect this will have, but believes it will not materially affect Delta because of tax loss carry-forwards.

SET leases space under a commercial lease which expires in 2013.  Future minimum lease payments are as follows:

Year December 31,	Amount
2010	$132,600
2011	265,200
2012	265,200
2013	221,000
$884,000

Note 14 - Segment Information

We have four reporting segments and corporate overhead:

· Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
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
· Delta Seaboard International (Delta) - a 48.1% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
· Downhole Completion Products, Inc. (DCP) - an 80% owned subsidiary, provides major international oil and gas service company end-users with the highest quality proprietary downhole/completion threaded products under any condition.
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 54,680,074 shares of common stock, representing 54.7% of BOG’s total outstanding shares.

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Northeastern Plastics	$2,713,513	$1,993,405	$4,202,070	$3,637,687
Shumate Energy Technologies	1,367,052	1,907,496	2,573,408	3,994,317
Delta Seaboard	2,045,082	2,331,214	4,283,740	4,795,125
Downhole Completion Products	298,907	-	361,849	-
Total revenues	$6,424,554	$6,232,115	$11,421,067	$12,427,129

Operating income (loss) from continuing operations:
Northeastern Plastics	$189,472	$(38,923)	$108,908	$(63,428)
Shumate Energy Technologies	(231,603)	75,995	(473,932)	240,276
Delta Seaboard	(130,553)	(197,051)	(1,425,184)	(374,294)
Downhole Completion Products	(2,371)	-	931	-
Corporate	(468,903)	(359,044)	(842,718)	(773,651)
Operating profit (loss) from continuing operations	(643,958)	(519,023)	(2,631,995)	(971,097)
Other income (expenses) from continuing operations	2,126,329	(113,564)	2,682,835	8,286
Net income (loss) from continuing operations before income tax	$1,482,371	$(632,587)	$50,840	$(962,811)

Depreciation and amortization:
Northeastern Plastics	$14,846	$15,675	$29,691	$31,310
Shumate Energy Technologies	169,702	163,194	335,907	326,368
Delta Seaboard	97,009	116,840	200,311	229,205
Corporate	2,473	2,219	5,447	4,602
Total depreciation and amortization	$284,030	$297,928	$571,356	$591,485

Interest expense:
Northeastern Plastics	$25,714	$16,938	$50,903	$34,502
Shumate Energy Technologies	95,478	119,932	189,439	219,478
Delta Seaboard	44,899	61,572	85,265	114,603
Corporate	31,789	65,230	92,789	113,696
Total interest expense	$197,880	$263,672	$418,396	$482,279

Capital expenditures:
Northeastern Plastics	$1,126	$682	$1,126	$1,209
Shumate Energy Technologies	7,729	-	10,386	1,628
Delta Seaboard	34,598	81,403	93,182	93,441
Downhole Completion Products	1,149	26,190	1,149	37,543
Total capital expenditures	$44,602	$108,275	$105,843	$133,821

	Six months ended June 30,
	2010	2009
Non-cash transactions:
SET
Acquisition of fixed assets under capital lease obligations	$144,000	$-
Delta		-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Delta dividends declared and unpaid	$120,000	$-
Corporate
Unrealized gain on available for sale securities	$180,000	$-
Note receivable issued for common stock of DCP	$55,000	$-
Real property received in foreclosure on note receivable	$66,304	$-
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Adjustment to noncontrolling interest in Delta, DCP, and BOG	$305,197	$-

	June 30, 2010	December 31, 2009
Identifiable assets:
Northeastern Plastics	$6,230,213	$6,013,175
Shumate Energy Technologies	5,570,292	5,437,622
Delta	6,122,484	6,123,301
Downhole Completion Products	160,396	-
Corporate	13,666,166	13,438,071
Total identifiable assets	$31,749,551	$31,012,169

Note 15 - Related Party Transactions

On March 4, 2010, American issued 1,000,000 restricted shares of common stock for cash consideration of $1,015,200 and a receivable of $4,800 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.  At June 30, 2010, American had a balance of $119,718 due from International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother.

During the third quarter of 2009, Texas Community Bank made a loan for $3,850,000 to SWGCP for the purchase of Dawn Condominiums L.P.  American has pledged $250,000 in certificates of deposit for this loan.  Additionally, this loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,900,000.  American has an account receivable of $269,751 from SWGCP at June 30, 2010, resulting from closing costs paid by American at the closing of the loan.  Charles Zeller, a director of American, is a director of SWGCP.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the loan and the receivable balance owed to American.

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities valued at $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP").  SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction, see Note 6.

Note 16 - Subsequent Events

From July 1, 2010 through August 16, 2010, American issued 48,000 shares of common stock for services valued at $44,160.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our". "American" and the "Company" means American International Industries, Inc., a Nevada corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas interests, oilfield supply and service companies, and interests in undeveloped real estate in the Galveston Bay, Texas area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies and take an active role in its new subsidiaries to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and providing its subsidiaries with the Company's management expertise.

American International Industries, Inc. is a holding company and has four reporting segments and corporate overhead:

· Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
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
· Delta Seaboard International (Delta) - a 48.1% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
· Downhole Completion Products, Inc. (DCP) - an 80% owned subsidiary, provides major international oil and gas service company end-users with the highest quality proprietary downhole/completion threaded products under any condition.
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 54,680,074 shares of common stock, representing 54.7% of BOG’s total outstanding shares.

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger"). In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and effected a one-for-ten (1:10) reverse stock split ("Reverse Split") of its common stock.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,924,353 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,557,962 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

On June 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of common stock of DCP for $20,000 in cash and a $55,000 promissory note.

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

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009.
The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and six months ended June 30, 2010 and 2009.

Net revenues. For the three months ended June 30, 2010, revenues from continuing operations were $6,424,554, compared to $6,232,115 for the three months ended June 30, 2009, representing an increase of $192,439, or 3.1%.  Revenues from continuing operations were $11,421,067 for the six months ended June 30, 2010, compared to $12,427,129 for the six months ended June 30, 2008, representing a decrease of $1,006,062, or 8.1%.

During the three months ended June 30, 2010, Delta had revenues of $2,045,082, compared to $2,331,214 during the three-month period ended June 30, 2009, representing a decrease of $286,132, or 12%. During the six months ended June 30, 2010, Delta had revenues of $4,283,740, compared to $4,795,125 during the six-month period ended June 30, 2009, representing a decrease of $511,385, or 11%. The decrease in revenues is mainly due to a decrease in rig service revenues for the three and six months ended June 30, 2010, compared to the same period in the prior year, of $815,544 and $1,016,049, respectively. Rig service revenues have decreased due to major maintenance on two rigs during 2010. This was partially offset by an increase in pipe sales for the three and six months ended June 30, 2010, compared to the same period in the prior year, of $529,412 and $504,664, respectively.

SET’s revenues for the three months ended June 30, 2010 were $1,367,052, compared to $1,907,496 for the same period in 2009, representing a decrease of $540,444, or 28.3%.  For the six months ended June 30, 2010, SET’s revenues were $2,573,408, compared to $3,994,317 for the six months ended June 30, 2009, representing a decrease of $1,420,909, or 35.6%.  Revenues decreased mainly because during the six months ended June 30, 2009, SET filled a large order for a major customer in the oil and gas industry, which was not similarly represented during the six months ended June 30, 2010.  Additionally, revenues have decreased due to a decline in drilling activity.

In 2010, the Company formed a new subsidiary, DCP.  The results of DCP for the three and six months ended June 30, 2010 are included in our results of operations. For the three and six months ended June 30, 2010, DCP’s revenues were $298,907 and $361,849, respectively.

NPI's revenues during the three months ended June 30, 2010 were $2,713,513, compared to $1,993,405 for the three months ended June 30, 2009, representing an increase of $720,108, or 36.1%.  NPI's revenues were $4,202,070 for the six months ended June 30, 2010, compared to $3,637,687 for the six months ended June 30, 2009, representing an increase of $564,383, or 15.5%.  NPI's revenues increased due to the addition of several new accounts and increased orders for existing accounts.

Cost of sales and margins.  Cost of sales for the three months ended June 30, 2010 was $4,616,897, compared to $4,004,522 for the three months ended June 30, 2009, representing an increase of $612,375, or 15%.  Cost of sales for the six months ended June 30, 2010 was $8,177,068, compared to $7,998,524 for the six months ended June 30, 2009, representing an increase of $178,544, or 2%.  Margins for the three months ended June 30, 2010 were 28%, compared to 35% for the three months ended June 30, 2009.  Margins for the six months ended June 30, 2010 were 28%, compared to 36% for the six months ended June 30, 2009.  The primary reason for the decline in margins is due to the change in the mix of the revenues during the period.  NPI’s margins are lower than those of our oil and gas related businesses.  NPI’s revenues during the three and six months ended June 30, 2010 were 42% and 37%, respectively, of total revenues compared to 32% and 29% for the three and six months ended June 30, 2009, respectively.  Additionally, Delta experienced a decline in margins during the three months ended March 31, 2010 compared to the same period in the prior year due to the sale of high-priced pipe from inventory. Margins on pipe sales were 2% for the three months ended March 31, 2010, compared to 25% during the same period in the prior year.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended June 30, 2010 was $2,451,615, compared to $2,746,616 for the three months ended June 30, 2009, representing a decrease of $295,001, or 11%.  Selling, general and administrative expense for the six months ended June 30, 2010 was $5,875,994, compared to $5,399,702 for the six months ended June 30, 2009, representing an increase of $476,292, or 9%. The increase in general and administrative expenses is due primarily to non-cash stock-based compensation of $1,037,610, of which $847,750 was to the executive officers of Delta in consideration for extending their employment agreements.  Stock-based compensation for the six months ended June 30, 2010 was $1,037,610, compared to $41,250 for the six months ended June 30, 2009, representing an increase of $996,360.  This increase was partially offset by lower selling, general and administrative expense associated with the decline in rig service revenues at Delta.

Loss from operations. Our operating losses for the three and six months ended June 30, 2010 were $643,958 and $2,631,995, respectively, compared to operating losses of $519,023 and $971,097, respectively, for the three and six months ended June 30, 2009.

Total other income/expenses. Other income was $2,126,329 for the three months ended June 30, 2010, compared to other expense of $113,564 for the three months ended June 30, 2009, representing an improvement of $2,239,893 from the prior period.  Other income was $2,682,835 for the six months ended June 30, 2010, compared to $8,286 for the six months ended June 30, 2009, representing an improvement of $2,674,549 from the prior period.  Other income for the three and six months ended June 30, 2010 includes compensation for consulting services of $1,370,000.  The Company received 1,000,000 restricted shares of ADB International Group, Inc. common stock valued at $1.37 per share for these consulting services.  Other income for the three and six months ended June 30, 2010 included gains on the sale of assets of $781,204.  During the three months ended June 30, 2010, American sold an 8 acre tract of land valued at $175,480 for $340,445 and recognized a $164,965 gain for this transaction, see Note 4. During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities valued at $422,737 and the purchaser assumed the $943,500 note payable on the property.  American recognized a $520,763 gain for this transaction, see Note 6. Additionally, other income for the six months ended June 30, 2010 included the receipt of  $700,000 by Delta as a cash settlement for its claims in an insurance lawsuit.

Net income/loss. We had net income from continuing operations of $1,513,018, or $0.15 per share, for the three months ended June 30, 2010, compared to a net loss of $502,248, or $0.06 per share, for the same period in 2009.  We had net income from continuing operations of $408,609, or $0.04 per share, for the six months ended June 30, 2010, compared to a net loss of $695,387, or $0.08 per share, for the same period in 2009.  We had a net loss from discontinued operations of $350,000, or $0.04 per share, for the three and six months ended June 30, 2009.

Liquidity and Capital Resources

Total assets/working capital. Total assets at June 30, 2010 were $31,749,551, compared to $31,012,169 at December 31, 2009, representing an increase of $737,382.  At June 30, 2010, consolidated working capital was $12,532,027, compared to working capital of $13,141,451 at December 31, 2009, representing a decrease of $609,424. Total assets as of June 30, 2010, included real estate held for sale of $6,980,680 (see Note 4), inventories of $5,086,598, accounts receivable of $3,845,201, cash and cash equivalents of $1,933,931, certificate of deposit of $1,386,888 and $1,664,120 of trading securities. Long term assets included $6,453,139 of property and equipment and $1,550,000 of marketable securities – available for sale, consisting of 1,000,000 shares of ADB International Group, Inc. ("ADBI") common stock received as compensation for consulting services.

We had total liabilities of $16,494,697 as of June 30, 2010, which included $9,410,872 of current liabilities, mainly consisting of $3,644,933 of accounts payable and accrued expenses and $3,900,000 of current installments of long-term debt, and long-term debt, consisting of $6,932,564 of long-term debt (less current installments) and $151,261 of long-term capital lease obligations (less current  portion).

Cash flow from operations. For the six months ended June 30, 2010, we used cash in operations of $412,475, compared to $4,200 during the same period in 2009.  Our net loss of $4,592 for the six months ended June 30, 2010 included non-cash income of $2,151,204, including shares received for consulting services of $1,370,000 and gains on disposals of assets of $781,204.  Non-cash expenses included in net income were $1,608,966, including depreciation and amortization of $571,356 and share-based compensation of $1,037,610.  Our net loss of $988,041 for the six months ended June 30, 2009 included non-cash expenses of $632,735, including depreciation and amortization of $591,485 and share-based compensation of $41,250.  Our inventories decreased by $695,861 for the six months ended June 30, 2010, compared to an increase of $797,874 during the six months ended June 30, 2009.  We increased our investments in trading securities by $57,389 during the six months ended June 30, 2010, compared to a decrease of $124,148 during the same period in 2009.  Accounts receivable increased by $778,652 during the six months ended June 30, 2010, compared to a decrease of $564,466 during the same period in 2009.  Accounts payable increased by $584,702 during the six months ended June 30, 2010, compared to an increase of $659,580 during the same period in 2009.

Cash flow from investing activities. For the six months ended June 30, 2010, our investing activities provided cash of $736,327 primarily as a result of proceeds from the sale of real estate held for sale of $943,500 and from the sale of property and equipment of $340,445, offset by loans to related parties of $284,435 and the purchase of property and equipment of $105,843. Our investing activities provided cash of $964,076 during the six months ended June 30, 2009, as a result of a net decrease in investments in certificates of deposit of $1,550,000, offset by the issuance of a note receivable of $300,000, loans to related parties of $221,939, and purchases of property and equipment of $133,821.

Cash flow from financing activities. Our financing activities used cash of $117,309 during the six months ended June 30, 2010, primarily as a result of payments on debt of $1,694,371, offset by the issuance of common stock of $1,015,200 and net borrowings under lines of credit agreements and the issuance of debt of $605,719.  During the six months ended June 30, 2009, our financing activities used cash of $1,667,112, primarily as a result of payments on debt of $1,695,306.

On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia. The principal balance of this note is due August 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit. The interest rate on NPI’s line of credit will increase from prime to prime plus 3% and NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required. Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan. This group declined the loan and the bank has recommended another lender. NPI is negotiating a new line of credit with another financial institution and management is confident that new financing in support of NPI’s business will be obtained. NPI has a consistent and growing base of business with large seasonal sales received in the third and fourth quarters. Historically, during this period every year, NPI receives a large order from its primary customer and briefly exceeds its borrowing base to make the inventory purchases necessary to fill that order. For the past 10 years, this has not been a problem and NPI's representative at the bank has always been willing to work with NPI. At June 30, 2010, NPI’s line of credit balance was $1,237,000 and as of this filing, the balance has been increased by $184,000 to $1,421,000.  NPI’s current assets at June 30, 2010 were $4,703,424 and included $1,827,675 and $2,331,086 in accounts receivable and inventory, respectively.

Our subsidiary, Delta has a line of credit for $2,000,000 with Trust Mark Bank, which has a maturity date in April 2011. Our Subsidiary, SET, has a $1,000,000 line of credit with Stillwater National Bank and Trust, which has a maturity date in September 2010. Delta and SET have excellent relationships with their banks and believe that they will be able to renegotiate their lines of credit at terms and conditions satisfactory to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

American International Industries, Inc. v. William W. Botts.  American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007.  Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation.  As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share.  Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services.  On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In February 2010, the case was mediated and the parties attempted to settle the case.  However, the parties have been unable to agree on terms. The trial court has granted a partial summary judgment to Botts, which is not final.  If and when the judgment becomes final, American intends to appeal.  American has retained Byron Keeling, who is a highly regarded appellate attorney. Mr. Keeling believes that American has a good chance on appeal.  If American wins on appeal, the case probably will have to be tried.  If American loses the appeal, we believe that the maximum loss for American would be approximately $1,500,000.  If the case is tried, American intends to vigorously defend this case. An evaluation of the outcome of this case cannot be made at this time. American expects to prevail in these matters and has not recorded any liabilities in connection with this lawsuit.

There are no other updates to any legal proceedings previously disclosed.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2010, American purchased 2,300 common shares as treasury stock for $3,274.  American issued 1,000,000 restricted shares of common stock for cash consideration of $1,015,200 and a receivable of $4,800 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 2010, the Company's annual meeting of shareholders was held. At the meeting the shareholders voted for the election of Daniel Dror, Charles R. Zeller, Robert W. Derrick, Jr., and Thomas J. Craft, Jr., and Steven M. Plumb to serve on our board until the next annual meeting of shareholders or until their successors are elected and qualified, voted to ratify our selection of GBH CPAs, PC as independent auditors for 2010, and to ratify and approve the Company’s 2010 Employee Benefit Plan.  At the date of the annual meeting, the Company had a total of 10,318,926 shares of common stock outstanding and a total of 9,087,197 were present and voted. The following tables set forth the vote of shareholders with respect to the three proposals:

Proposal 1. Election of Directors

Nominees	For	Withheld
Daniel Dror	5,152,094	516,137
Charles R. Zeller	5,065,720	602,511
Robert W. Derrick, Jr.	5,284,962	383,269
Thomas J. Craft, Jr.	4,942,056	726,175
Steven M. Plumb	5,304,756	363,475

On June 23, 2010, the board of directors of American accepted the resignation of Thomas J. Craft, Jr. as a director and as chairperson of the audit committee. On July 14, 2010, the Company's Board of Directors appointed Scott Wolinsky to its Board and as a member of its Audit Committee.

Proposal 2. Ratification of GBH CPAs, PC as Independent Auditors for 2010

For	Against	Abstain	BNV
8,641,162	407,726	38,309	-

Proposal 2. Ratification of the Company’s 2010 Employee Benefit Plan

For	Against	Abstain	BNV
7,326,087	1,754,095	7,015	-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated:  August 16, 2010

/s/ SHERRY L. COUTURIER
   CHIEF FINANCIAL OFFICER
   Dated:  August 16, 2010