Form 10-Q
period 2010-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2010-11-15
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 15, 2010, the Registrant had 10,082,269 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,865,439	$1,692,340
Certificates of deposit	1,093,430	1,199,187
Trading securities	1,410,254	1,490,472
Accounts receivable, less allowance for doubtful accounts
of $245,752 and $244,121, respectively	8,247,544	2,769,837
Current portion of notes receivable	338,220	1,173,334
Accounts receivable from related parties	10,494	194,609
Inventories	5,374,082	4,159,734
Real estate held for sale	6,755,680	7,060,299
Deposits for pipe inventory purchases	-	1,336,244
Prepaid expenses and other current assets	311,885	230,748
Assets held for sale	1,233,207	836,389
Total current assets	26,640,235	22,143,193

Long-term notes receivable, less current portion	385,338	259,252
Real estate held for sale	225,000	-
Property and equipment, net of accumulated depreciation and amortization	2,587,315	3,227,549
Goodwill	674,539	674,539
Marketable securities - available for sale	1,050,000	-
Other assets	107,099	106,403
Assets held for sale	4,244,374	4,601,233
Total assets	$35,913,900	$31,012,169
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$6,729,924	$1,689,597
Short-term notes payable	1,097,815	1,381,908
Accounts and notes payable to related parties	137,500	110,000
Current installments of long-term debt	4,919,060	3,731,428
Liabilities associated with assets held for sale	2,983,308	2,088,809
Total current liabilities	15,867,607	9,001,742

Long-term debt, less current installments	866,743	2,696,247
Liabilities associated with assets held for sale	4,495,259	4,653,319
Total liabilities	21,229,609	16,351,308

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized; none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized;
10,449,325 and 9,191,325 shares issued, respectively
10,124,069 and 8,871,369 shares outstanding, respectively	10,450	9,192
Additional paid-in capital	33,936,466	33,571,064
Accumulated deficit	(19,625,086)	(19,863,846)
Accumulated other comprehensive loss	(320,000)	-
Less treasury stock, at cost
325,256 and 319,956 shares, respectively	(510,948)	(505,774)
Total American International Industries, Inc. equity	13,490,882	13,210,636
Noncontrolling interest	1,193,409	1,450,225
Total equity	14,684,291	14,660,861
Total liabilities and equity	$35,913,900	$31,012,169
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues	$9,761,625	$6,274,509	$18,609,283	$14,707,321
Costs and expenses:
Cost of sales	7,097,590	4,147,587	12,768,321	8,937,055
Selling, general and administrative	2,295,043	2,967,961	7,570,034	7,762,678
Total operating expenses	9,392,633	7,115,548	20,338,355	16,699,733

Operating income (loss)	368,992	(841,039)	(1,729,072)	(1,992,412)

Other income (expenses):
Interest and dividend income	23,824	82,904	61,595	325,479
Gain (loss) on sale of assets	(20,662)	-	760,542	-
Delta lawsuit settlement	-	-	700,000	-
Consulting service income	-	-	1,370,000	-
Realized gains (losses) on the sale of trading securities	(414,607)	191,740	(96,293)	(157,491)
Unrealized gains on trading securities	360,937	8,642	158,881	407,516
Interest expense	(113,764)	(123,472)	(342,721)	(386,274)
Other income	4,168	7,187	100,166	205,534
Total other income (expense)	(160,104)	167,001	2,712,170	394,764

Income (loss) before income tax	208,888	(674,038)	983,098	(1,597,648)
Income tax expense	1,124	8,857	51,354	26,008
Income (loss) from continuing operations, net of income taxes	207,764	(682,895)	931,744	(1,623,656)
Loss from discontinued operations - assets held for sale, net of income taxes	(375,058)	(243,407)	(1,103,630)	(290,687)
Loss from discontinued operations - assets sold, net of income taxes	-	-	-	(350,000)
Net loss	(167,294)	(926,302)	(171,886)	(2,264,343)
Net loss (income) attributable to the noncontrolling interest	(2,555)	14,660	410,646	307,314
Net income (loss) attributable to American International Industries, Inc.	$(169,849)	$(911,642)	$238,760	$(1,957,029)
Net income (loss) per common share - basic and diluted:
Continuing operations	$0.02	$(0.07)	$0.13	$(0.16)
Discontinued operations - assets held for sale	(0.04)	(0.03)	(0.11)	(0.03)
Discontinued operations - assets sold	(0.00)	(0.00)	(0.00)	(0.04)
Total	$(0.02)	$(0.10)	$0.02	$(0.23)

Weighted average common shares - basic and diluted	10,080,504	8,763,043	9,780,898	8,661,263

Comprehensive loss
Net loss	$(167,294)	$(926,302)	$(171,886)	$(2,264,343)
Unrealized loss on marketable securities	(500,000)	-	(320,000)	-
Total comprehensive loss	(667,294)	(926,302)	(491,886)	(2,264,343)
Comprehensive loss (income) attributable to the noncontrolling interest	(2,555)	14,660	410,646	307,314
Comprehensive loss attributable to American International Industries, Inc.	$(669,849)	$(911,642)	$(81,240)	$(1,957,029)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(171,886)	$(2,264,343)
Loss from discontinued operations - assets held for sale, net of income taxes	(1,103,630)	(290,687)
Loss from discontinued operations - assets sold, net of income taxes	-	(350,000)
Net income (loss) from continuing operations	931,744	(1,623,656)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	349,273	396,343
Share-based compensation	1,174,803	436,430
Shares received for consulting services	(1,370,000)	-
Gain on sale of assets	(760,542)	-
Realized (gains) losses on the sale of trading securities	(158,881)	157,491
Unrealized (gains) losses on trading securities	96,293	(407,516)
Change in operating assets and liabilities:
Accounts receivable	(5,484,690)	(1,901,307)
Trading securities	142,806	300,840
Inventories	121,896	(25,021)
Prepaid expenses and other current assets	(81,137)	(69,923)
Other assets	(696)	36,000
Accounts payable and accrued expenses	4,220,883	1,558,175
Net cash used in operating activities from continuing operations	(818,248)	(1,142,144)

Cash flows from investing activities from continuing operations:
Proceeds from sale of equity investment	20,000	-
Proceeds from sale of real estate held for sale	943,500	-
Proceeds from sale of property and equipment	340,445	-
Purchase of property and equipment	(131,777)	(155,873)
Purchase of real estate held for resale	(29,557)	-
Redemption of certificate of deposit	625,000	4,000,000
Investment in certificate of deposit	(519,243)	(2,450,000)
Purchase of note receivable from bank	-	(300,000)
Proceeds from notes receivable	26,963	116,446
Loans from related parties	17,006	168,606
Net cash provided by investing activities from continuing operations	1,292,337	1,379,179

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	1,015,200	-
Proceeds from issuance of common stock of subsidiary	22,100	-
Net borrowings under lines of credit agreements and short-term notes	541,620	836,800
Proceeds from issuance of debt	250,753	283,851
Principal payments on debt	(1,718,337)	(1,769,763)
Payments for acquisition of treasury stock	(5,174)	(225,332)
Net cash provided by (used in) financing activities from continuing operations	106,162	(874,444)

Net increase (decrease) in cash and cash equivalents from continuing operations	580,251	(637,409)

Nine Months Ended September 30,
2010	2009
Discontinued operations:
Net cash used in operations	$(377,947)	$(28,219)
Net cash provided by (used in) investing activities	(10,386)	67,453
Net cash used in financing activities	(18,819)	(464,234)
Net increase (decrease) in cash and cash equivalents	173,099	(1,062,409)
Cash and cash equivalents at beginning of period	1,692,340	2,971,143
Cash and cash equivalents at end of period	$1,865,439	$1,908,734

Supplemental schedule of cash flow information:
Interest paid	$628,262	$706,212
Taxes paid	$47,478	$-

Non-cash transactions:
Note receivable issued for common stock of DCP	$55,000	$-
Unrealized loss on available for sale securities	$320,000	$-
Acquisition of fixed assets under capital lease obligations	$144,000	$-
Real property received in foreclosure on note receivable	$66,304	$198,500
Trading securities received in foreclosure on note receivable	$-	$40,000
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Adjustment to noncontrolling interest in Delta, DCP, and BOG	$295,279	$-
Delta dividends declared and unpaid	$180,000	$-
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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiary, Northeastern Plastics, Inc. ("NPI") and Delta Seaboard International, Inc. ("Delta"), in which American holds a 48.1% shareholder interest, Brenham Oil & Gas Corp. (“BOG”), in which American holds a 54.7% interest, and Downhole Completion Products, Inc. (“DCP”), in which American holds an 80% shareholder interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

During the three months ended September 30, 2010, American began activities to sell the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET"), which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2009 and September 30, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). SET's losses are included in Discontinued operations - assets held for sale, net of income taxes in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and in the consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009. Negotiations for the sale of these assets and associated liabilities are at various stages with prospective buyers. Management believes that the book value of SET's assets and associated liabilities represents the fair value of the business and does not anticipate any losses as a result of the sale.

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

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. From April 2010 through September 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 21,500,000 shares for services valued at $44,443. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of September 30, 2010. On September 21, 2010, American prepared a registration statement on Form S-1 in order to register the BOG shares being distributed to American’s shareholders. Assuming the effectiveness of the registration statement, these shareholders will have registered free-trading shares. BOG will then be a separate reporting company, and we plan to take action in the future to quote BOG's common stock on the Over-The-Counter Bulletin Board.

On June 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.

Reclassifications

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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2010 and 2009, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of September 30, 2010, American did not have any significant Level 2 or 3 financial assets or liabilities.  The following table provides fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of September 30, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,410,254	$1,410,254	$1,410,254	$-	$-
Marketable Securities - available for sale	$1,050,000	$1,050,000	$1,050,000	$-	$-

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

Note 2 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended September 30, 2010 and 2009, American had unrealized trading gains of $360,937 and $8,642, respectively, related to securities held on those dates.  American recorded realized losses of $414,607 and realized gains of $191,740 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, American had unrealized trading gains of $158,881 and $407,516, respectively, related to securities held on those dates.  American recorded realized losses of $96,293 and $157,491 for the nine months ended September 30, 2010 and 2009, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive income in the consolidated statements of operations.  At September 30, 2010, this investment was valued at $1,050,000, based on the closing market price of $1.05 per share on that date.  American recognized other comprehensive loss for the three and nine months ended September 30, 2010 of $500,000 and $320,000, respectively, for the unrealized loss on this investment.

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

Note 3 - Inventory and Deposits for Pipe Inventory Purchases

Inventories consisted of the following:
	September 30, 2010	December 31, 2009
Finished goods	$5,417,297	$4,255,755
Less reserve	(43,215)	(96,021)
	$5,374,082	$4,159,734

Periodically, American enters into agreements to purchase pipe inventory from vendors.  At December 31, 2009, American had cash deposits of $1,336,244 for inventory purchases under these agreements that had not been received.  At September 30, 2010, these pipe purchases are included in inventory.

Note 4 - Real Estate Transactions

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder, see Note 8.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker.  During the three months ended September 30, 2010, American sold an 8 acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.

During the third quarter of 2009, and in connection with the guarantor’s fee described below, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. ("SWGCP") for the purchase of Dawn Condominiums L.P.  This loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,900,000.  American has an account receivable of $573,969 from SWGCP at September 30, 2010, resulting from closing costs, principal and interest paid by American on the loan.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the loan and the receivable balance owed to American.

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
Management consulted with the real estate brokers for these properties and reviewed the recent interest for each property.  Based on our consultations and review, we believe that the sale of these properties within one year is probable.  With the exception of American's 287 acres, we concluded that all of these criteria have been met for these properties and that they are appropriately classified as held for sale in current assets. The 287 acres is classified as held for sale in long-term assets.

Note 5 - Long-term Notes Receivable

Long-term notes receivable consists of the following:
	September 30, 2010	December 31, 2009
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$68,558	$95,523
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (a)	300,000	200,000
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (b)	-	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (b)	-	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009	-	35,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (c)	300,000	300,000
Note secured by shares of DCP stock, interest due quarterly at 5%, principal payment due on or before June 23, 2012	55,000	-
Notes receivable	723,558	1,432,586
Less current portion	(338,220)	(1,173,334)
Long-term notes receivable	$385,338	$259,252

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  Marald is currently in default on its payments.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of September 30, 2010.

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

(c) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note was purchased on September 30, 2009 for $300,000 and new payment terms are being negotiated for this note receivable with the debtors, Las Vegas Premium Gold.  This note was purchased as an investment to receive the interest income from the note.  Management has assessed this note for impairment and feels that collectability is reasonably possible based on the personal guarantees of the principals.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and nine months ended September 30, 2010 and 2009, American recognized interest income of $7,307, $44,804, $21,467 and $180,436, respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2010	December 31, 2009
Land		$507,661	$892,945
Building and improvements	20	962,010	1,003,870
Machinery and equipment	7-15	3,412,573	3,284,891
Office equipment and furniture	7	283,546	279,450
Automobiles	5	745,712	745,712
		5,911,502	6,206,868
Less accumulated depreciation and amortization		(3,324,187)	(2,979,319)
Net property and equipment		$2,587,315	$3,227,549

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP"). SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction.  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities and is responsible for the associated $1,850,000 note payable. American and Wintech entered into a profit sharing agreement in October 2010, whereby American will receive 50% of any profit if the property is sold, based on the sales price for the property less any outstanding balance on the note payable.

Depreciation expense for the three and nine months ended September 30, 2010 and 2009 was $113,824, $131,226, $349,273 and $396,343, respectively.

Note 7 - Intangible Assets

Intangible assets at September 30, 2010 and December 31, 2009 consisted of goodwill of $674,539 related to the acquisition of NPI.

Note 8 - Short-term Notes Payable

	September 30, 2010	December 31, 2009
Insurance note payable with interest at 4.99% principal and interest due in monthly payments of $22,796 through May 1, 2011	$159,570	$103,218
Note payable with interest at 12%, interest due monthly, with a principal balance due on August 1, 2010, secured by real property (a)	938,245	1,278,690
	$1,097,815	$1,381,908

(a)  This note was assumed as part of the foreclosure on property that was security for a note receivable owed to American.  See Note 4.  This note was due on August 1, 2010 and American is in the process of renewing the note or refinancing with another institution.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At September 30, 2010 and December 31, 2009, the average annual interest rates of our short-term borrowings were approximately 10.98% and 11.48%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	September 30, 2010	December 31, 2009
Revolving line of credit to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2011, secured by assets of Delta.	$1,433,527	$1,369,907
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property.	-	943,500
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property.	440,722	473,285
Note payable to a bank, which allows NPI to borrow up to $3,250,000, interest due monthly at 6.5%, principal balance due December 31, 2010, secured by assets of NPI. (a)	1,577,000	1,099,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due on May 2011, secured by real property.	1,566,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta.	619,961	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	124,323	174,990
Other secured notes with various terms	24,270	39,011
	5,785,803	6,427,675
Less current portion	(4,919,060)	(3,731,428)
	$866,743	$2,696,247

(a) On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note was due August 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender. The technical default has been resolved and Wachovia has extended the line of credit to December 31, 2010.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at September 30, 2010:

2010	$1,670,760
2011	3,333,966
2012	316,896
2013	185,901
2014	57,385
Thereafter	220,895
Total	$5,785,803

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

During the nine months ended September 30, 2010, American purchased 5,300 common shares as treasury stock for $5,174.  American issued 1,000,000 restricted shares of common stock for cash consideration of $1,015,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.  From April 2010 through September 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100.

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

American estimated the fair value of each stock option at the grant date as $0.51 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees for the nine months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable as of December 31, 2009	207,360		$4.86
Granted	-		N/A
Exercised	-		N/A
Canceled / Expired	(207,360)		4.86
Outstanding and exercisable as of September 30, 2010	-	$	N/A

Stock-based compensation consists of the following:

	Nine Months Ended September 30,
	2010	2009
Common shares issued for services	$1,174,803	$436,430
Stock options issued for services	-	-
Stock-based compensation	$1,174,803	$436,430

Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy, at September 30, 2010, American's cash and certificates of deposit balances held in banks exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $1.3 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the nine months ended September 30, 2010, NPI had one customer that accounted for 50% of trade accounts receivable and 35% of revenues on a consolidated basis.

Note 12 - Income Taxes

American has loss carry-forwards totaling $17,286,434 available at September 30, 2010 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$1,761,086	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,626,977	2028
3,981,570	2029
$17,286,434

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After non-controlling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which will be included in other income for the three months ended September 30, 2010.

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. In February 2010, the case was mediated and the parties attempted to settle the case. However, the parties have been unable to agree on terms. The trial court has not yet entered a final judgment, and the trial court’s summary judgment order remains an interlocutory order that does not resolve all of Botts's counterclaims against American. American intends to file its own motion for summary judgment against Botts's remaining counter claims. If and when the judgment becomes final, American intends to appeal. American has retained Byron Keeling, who is a highly regarded appellate attorney. American believes that the trial court erred in its partial summary judgment and American intends to appeal any final judgment that the trial court may enter in the case. If American wins on appeal the case probably will have to be tried. If American loses the appeal, management believes that the maximum loss for American would be $1,500,000, exclusive of attorney fees. If the case is tried, American intends to vigorously defend this case. A complete evaluation of the outcome of this case cannot be made at this time. American hopes to prevail in these matters and has not yet recorded any liabilities in connection with this lawsuit.

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008. For the nine months ended September 30, 2010, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Northeastern Plastics	$7,032,494	$4,123,329	$11,234,563	$7,761,016
Delta Seaboard	2,424,500	2,151,180	6,708,240	6,946,305
Downhole Completion Products	303,379	-	665,228	-
Brenham Oil & Gas	1,252	-	1,252	-
Total revenues	$9,761,625	$6,274,509	$18,609,283	$14,707,321

Operating income (loss) from continuing operations:
Northeastern Plastics	$685,634	$194,632	$794,542	$131,204
Delta Seaboard	96,872	40,994	(1,328,312)	(333,299)
Downhole Completion Products	23,037	-	23,968	-
Corporate	(436,551)	(1,076,665)	(1,219,270)	(1,790,317)
Operating profit (loss) from continuing operations	368,992	(841,039)	(1,729,072)	(1,992,412)
Other income (expenses) from continuing operations	(160,104)	167,001	2,712,170	394,764
Net income (loss) from continuing operations before income tax	$208,888	$(674,038)	$983,098	$(1,597,648)

Depreciation and amortization:
Northeastern Plastics	$14,859	$15,755	$44,550	$47,065
Delta Seaboard	97,014	113,250	297,325	342,456
Corporate	1,951	2,221	7,398	6,822
Total depreciation and amortization	$113,824	$131,226	$349,273	$396,343

Interest expense:
Northeastern Plastics	$31,440	$18,094	$82,343	$52,596
Delta Seaboard	31,726	63,317	116,991	177,920
Corporate	50,598	42,061	143,387	155,758
Total interest expense	$113,764	$123,472	$342,721	$386,274

Capital expenditures:
Northeastern Plastics	$433	$-	$1,559	$1,209
Delta Seaboard	37,036	24,403	130,218	117,844
Downhole Completion Products	(1,149)	-	-	-
Corporate	-	(723)	-	36,820
Total capital expenditures	$36,320	$23,680	$131,777	$155,873

	Nine months ended September 30,
	2010	2009
Non-cash transactions:
Delta		-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Delta dividends declared and unpaid	$180,000	$-
Corporate
Unrealized loss on available for sale securities	$320,000	$-
Note receivable issued for common stock of DCP	$55,000	$-
Real property received in foreclosure on note receivable	$66,304	$-
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Adjustment to noncontrolling interest in Delta, DCP, and BOG	$295,279	$-

	September 30, 2010	December 31, 2009
Identifiable assets:
Northeastern Plastics	$11,141,227	$6,013,175
Delta	6,038,143	6,123,301
Downhole Completion Products	314,230	-
Corporate	12,942,719	13,438,071
Assets held for sale	5,477,581	5,437,622
Total identifiable assets	$35,913,900	$31,012,169

Note 15 - Related Party Transactions

On March 4, 2010, American issued 1,000,000 restricted shares of common stock for cash consideration of $1,015,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP"). SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction.  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities and is responsible for the associated $1,850,000 note payable. American and Wintech entered into a profit sharing agreement in October 2010, whereby American will receive 50% of any profit if the property is sold, based on the sales price for the property less any outstanding balance on the note payable.

Note 16 - Assets held for sale

During the three months ended September 30, 2010, American began activities to sell the assets and associated liabilities of its wholly-owned subsidiary, SET, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2009 and September 30, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). SET's losses are included in Discontinued operations - assets held for sale, net of income taxes in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and in the consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009. Negotiations for the sale of these assets and associated liabilities are at various stages with prospective buyers. Management believes that the book value of SET's assets and associated liabilities represents the fair value of the business and does not anticipate any losses as a result of the sale.

The carrying amounts of the major classes of assets and liabilities for SET at September 30, 2010 and December 31, 2009 are summarized below:

	September 30, 2010	December 31, 2009
Assets held for sale
Current assets held for sale:
Cash and cash equivalents	$2,867	$35,048
Accounts receivable	639,625	303,696
Accounts receivable from related parties	-	194,609
Inventories	584,599	286,481
Prepaid expenses and other current assets	6,116	16,555
Total current assets held for sale	1,233,207	836,389

Property and equipment, net of accumulated depreciation and amortization	3,644,988	3,916,670
Intangible assets, net of amortization	531,716	611,474
Other assets	67,670	73,089
Total assets held for sale	$5,477,581	$5,437,622

Liabilities associated with assets held for sale
Current liabilities associated with assets held for sale:
Accounts payable and accrued expenses	$1,407,968	$610,410
Short-term notes payable	500,000	500,000
Accounts and notes payable to related parties	-	186,300
Current installments of long-term debt	945,942	710,280
Current installments of long-term capital lease obligations	129,398	81,819
Total current liabilities associated with assets held for sale	2,983,308	2,088,809

Long-term debt, less current installments	4,372,029	4,568,315
Long-term capital lease obligations, less current installments	123,230	85,004
Total liabilities associated with assets held for sale	$7,478,567	$6,742,128

SET's revenues and net loss before income tax are summarized below:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues	$1,485,119	$2,234,510	$4,058,527	$6,228,827
Net loss before income tax	$(372,011)	$(238,880)	$(1,095,381)	$(278,082)

Note 17 - Subsequent Events

From October 1, 2010 through November 15, 2010, American paid $26,304 to repurchase 41,800 shares of its common stock for treasury.

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

During the three months ended September 30, 2010, American began activities to sell the assets and associated liabilities of its wholly-owned subsidiary, SET, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2009 and September 30, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). SET's losses are included in Discontinued operations - assets held for sale, net of income taxes in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and in the consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009. Negotiations for the sale of these assets and associated liabilities are at various stages with prospective buyers. Management believes that the book value of SET's assets and associated liabilities represents the fair value of the business and does not anticipate any losses as a result of the sale.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and nine months ended September 30, 2010 and 2009.

Net revenues. For the three months ended September 30, 2010, revenues from continuing operations were $9,761,625, compared to $6,274,509 for the three months ended September 30, 2009, representing an increase of $3,487,116, or 55.6%.  Revenues from continuing operations were $18,609,283 for the nine months ended September 30, 2010, compared to $14,707,321 for the nine months ended September 30, 2009, representing an increase of $3,901,962, or 26.5%.

NPI's revenues during the three months ended September 30, 2010 were $7,032,494, compared to $4,123,329 for the three months ended September 30, 2009, representing an increase of $2,909,165, or 70.6%.  NPI's revenues were $11,234,563 for the nine months ended September 30, 2010, compared to $7,761,016 for the nine months ended September 30, 2009, representing an increase of $3,473,547, or 44.8%. NPI's revenues increased primarily because NPI replaced a very large supplier for one of its major accounts, substantially increasing its business with this customer. Additionally, NPI's revenues increased due to the addition of several new accounts and increased orders for existing accounts.

During the three months ended September 30, 2010, Delta had revenues of $2,424,500, compared to $2,151,180 during the three-month period ended September 30, 2009, representing an increase of $273,320, or 12.7%. During the nine months ended September 30, 2010, Delta had revenues of $6,708,240, compared to $6,946,305 during the nine-month period ended September 30, 2009, representing a decrease of $238,065, or 3.4%.  Rig service revenues decreased for the three and nine months ended September 30, 2010, compared to the same period in the prior year by $455,100 and $1,481,148, respectively.  Rig service revenues have decreased due to major maintenance on two rigs during 2010.  This was offset by an increase in pipe sales for the three and nine months ended September 30, 2010, compared to the same period in the prior year, of $728,420 and $1,243,083 respectively.

In 2010, the Company formed a new subsidiary, DCP.  The results of DCP for the three and nine months ended September 30, 2010 are included in our results of operations. For the three and nine months ended September 30, 2010, DCP’s revenues were $303,379 and $665,228, respectively.

For the three and nine months ended September 30, 2010, Brenham's revenues were $1,252 and $1,252, respectively.

Cost of sales and margins.  Cost of sales for the three months ended September 30, 2010 was $7,097,590, compared to $4,147,587 for the three months ended September 30, 2009, representing an increase of $2,950,003, or 71.1%.  Cost of sales for the nine months ended September 30, 2010 was $12,768,321, compared to $8,937,055 for the nine months ended September 30, 2009, representing an increase of $3,831,266, or 42.9%.  Margins for the three months ended September 30, 2010 were 27%, compared to 34% for the three months ended September 30, 2009.  Margins for the nine months ended September 30, 2010 were 31%, compared to 39% for the nine months ended September 30, 2009.  The primary reason for the decline in margins is due to the change in the mix of the revenues during the period.  NPI’s margins are lower than those of our oil and gas related businesses.  NPI’s revenues during the three and nine months ended September 30, 2010 were 72% and 60%, respectively, of total revenues compared to 65% and 53% for the three and nine months ended September 30, 2009, respectively.  Additionally, Delta experienced a decline in margins during the three months ended March 31, 2010 compared to the same period in the prior year due to the sale of high-priced pipe from inventory. Margins on pipe sales were 2% for the three months ended March 31, 2010, compared to 25% during the same period in the prior year.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended September 30, 2010 was $2,295,043, compared to $2,967,961 for the three months ended September 30, 2009, representing a decrease of $672,918, or 22.7%. The decrease in general and administrative expenses is due primarily to a significant reduction in corporate operating costs, including executive salaries and related expenses, and lower expenses associated with the decline in rig service revenues. Selling, general and administrative expense for the nine months ended September 30, 2010 was $7,570,034, compared to $7,762,678 for the nine months ended September 30, 2009, representing a decrease of $192,644, or 2.5%. Non-cash stock-based compensation for the nine months ended September 30, 2010 was $1,174,803, compared to $436,430 for the nine months ended September 30, 2009, representing an increase of $738,373, of which $847,750 was to the executive officers of Delta in consideration for extending their employment agreements.

Income and Loss from operations. Our operating income for the three months ended September 30, 2010 was $368,992, compared to an operating loss of $841,039 for the three months ended September 30, 2009. Our operating losses for the nine months ended September 30, 2010 and 2009 were $1,729,072 and $1,992,412, respectively.

Total other income/expenses. Other expense was $160,104 for the three months ended September 30, 2010, compared to other income of $167,001 for the three months ended September 30, 2009, representing a decrease of $327,105 from the prior period. The decrease in other income was primarily due to a net loss for realized/unrealized gains and losses on trading securities of $53,670 for the three months ended September 30, 2010, compared to net income of $200,382 for the three months ended September 30, 2009. Additionally, interest and dividend income decreased by $59,080. Other income was $2,712,170 for the nine months ended September 30, 2010, compared to $394,764 for the nine months ended September 30, 2009, representing an improvement of $2,317,406 from the prior period.  Other income for the nine months ended September 30, 2010 includes non-cash compensation for consulting services of $1,370,000. The Company received 1,000,000 restricted shares of ADB International Group, Inc. common stock valued at $1.37 per share for these consulting services.  Other income for the nine months ended September 30, 2010 included gains on the sale of assets of $760,542. During the nine months ended September 30, 2010, American sold an 8 acre tract of land with a book value of $175,480 for $340,445 and recognized a $164,965 gain for this transaction, see Note 4. During the nine months ended September 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 and the purchaser assumed the $943,500 note payable on the property. American recognized a $520,763 gain for this transaction, see Note 6. Additionally, other income for the nine months ended September 30, 2010 included the receipt of $700,000 by Delta as a cash settlement for its claims in an insurance lawsuit.

Net income/loss. We had a net income from continuing operations of $207,764, or $0.02 per share, for the three months ended September 30, 2010, compared to a net loss of $682,895, or $0.08 per share, for the same period in 2009.  We had a net income from continuing operations of $931,744, or $0.10 per share, for the nine months ended September 30, 2010, compared to a net loss of $1,623,656, or $0.19 per share, for the same period in 2009.  We had a net loss from discontinued operations - asset sold of $350,000, or $0.04 per share, for the nine months ended September 30, 2009. We had a net loss from discontinued operations - assets held for sale for the three and nine months ended September 30, 2010 of $375,058, or $0.04 per share, and $1,103,630, or $0.11 per share, respectively, and for the three and nine months ended September 30, 2009 of $243,407, or $0.03 per share, and $290,687, or $0.03 per share, respectively.

Liquidity and Capital Resources

Total assets/working capital. Total assets at September 30, 2010 were $35,913,900, compared to $31,012,169 at December 31, 2009, representing an increase of $4,901,731. At September 30, 2010, consolidated working capital was $10,772,628, compared to working capital of $13,141,451 at December 31, 2009, representing a decrease of $2,368,823. Total assets as of September 30, 2010, included real estate held for sale of $6,980,680 (see Note 4), inventories of $5,374,082, accounts receivable of $8,247,544, cash and cash equivalents of $1,865,439, certificates of deposit of $1,093,430, $1,410,254 of trading securities, and $1,233,207 of assets held for sale. Long term assets included $2,587,315 of property and equipment, $1,050,000 of marketable securities – available for sale, consisting of 1,000,000 shares of ADB International Group, Inc. ("ADBI") common stock received as compensation for consulting services, and $4,244,374 of assets held for sale.

We had total liabilities of $21,229,609 as of September 30, 2010, which included $15,867,607 of current liabilities, mainly consisting of $6,729,924 of accounts payable and accrued expenses, $4,919,060 of current installments of long-term debt, and liabilities associated with assets held for sale of $2,983,308, and long-term liabilities of $5,362,002, consisting of $866,743 of long-term debt (less current installments) and $4,495,259 of liabilities associated with assets held for sale.

Cash flow from operations. For the nine months ended September 30, 2010, we used cash in operations of $818,248, compared to $1,142,144 during the same period in 2009. Our net income from continuing operations of $931,744 for the nine months ended September 30, 2010 included non-cash income of $2,130,542, including shares received for consulting services of $1,370,000 and gains on disposals of assets of $760,542. Non-cash expenses included in net income were $1,524,076, including depreciation and amortization of $349,273 and share-based compensation of $1,174,803. Our net loss from continuing operations of $1,623,656 for the nine months ended September 30, 2009 included non-cash expenses of $832,773, including depreciation and amortization of $396,343 and share-based compensation of $436,430.  Our inventories decreased by $121,896 for the nine months ended September 30, 2010, compared to an increase of $25,021 during the nine months ended September 30, 2009.  We decreased our investments in trading securities by $142,806 during the nine months ended September 30, 2010, compared to a decrease of $300,840 during the same period in 2009.  Accounts receivable increased by $5,484,690 during the nine months ended September 30, 2010, compared to an increase of $1,901,307 during the same period in 2009. Accounts payable increased by $4,220,883 during the nine months ended September 30, 2010, compared to an increase of $1,558,175 during the same period in 2009.

Cash flow from investing activities. For the nine months ended September 30, 2010, our investing activities provided cash of $1,292,337 primarily as a result of proceeds from the sale of real estate held for sale of $943,500, from the sale of property and equipment of $340,445, and a net decrease in investments in certificates of deposit of $105,757, offset by the purchase of property and equipment of $131,777. Our investing activities provided cash of $1,379,179 during the nine months ended September 30, 2009, as a result of a net decrease in investments in certificates of deposit of $1,550,000, proceeds from notes receivable of $116,446, and loans from related parties of $168,606, offset by the issuance of a note receivable of $300,000 and purchases of property and equipment of $155,873.

Cash flow from financing activities. Our financing activities provided cash of $106,162 during the nine months ended September 30, 2010, primarily as a result of the issuance of common stock of $1,015,200 and net borrowings under lines of credit agreements and the issuance of debt of $792,373, offset by payments on debt of $1,718,337.  During the nine months ended September 30, 2009, our financing activities used cash of $874,444, as a result of payments on debt of $1,769,763 and payments for the acquisition of treasury stock of $225,332, offset by net borrowings under lines of credit agreements and the issuance of debt of $1,120,651.

On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note was due August 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender. The technical default has been resolved and Wachovia has extended the line of credit to December 31, 2010.

Our subsidiary, Delta has a line of credit for $2,000,000 with Trust Mark Bank, which has a maturity date in April 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. In February 2010, the case was mediated and the parties attempted to settle the case. However, the parties have been unable to agree on terms. The trial court has not yet entered a final judgment, and the trial court’s summary judgment order remains an interlocutory order that does not resolve all of Botts's counterclaims against American. American intends to file its own motion for summary judgment against Botts's remaining counter claims. If and when the judgment becomes final, American intends to appeal. American has retained Byron Keeling, who is a highly regarded appellate attorney. American believes that the trial court erred in its partial summary judgment and American intends to appeal any final judgment that the trial court may enter in the case. If American wins on appeal the case probably will have to be tried. If American loses the appeal, management believes that the maximum loss for American would be $1,500,000, exclusive of attorney fees. If the case is tried, American intends to vigorously defend this case. A complete evaluation of the outcome of this case cannot be made at this time. American hopes to prevail in these matters and has not yet recorded any liabilities in connection with this lawsuit.

There are no other updates to any legal proceedings previously disclosed.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2010, American purchased 5,300 common shares as treasury stock for $5,174.  American issued 1,000,000 restricted shares of common stock for cash consideration of $1,015,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
   Dated:  November 15, 2010

/s/ SHERRY L. MCKINZEY
   CHIEF FINANCIAL OFFICER
   Dated:  November 15, 2010