Form 10-K
period 2010-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2011-03-31
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,419,266 based on the closing sale price of $1.04 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2011 is 11,207,568.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. (hereinafter the "Company" or the "Registrant") for its year ended December 31, 2010 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

· Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Delta Seaboard International ("Delta") - a 48.1% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
· Downhole Completion Products, Inc. ("DCP") - an 80% owned subsidiary, provides major international oil and gas service company end-users with the highest quality proprietary downhole/completion threaded products under any condition.
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas ("BOG"), a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 54,680,074 shares of common stock, representing 54.7% of BOG’s total outstanding shares

On November 11, 2010, American sold the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET") to Larry C. Shumate, President of SET, for $10,000.  The assets and associated liabilities are classified as discontinued operations in the consolidated balance sheet as of December 31, 2009 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). Net income from the deconsolidation of SET for the year ended December 31, 2010 and SET's net loss for the year ended December 31, 2009 are included in discontinued operations, net of income taxes in the consolidated statements of operations and in the consolidated statement of cash flows for the years ended December 31, 2010 and 2009 (see note 16).

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger"). In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and effected a one-for-ten (1:10) reverse stock split ("Reverse Split") of its common stock.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,925,832 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,556,483 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.
The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

Corporate overhead includes our investment activities for financing current operations and expansion of our current holdings, as well as evaluating the feasibility of acquiring additional businesses.  Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of December 31, 2010. On September 21, 2010, American prepared a registration statement on Form S-1 in order to register the BOG shares being distributed to American’s shareholders. On November 1, 2010, American filed an amended registration statement on Form S-1/A in response to questions received from the SEC. Assuming the effectiveness of the registration statement, these shareholders will have registered free-trading shares. BOG will then be a separate reporting company, and we plan to take action in the future to quote BOG's common stock on the Over-The-Counter Bulletin Board.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.  As of December 31, 2010, the Company had 6 employees at the executive offices.

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

On February 3, 2010, Hammonds and Delta completed an agreement, pursuant to which Delta will be merged into Hammonds in consideration for the issuance of 63,110,925 post-reverse restricted shares of Common Stock to the noncontrolling shareholders of Delta and to American. As a result, the controlling shareholders of Delta will become controlling shareholders of Hammonds, which will result in Delta’s former shareholders owning 93.6% of Hammonds' Common Stock.  Following the reverse merger, American will own 32,859,935 shares of Common Stock, representing 48.2% of the Hammonds' total outstanding shares and the owners of the noncontrolling interest in Delta will own 30,924,353 shares of Common Stock, representing 45.4% of the Hammonds' total outstanding shares. All other stockholders of the Hammonds will own 4,357,962 shares of Common Stock, representing 6.4% of the Hammonds' total 68,142,250 outstanding shares. Hammonds' name will be changed from Hammonds Industries, Inc. to Delta Seaboard International, Inc. ("DSI").  In accordance with ASC 810 Consolidation. American will consolidate DSI although its ownership is less than 51%, because American has a controlling financial interest in DSI.

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

Employees

As of December 31, 2010, Delta had 33 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

Facilities

During 2004, the Company's majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities into a combined 12,500 square foot leased executive office, sales and warehouse facility in Houston, TX, which facility was acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired at the same amount from Delta by American International Industries, Inc., which has a 51% interest, and by Delta's executive officers who acquired the remaining 49% interest.  During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities to Southwest Gulf Coast Properties, Inc. ("SWGCP").  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities. Delta continues to occupy and lease these facilities from Wintech. Delta continues to maintain a 5,000 square foot office and warehouse facility in Louisiana which is leased from an unaffiliated third party at an annual rental of $18,000.

Downhole Completion Products, Inc.

Effective January 2010, the Company formed a new wholly-owned subsidiary, Downhole Completion Products, Inc. ("DCP"). DCP is managed by Joe Hoover, President, and is located at 4747 Research Forest Dr., Suite 180-215, The Woodlands, TX 77381

DCP's Business

DCP is a global procurement subsidiary, which focuses on supplying end users in the oil and gas and mining sectors of the energy field service markets. DCP offers professional and technical expertise, delivered at competitive prices, which allows us to grow with our customers by being cost effective in a timely manner while providing quality products and services.

Global Energy Field Services Markets

The global energy field services market is comprised of several market segments including oil & gas field services, pipeline, transportation, process controls, fluid and control management, sub-sea, refining, and maintenance services for these areas.  DCP currently provides manufactured products, spare parts, and assemblies for the oil & gas field services market segment.    DCP relies on the export market to generate and increase revenues for the year 2011.  We have already established our presence in the following countries  to develop business: Guatemala, Peru, Colombia, and Argentina, West Africa, Turkey, and Europe.

Products and Services

The diverse line of products DCP provides/manufactures includes the following but is not limited to:
- OCTG/Drilling tubular products used for energy field service applications;
- Top drive assemblies, sub-assemblies and spare service parts;
- Measurement while drilling (MWD) products;
- Directional drilling products;
- Completion tools;
- Rig and Engine spare parts
- Natural gas measurement equipment, including valves and fittings
- General supplies for daily site operation
- Sub-sea control equipment.
- Logistics

Sales and Marketing

DCP is continually in the process of business development.  DCP stands to establish long-term relationships with customers as well as vendors globally while working to increase its sales with existing customers.  DCP develops business through direct contacts and referrals. DCP communicates and offers services in English, French, Spanish, and Russian. DCP targets the procurement/service side of the business, which is a continual operation and is not always affected by the fluctuation in the commodities market.  Strategically, we have the possibility to establish frame contracts with specific material and manufacturers.

DCP’s Competition

Every vendor and manufacturer for the oil and gas industry in Houston is a competitor.  DCP differentiates itself by providing a service other vendors don’t have the knowledge or the structure to provide.  Most of our vendors in the U.S. rely upon DCP to handle export and logistics while our end users overseas rely on DCP to supply them quickly, with quality products, and efficient costs to run their operations.  DCP becomes their preferred source to effectively supply their global operations.

Business Strategy

DCP plans on utilizing its experience, knowledge, and productivity to develop more business with existing customers and targeting new ones.  Because of our business structure, DCP maintains a low cost of operations thus making it possible to increase revenues and profit margins allowing us to be more competitive.

Raw Materials

The principal raw materials that DCP uses are carbon steel, aluminum, stainless steel, various special alloys and other metals and/or products.  The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond DCP’s control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect DCP’s net sales, operating margin, and profitability.  On average, pricing for raw materials has fluctuated about thirty percent annually on a historical basis. During periods of rising raw materials pricing, DCP has been able to pass through the increase in cost to its customers approximately ninety percent of the time.  The remaining ten percent reflects down-time between reviewing costs on standardized repetitive work that is not quoted on a monthly basis.  Accordingly, the increase in the cost of raw materials has had an immaterial effect on DCP’s operations; however, it is possible that DCP may not be able to pass any portion of such increases on to its customers in the future.

Government Regulation and Environmental Matters

DCP’s operations comply with all of Homeland Security’s regulations.  At this time, DCP does not use any material or doesn’t practice in any way that could harm or create any concern to the environment.  DCP does have the ability to supply end users with emission reduction material regulated by countries.

Safety

DCP works with vendors and manufacturers that are certified API or ISO, which apply all safety and regulation in the workplace related to our business.

Employees

DCP employs 4 people in The Woodlands, Texas.  No employees are represented by a labor union, and DCP has not entered into a collective bargaining agreement with any union.  DCP has not experienced any work stoppages and considers the relations with its employees to be good.

Facilities

DCP operates out of the home office of Joe Hoover, President of DCP, located in The Woodlands, TX.

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

The NPI Good Choice® program is supported through a national advertising campaign in the newsstand issues of Good Housekeeping magazine and plans are being negotiated for additional brand advertising. The 2010 expected pass through readership rate for the upcoming Good Choice® 2011 ads are expected to exceed 21,000,000 potential viewings.

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

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Big Lots, Ocean State Jobbers, H.E.B., Freds, Publix, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2010, NPI's large accounts accounted for 54% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2011 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

Competition

In the safety product category of the automotive after-market, which accounts for a significant portion NPI's Motor Trend products and sales, NPI competes against a large number of suppliers many of which have far greater financial resources than NPI and therefore NPI's ability to increase market share may be limited. NPI's management believes its primary competitors in the safety products market include Coleman Cable Company and East Penn among other large manufacturers and importers.

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

Employees

As of December 31, 2010, NPI employed 8 persons, including its executive officer, as well as customer service and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale (see notes 6, 8 and 9). NPI plans to build new facilities on this site.

Corporate Transactions

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss in the consolidated statements of operations.  At December 31, 2010, this investment was valued at $130,000, based on the closing market price of $0.10 per share on that date.  American recognized other comprehensive loss for the year ended December 31, 2010 of $1,275,000 for the unrealized loss on this investment.

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder, see Note 8.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker. The appraised values of these properties exceeded the $4,611,233 owed to American. Values were allocated to the tracts of property based on their recent individual appraised values relative to the total appraised value. During the year ended December 31, 2010, American sold an 8 acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.  On November 22, 2010, a 17 acre tract was transferred to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 note payable balance and NPI's property loan balance of $440,381 (see notes 6, 8 and 9). NPI plans to build new facilities on this site.

During the third quarter of 2009, and in connection with the guarantor’s fee described below, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. ("SWGCP") for the purchase of Dawn Condominiums L.P.  The current balance owed on this loan is $3,600,000.  This loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,901,500.  American has a note receivable of $601,300 from SWGCP at December 31, 2010, resulting from closing costs, principal and interest paid by American on the loan.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the bank loan and the balance owed to American.

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

Profitability of Delta’s operations is dependent on numerous factors beyond Delta’s control

Delta’s operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors impact the cost of sales, such as the price of steel, because approximately 65% of Delta’s oil and gas related revenues is from the sale of new drilling pipe and used pipe extracted during Delta’s well plugging business. Competition for pipe which is impacted by the US and worldwide cost of and demand for steel, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

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

Delta’s revenues and cash flows from pipe sales are subject to commodity price risk

Approximately 65% of Delta’s oil and gas related revenues is from the sale of pipe; therefore, Delta has increased market risk exposure in the pricing applicable to the costs of steel. Realized pricing is primarily driven by the prevailing worldwide price and demand for steel. The cost of steel has been increasing significantly due to increased world demand generally and from China and India specifically.

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

Risks related to our DCP subsidiary

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

The principal raw materials that DCP uses are carbon steel, aluminum, stainless steel, various special alloys and other metals and/or products.  The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond DCP’s control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect DCP’s net sales, operating margin, and profitability.  On average, pricing for raw materials has fluctuated about thirty percent annually on a historical basis. During periods of rising raw materials pricing, DCP has been able to pass through the increase in cost to its customers approximately ninety percent of the time.  The remaining ten percent reflects down-time between reviewing costs on standardized repetitive work that is not quoted on a monthly basis.  Accordingly, the increase in the cost of raw materials has had an immaterial effect on DCP’s operations; however, it is possible that DCP may not be able to pass any portion of such increases on to its customers in the future.

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

Dependence upon third-party licenses

NPI markets its diversified product assortment under the Good Choice® and MOTOR TREND® brand names. Nearly all of the NPI Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on the vast majority of its products. The NPI Good Choice® product assortment includes a variety of booster cables, portable hand lamps, lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products. The Good Choice® program is dependent upon a national advertising campaign in the newsstand issues of Good Housekeeping magazine, pursuant to an agreement with Good Housekeeping.

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

Dependence upon major customers

NPI markets its products through such major chains as Family Dollar, Dollar Tree, GBI - Dollar Tree, Ocean State Jobbers, Big Lots, H.E.B., Publix, Freds, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2010, NPI's large accounts accounted for 54% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2011 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

NPI faces competition from larger companies

In the safety product category of the automotive after-market, which accounts for a significant portion NPI's Motor Trend products and sales, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. This competition may adversely affect NPI's ability to continue to increase revenues and market share. NPI's management believes its primary competitors in the safety products market include Coleman Cable Company and East Penn among other large manufacturers and importers. In the consumer durables electrical products market, NPI competes against a large number of suppliers, many of which have far greater financial resources than NPI. NPI's management believes its primary competitors in the consumer durables market include Coleman Cable, General Electric (via a licensee), and American Tac, among others.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2010, we had 10,971,325 shares of common stock issued and 0 preferred shares issued. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Shares eligible for future sale

As of December 31, 2010, the Registrant had 10,971,325 shares of common stock issued, 3,478,458 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

During 2004, the Company's majority owned subsidiary, Delta consolidated its Houston and Louisiana facilities into a combined 12,500 square foot leased executive office, sales and warehouse facility in Houston, TX, which facility was acquired by Delta in 2005 from a third party for $850,000. In 2006, these facilities were acquired at the same amount from Delta by American International Industries, Inc., which has a 51% interest, and by Delta's executive officers who acquired the remaining 49% interest.  During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities to Southwest Gulf Coast Properties, Inc. ("SWGCP").  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities. Delta continues to occupy and lease these facilities from Wintech. Delta continues to maintain a 5,000 square foot office and warehouse facility in Louisiana which is leased from an unaffiliated third party at an annual rental of $18,000.

The Company owns the 38,500 square foot warehouse and office facility utilized by NPI. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale (see notes 6, 8 and 9). NPI plans to build new facilities on this site.

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

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which will be included in other income for the year ended December 31, 2010.

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts.  In February 2010, the case was mediated and the parties attempted to settle the case.  Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.  For the year ended December 31, 2010, American recognized a loss and accrued a current liability for the settlement of $1,650,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted under the symbol AMIN on the OTCBB. For the periods indicated, the following table sets forth the high and low trade prices per share of common stock.  The below prices represent inter-dealer trades without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2009		Fiscal 2009
	High	Low	High	Low
First Quarter ended March 31,	$1.59	$0.98	$2.10	$0.62
Second Quarter ended June 30,	$1.49	$0.88	$1.42	$0.86
Third Quarter ended September 30,	$1.05	$0.25	$1.93	$0.95
Fourth Quarter ended December 31,	$0.79	$0.34	$1.75	$0.98

The Company believes that as of December 31, 2010, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On January 17, 2007, the Company announced that its Board of Directors approved a stock repurchase program, effective January 12, 2007. Under the program, the Company is authorized to repurchase up to $3,000,000 of its outstanding shares of common stock from time to time over the next three years, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.  During 2007, the Company purchased 23,162 shares under this plan at an average price paid per share of $4.65.  During 2008, the Company purchased 24,948 shares under this plan at an average price paid per share of $2.35.  During 2009, the Company purchased 257,646 shares under this plan at an average price paid per share of $0.98.  During 2010, the Company purchased 74,900 shares under this plan at an average price paid per share of $0.65.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2010.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2010 to October 31, 2010	37,700	$0.62	37,700	-
November 1, 2010 to November 30, 2010	6,900	0.69	6,900	-
December 1, 2010 to December 31, 2010	25,000	0.61	25,000	-
	69,600	$0.62	69,600	-

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

Recent Sales of Unregistered Securities

During 2010, the Company issued restricted securities as follows:

(i)	in October 2010, the Company issued 200,000 restricted shares as a bonus to the Chief Executive Officer valued at $120,000, based upon the closing market price on such date;
(ii)	in October 2010, the Company issued 50,000 restricted shares as a bonus to the Chief Financial Officer valued at $30,000, based upon the closing market price on such date;
(iii)	in July and October 2010, the Company issued 5,000 and 25,000 restricted shares, respectively, as bonuses to its employees valued at $4,600 and $15,000, respectively, based upon the closing market prices on such dates;
(iv)
in July and October 2010, the Company issued 3,000 and 25,000 restricted shares, respectively, to the Company’s directors for serving on our Board of Directors valued at $2,760 and $15,000, based upon the closing market price on such date;

(v)
during the year ended December 31, 2010, the Company issued 1,100,000 restricted shares for cash consideration of $1,117,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2010.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price	available for future issuance
	exercise of outstanding	of outstanding	under equity compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	-	$-	622,080
Equity compensation plans
not approved by security holders	-	-	-
Total	-	$-	622,080

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

General

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

· Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Delta Seaboard International ("Delta") - a 48.1% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
· Downhole Completion Products, Inc. ("DCP") - an 80% owned subsidiary, provides major international oil and gas service company end-users with the highest quality proprietary downhole/completion threaded products under any condition.
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas ("BOG"), a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 54,680,074 shares of common stock, representing 54.7% of BOG’s total outstanding shares

On November 11, 2010, American sold the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET") to Larry C. Shumate, President of SET, for $10,000.  The assets and associated liabilities are classified as discontinued operations in the consolidated balance sheet as of December 31, 2009 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). Net income from the deconsolidation of SET for the year ended December 31, 2010 and SET's net loss for the year ended December 31, 2009 are included in discontinued operations, net of income taxes in the consolidated statements of operations and in the consolidated statement of cash flows for the years ended December 31, 2010 and 2009 (see note 16).

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger"). In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and effected a one-for-ten (1:10) reverse stock split ("Reverse Split") of its common stock.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,925,832 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,556,483 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.
The historical financial statements of the Company include the acquisitions of acquired companies as of the effective dates of the purchases, and the results of those companies subsequent to closing, as these transactions were accounted for under the purchase method of accounting.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of December 31, 2010. On September 21, 2010, American prepared a registration statement on Form S-1 in order to register the BOG shares being distributed to American’s shareholders. On November 1, 2010, American filed an amended registration statement on Form S-1/A in response to questions received from the SEC. Assuming the effectiveness of the registration statement, these shareholders will have registered free-trading shares. BOG will then be a separate reporting company, and we plan to take action in the future to quote BOG's common stock on the Over-The-Counter Bulletin Board.

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

Related Party Transactions

During the year ended December 31, 2010, American issued 200,000 shares of common stock to the CEO for services valued at $120,000.

During the year ended December 31, 2010, American issued 1,100,000 restricted shares of common stock for cash consideration of $1,117,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP"). SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction.  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities and is responsible for the associated $1,750,000 note payable. American and Wintech entered into a profit sharing agreement in October 2010, whereby American will receive 50% of any profit if the property is sold, based on the sales price for the property less any outstanding balance on the note payable.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the years ended December 31, 2010 and 2009.

Allowance for Doubtful Accounts

American’s ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Accounts receivable are stated at an amount management expects to collect from outstanding balances. American extends credit to customers and other parties in the normal course of business. American regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, American makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When American determines that a customer may not be able to make required payments, American increases the allowance through a charge to income in the period in which that determination is made. Though American’s bad debts have not historically been significant, we could experience increased bad debt expense should a major customer or market segment experience a financial downturn or our estimate of uncollectible accounts, which is based on our historical experience, prove to be inaccurate.

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis. American assesses the realizability of its inventories based upon specific usage and future utility. American’s subsidiaries regularly evaluate their inventory and maintain a reserve for excess or obsolete inventory. Generally, American’s subsidiaries record an impairment allowance for products with no movement in over twelve months that they believe to be either unsalable or salable only at a reduced selling price. Management further uses their judgment in evaluating the recoverability of all inventory based upon known and expected market conditions. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 VERSUS YEAR ENDED DECEMBER 31, 2009

We have three reporting segments and corporate overhead:  Northeastern Plastics ("NPI"), Delta Seaboard Well Service ("Delta"), Downhole Completion Products ("DCP"), and corporate overhead.

Net revenues. Revenues from continuing operations were $24,263,332 for the year ended December 31, 2010, compared to $18,463,407 for the year ended December 31, 2009, representing an increase of $5,799,925, or 31.4%.  Revenues increased primarily due to an increase in NPI's revenues of $4,786,441, or 49.5%, because NPI replaced a very large supplier for one of its major accounts, substantially increasing its business with this customer. Delta's revenues increased by $233,320, or 2.7%. In 2010, the Company formed a new subsidiary, DCP, which contributed revenues of $778,486. Brenham's revenues for the year ended December 31, 2010 were $1,678.

Cost of sales for the year ended December 31, 2010 was $16,354,957, compared to $11,107,087 for the year ended December 31, 2009. Our gross margins in 2010 were 32.6%, compared to gross margins of 39.8% in 2009. The decline in margins was primarily due to a change in the revenue mix. NPI's revenues represented 59.6% of total revenues for the year ended December 31, 2010, compared to 52.4% in 2009. The margins on NPI's revenues are historically lower than the margins on our other revenue components.

Consolidated selling, general and administrative expenses for the year ended December 31, 2010 were $11,189,708, compared to $10,450,154 in the prior year, representing an increase of $739,554, or 7.1%. Non-cash stock-based compensation for the year ended December 31, 2010 was $1,437,876, compared to $507,830 for the year ended December 31, 2009, representing an increase of $930,046, of which $847,750 was to the executive officers of Delta in consideration for extending their employment agreements. Selling, general and administrative expenses for the year ended December 31, 2010 included $645,270 in bad debt expense, primarily due to a $600,000 reserve established due to the uncertainty of collectability of notes receivable.  NPI's selling, general and administrative expenses for the year ended December 31, 2010 increased by $600,841 associated with the increase in revenues. These increases were significantly offset by lower expenses for Delta associated with a decline in rig service revenues and a significant reduction in corporate operating costs, including executive salaries and related expenses.

We had an operating loss of $3,281,333 for the year ended December 31, 2010, compared to an operating loss of $3,093,834 for the year ended December 31, 2009.

Other income was $1,441,048 for the year ended December 31, 2010, compared to $687,218 for the year ended December 31, 2009, representing an improvement of $753,830 from the prior period.  Other income for the year ended December 31, 2010 includes non-cash compensation for consulting services of $1,370,000. The Company received 1,000,000 restricted shares of ADB International Group, Inc. common stock valued at $1.37 per share for these consulting services.  Other income for the year ended December 31, 2010 included gains on the sale of assets of $763,597. During the year ended December 31, 2010, American sold an 8 acre tract of land with a book value of $175,480 for $340,445 and recognized a $164,965 gain for this transaction (see note 4). During the year ended December 31, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 and the purchaser assumed the $943,500 note payable on the property. American recognized a $520,763 gain for this transaction (see note 6). On June 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note. American recorded a $74,814 gain on sale of assets for this transaction. Additionally, other income for the year ended December 31, 2010 included the receipt of $700,000 by Delta as a cash settlement for its claims in an insurance lawsuit. Other income included an expense of $1,650,000 for the Botts lawsuit settlement which was settled in February 2011 (see note 13). Interest and dividend income decreased by $324,397 for the year ended December 31, 2010 compared to the prior year due to lower interest rates and a reduction in the balance of certificates of deposit.

Net income/loss. We had a net loss from continuing operations of $1,827,764, or $0.18 per share, for the year ended December 31, 2010, compared to a net loss of $2,443,398, or $0.28 per share, for the same period in 2009.  We had net income from discontinued operations of $1,391,644, or $0.14 per share, for the year ended December 31, 2010, compared to a net loss of $1,144,038, or $0.13 per share, for the year ended December 31, 2009. Net income from discontinued operations for the year ended December 31, 2010 includes the gain on deconsolidation of SET of $2,954,974, offset by SET's net loss of $1,563,330 for the period January 1, 2010 through November 11, 2010. Net loss from discontinued operations for the year ended December 31, 2009 includes SET's net loss of $794,038 and $350,000 for the payment of Hammond's remaining bank debt.

Our net income was $56,963, or $0.01 per share, for the year ended December 31, 2010, compared to net a net loss of $2,952,088, or $0.34 per share, for the year ended December 31, 2009.

Delta

During the year ended December 31, 2010, Delta had revenues of $9,023,129, compared to $8,789,809 during the year ended December 31, 2009, representing an increase of $233,320, or 2.7%. Pipe sales for the year ended December 31, 2010 were $5,878,377 compared to $4,208,215 for the year ended December 31, 2009, representing an increase of $1,670,162, or 39.7%. Pipe sales increased primarily due to significantly increased drilling activities during 2010.  Additionally, the cost of steel products decreased, allowing Delta to be more competitive in the pipe market. More pipe was sold to end-users, affording Delta larger pipe orders with higher margins. Rig service revenues decreased for the year ended December 31, 2010 by $1,436,842, or 31.4%, to $3,144,752 compared to $4,581,594 for the year ended December 31, 2009. Rig service revenues have decreased due to major maintenance on two rigs during 2010.

Delta, as part of its business, sells salvaged and new pipe to operators of oil and gas fields. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.

Operating expenses increased by $704,527, or 7.1%, to $10,676,449 for the year ended December 31, 2010, compared to operating expenses of $9,971,922 for the year ended December 31, 2009. Cost of sales for the year ended December 31, 2010 was $4,701,810, compared to $3,583,773 during the year ended December 31, 2009, an increase of $1,118,037, or 31.2%. The increase in cost of sales was due to the increase in pipe sales during the year ended December 31, 2010. General and administrative expenses were $5,974,639 for the year ended December 31, 2010, compared to $6,388,149 for the year ended December 31, 2009, representing a decrease of $413,510, or 6.5%. General and administrative expenses include non-cash stock-based compensation of $858,790 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in note 1). This was offset significantly by lower operating expenses associated with the decline in rig service revenues. Delta had an operating loss of $1,653,320 during the year ended December 31, 2010, compared to $1,182,113 during the year ended December 31, 2009, an increase of $471,207 from the prior period.

NPI

NPI's revenues were $14,460,039 for the year ended December 31, 2010, compared to $9,673,598 for the year ended December 31, 2010, representing an increase of $4,786,441, or 49.5%. NPI's revenues increased primarily because NPI replaced a very large supplier for one of its major accounts, substantially increasing its business with this customer. Additionally, NPI's revenues increased due to the addition of several new accounts and increased orders for existing accounts. NPI’s gross margin for the year ended December 31, 2010 improved to 24% compared to 23% for the prior year.  For the year ended December 31, 2010, selling, general and administrative expenses were $2,535,469, compared to $1,934,628 for the prior year, representing an increase of $600,841, or 31%.  The increase is associated with the increase in revenues.  NPI experienced operating income of $878,608 for the year ended December 31, 2010, compared to an operating income of $255,256 during the prior year.

NPI is highly reliant upon a small customer base, with approximately 54% of its sales in 2010 being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations.  NPI's strategic plan for 2011 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

Our subsidiary, NPI has purchase orders from all customers for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

DCP

In 2010, the Company formed a new subsidiary, DCP.  For the year ended December 31, 2010, DCP's revenues were $778,486, gross margin was 17%, selling, general and administrative expenses were $120,875, and DCP experienced operating income of $10,826.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from sales of real estate and property and equipment of $1,287,445, the issuance of common stock of $1,117,200, net borrowings under lines of credit agreements and the issuance of debt of $1,878,620, and a net decrease in investments in of certificates of deposit of $422,068.

Capital expenditures for the year ended December 31, 2010 were $175,117 compared to $220,145 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $1,361,271 for the year ended December 31, 2010, compared to $422,885 for the year ended December 31, 2009. Accounts receivable and accounts payable increased significantly for NPI.  This was due primarily to improved operating income by NPI due to improvements in the economy and the addition of new business. NPI replaced a very large supplier for one of its major accounts, substantially increasing its business with this customer. Additionally, NPI's revenues increased due to the addition of several new accounts and increased orders for existing accounts.  Management expects this trend to continue.  Additionally, other income for the year ended December 31, 2010 includes non-cash compensation for consulting services of $1,370,000.

The Company's prospects for selling real estate from its portfolio have improved significantly due to infrastructure developments in close proximity to these properties. Management believes that demand and prices for real estate will increase during the next 12 to 24 months from the date of this report. The appraised values of the Company's portfolio of real estate is significantly higher than the value recorded on the books.

For the year ended December 31, 2010, our investing activities provided cash of $1,460,687, compared to $2,700,789 during the year ended December 31, 2009. Our financing activities used cash of $275,852 during the year ended December 31, 2010, compared to $3,206,707 during the year ended December 31, 2009.

In January 2011, NPI obtained a line of credit from Trustmark Bank in the amount of $3,000,000. Our subsidiary, Delta has a line of credit for $2,000,000 with Trustmark Bank, which has a maturity date in April 2011. Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  Management plans to renew this line of credit upon expiration. Delta has an excellent relationship with its bank and believes that they will be able to renegotiate their lines of credit at terms and conditions satisfactory to the Company.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at December 31, 2010 were $25,890,861, compared to $31,012,169 at December 31, 2009, representing a decrease of $5,121,308. At December 31, 2010, consolidated working capital was $9,728,802, compared to working capital of $13,141,451 at December 31, 2009, representing a decrease of $3,412,649. Total assets as of December 31, 2010, included real estate held for sale of $5,825,321 (see note 4), inventories of $5,600,152, accounts receivable of $4,061,201, cash and cash equivalents of $1,515,904, certificates of deposit of $777,119, $1,790,444 of trading securities, $1,464,756 in notes receivable, and $3,673,289 of property and equipment. Assets from discontinued operations at December 31, 2009 were $5,437,622.

We had total liabilities of $12,164,212 as of December 31, 2010, which included $10,356,281 of current liabilities, mainly consisting of $3,799,823 of accounts payable and accrued expenses, $4,794,723 of current installments of long-term debt, and $1,650,000 for the Botts lawsuit settlement which was settled in February 2011 (see note 13), and long-term liabilities of $1,807,931, consisting of long-term debt (less current installments). Liabilities from discontinued operations at December 31, 2009 were $6,742,128 (see note 16).

Cash flow from operations. For the year ended December 31, 2010, we used cash in operations of $1,361,271, compared to $422,885 during the same period in 2009. Our net loss from continuing operations of $1,827,764 for the year ended December 31, 2010 included non-cash income of $2,133,596, including shares received for consulting services of $1,370,000 and gains on disposals of assets of $763,596. Non-cash expenses included in net income were $4,194,649, including depreciation and amortization of $461,503, share-based compensation of $1,437,876, bad debt expense of $645,270, and the accrual of $1,650,000 for the Botts lawsuit settlement (see note 13). Our net loss from continuing operations of $2,443,398 for the year ended December 31, 2009 included non-cash expenses of $1,034,080, including depreciation and amortization of $526,250 and share-based compensation of $507,830.  Accounts receivable increased by $2,496,984 during the year ended December 31, 2010, compared to an decrease of $1,014,897 during the same period in 2009.  Our inventories increased by $104,174 for the year ended December 31, 2010, compared to an increase of $537 during the year ended December 31, 2009.  Accounts payable increased by $1,230,828 during the year ended December 31, 2010, compared to an increase of $224,779 during the same period in 2009.  Accounts receivable and accounts payable increased during the year ended December 31, 2010 primarily due to increased revenues at NPI.

Cash flow from investing activities. For the year ended December 31, 2010, our investing activities provided cash of $1,460,687 primarily as a result of proceeds from the sale of real estate held for sale of $943,500, from the sale of property and equipment of $343,945, the sale of trading securities of $509,039, and a net decrease in investments in certificates of deposit of $422,068, offset by the issuance of notes receivable of $120,000, the purchase of trading securities of $410,013, and the purchase of property and equipment of $175,117. Our investing activities provided cash of $2,700,789 during the year ended December 31, 2009, as a result of a net decrease in investments in certificates of deposit of $3,115,813, proceeds from notes receivable of $295,104, the sale of trading securities of $1,504,617, and loans from related parties of $23,997, offset by the issuance of a note receivable of $300,000, the purchase of trading securities of $1,718,597, and purchases of property and equipment of $220,145.

Cash flow from financing activities. Our financing activities used cash of $275,852 during the year ended December 31, 2010, primarily as a result of payments on debt of $3,245,118, offset by the issuance of common stock of $1,117,200 and net borrowings under lines of credit agreements and the issuance of debt of $1,878,620. During the year ended December 31, 2009, our financing activities used cash of $3,206,707, primarily as a result of payments on debt of $2,925,284 and payments for the acquisition of treasury stock of $252,223.

On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note was due August 31, 2010. NPI was not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank has recommended another lender. The technical default has been resolved and Wachovia extended the line of credit to December 31, 2010. In January 2011, NPI obtained a line of credit from Trustmark Bank in the amount of $3,000,000, which is due in April 2012, to replace the Wachovia line of credit.

Our subsidiary, Delta has a line of credit for $2,000,000 with Trustmark Bank, which has a maturity date in April 2011. Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  Management plans to renew this line of credit upon expiration. Delta has an excellent relationship with its bank and believes that they will be able to renegotiate their lines of credit at terms and conditions satisfactory to the Company.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
American International Industries, Inc. and Subsidiaries
Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2011

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,515,904	$1,692,340
Certificates of deposit	777,119	1,199,187
Trading securities	1,790,444	1,490,472
Accounts receivable, less allowance for doubtful accounts
of $78,187 and $244,121, respectively	4,061,201	2,769,837
Short-term notes receivable	421,300	-
Current portion of notes receivable	38,892	1,173,334
Accounts receivable from related parties	-	194,609
Inventories, net	5,600,152	5,495,978
Real estate held for sale	5,600,321	7,060,299
Prepaid expenses and other current assets	279,750	230,748
Current assets from discontinued operations	-	836,389
Total current assets	20,085,083	22,143,193

Long-term notes receivable, less current portion	1,004,564	259,252
Real estate held for sale	225,000	-
Property and equipment, net of accumulated depreciation and amortization	3,673,289	3,227,549
Goodwill	674,539	674,539
Marketable securities - available for sale	130,000	-
Other assets	98,386	106,403
Long-term assets from discontinued operations	-	4,601,233
Total assets	$25,890,861	$31,012,169
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$3,799,823	$1,689,597
Accrued lawsuit settlement	1,650,000	-
Short-term notes payable	91,183	1,381,908
Accounts and notes payable to related parties	20,552	110,000
Current installments of long-term debt	4,794,723	3,731,428
Current liabilities from discontinued operations	-	2,088,809
Total current liabilities	10,356,281	9,001,742

Long-term debt, less current installments	1,807,931	2,696,247
Long-term liabilities from discontinued operations	-	4,653,319
Total liabilities	12,164,212	16,351,308

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized; none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized;
10,971,325 and 9,191,325 shares issued, respectively
10,604,868 and 8,871,369 shares outstanding, respectively	10,972	9,192
Additional paid-in capital	34,271,654	33,571,064
Accumulated deficit	(19,806,883)	(19,863,846)
Accumulated other comprehensive loss	(1,275,000)	-
Less treasury stock, at cost; 366,457 and 319,956 shares, respectively	(554,428)	(505,774)
Total American International Industries, Inc. equity	12,646,315	13,210,636
Noncontrolling interest	1,080,334	1,450,225
Total equity	13,726,649	14,660,861
Total liabilities and equity	$25,890,861	$31,012,169
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
	Year Ended
	December 31, 2010	December 31, 2009

Revenues	$24,263,332	$18,463,407
Costs and expenses:
Cost of sales	16,354,957	11,107,087
Selling, general and administrative	11,189,708	10,450,154
Total operating expenses	27,544,665	21,557,241

Operating loss	(3,281,333)	(3,093,834)

Other income (expenses):
Interest and dividend income	96,456	420,853
Gain on sale of assets	763,597	-
Botts lawsuit settlement	(1,650,000)	-
Delta lawsuit settlement	700,000	-
Consulting service income	1,370,000	-
Realized gains (losses) on the sale of trading securities	(1,225,904)	19,654
Unrealized gains on trading securities	1,659,902	498,396
Interest expense	(459,436)	(460,517)
Other income	186,433	208,832
Total other income	1,441,048	687,218

Loss before income tax	(1,840,285)	(2,406,616)
Income tax expense (benefit)	(12,521)	36,782
Loss from continuing operations, net of income taxes	(1,827,764)	(2,443,398)
Income (loss) from discontinued operations, net of income taxes	1,391,644	(1,144,038)
Net loss	(436,120)	(3,587,436)
Net loss attributable to the noncontrolling interest	493,083	635,348
Net income (loss) attributable to American International Industries, Inc.	$56,963	$(2,952,088)
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.13)	$(0.21)
Discontinued operations	0.14	(0.13)
Total	$0.01	$(0.34)

Weighted average common shares - basic and diluted	9,938,013	8,710,228

Comprehensive loss
Net loss	$(436,120)	$(3,587,436)
Unrealized loss on marketable securities	(1,275,000)	-
Total comprehensive loss	(1,711,120)	(3,587,436)
Comprehensive loss attributable to the noncontrolling interest	493,083	635,348
Comprehensive loss attributable to American International Industries, Inc.	$(1,218,037)	$(2,952,088)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2010 and 2009

									Accumulated
					Additional			Non-	Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Controlling	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Loss	Equity
Balance, December 31, 2008	-	$-	8,738,771	$8,739	$33,063,687	$(16,911,758)	$(253,551)	$2,085,573	$-	$17,992,690
Issuance of common shares for services	-	-	452,554	453	507,377	-	-	-	-	507,830
Acquisition of treasury shares	-	-	-	-	-	-	(252,223)	-	-	(252,223)
Net loss	-	-	-	-	-	(2,952,088)	-	(635,348)	-	(3,587,436)
Balance, December 31, 2009	-	$-	9,191,325	$9,192	$33,571,064	$(19,863,846)	$(505,774)	$1,450,225	$-	$14,660,861
Issuance of common shares for services	-	-	680,000	680	563,258			873,938		1,437,876
Acquisition of treasury shares	-	-	-				(48,654)			(48,654)
Proceeds from issuance of shares	-	-	1,100,000	1,100	1,136,762			1,438		1,139,300
Delta reverse merger	-	-	-		(1,180,620)			(330,994)		(1,511,614)
Change in equity investment ownership	-	-	-		296,671			(296,671)		-
Dividends on preferred stock of Delta	-	-	-		(115,481)			(124,519)		(240,000)
Comprehensive loss	-	-	-						(1,275,000)	(1,275,000)
Net loss	-	-	-			56,963		(493,083)		(436,120)
Balance, December 31, 2010	-	$-	10,971,325	$10,972	$34,271,654	$(19,806,883)	$(554,428)	$1,080,334	$(1,275,000)	$13,726,649

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(436,120)	$(3,587,436)
Income (loss) from discontinued operations, net of income taxes	1,391,644	(1,144,038)
Net loss from continuing operations	(1,827,764)	(2,443,398)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	461,503	526,250
Share-based compensation	1,437,876	507,830
Shares received for consulting services	(1,370,000)	-
Botts lawsuit settlement	1,650,000	-
Gain on sale of assets	(763,596)	-
Bad debt expense	645,270	-
Realized (gains) losses on the sale of trading securities	1,225,904	(19,654)
Unrealized gains on trading securities	(1,659,902)	(498,396)
Change in operating assets and liabilities:
Accounts receivable	(2,496,984)	1,014,897
Inventories	(104,174)	(537)
Prepaid expenses and other current assets	201,751	249,593
Other assets	8,017	15,751
Accounts payable and accrued expenses	1,230,828	224,779
Net cash used in operating activities from continuing operations	(1,361,271)	(422,885)

Cash flows from investing activities from continuing operations:
Purchase of trading securities	(410,013)	(1,718,597)
Sale of trading securities	509,039	1,504,617
Proceeds from sale of equity investment	20,000	-
Proceeds from sale of subsidiary	10,000
Proceeds from sale of real estate held for sale	943,500	-
Proceeds from sale of property and equipment	343,945	-
Purchase of property and equipment	(175,117)	(220,145)
Purchase of real estate held for resale	(29,557)	-
Purchase of shares of ADBI	(35,000)	-
Redemption of certificate of deposit	945,000	6,320,000
Investment in certificate of deposit	(522,932)	(3,204,187)
Issuance of note receivable	(120,000)	(300,000)
Proceeds from notes receivable	36,270	295,104
Loans (to) from related parties	(89,448)	23,997
Net cash provided by investing activities from continuing operations	1,460,687	2,700,789

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	1,117,200	-
Proceeds from issuance of common stock of subsidiary	22,100	-
Net borrowings under lines of credit agreements and short-term notes	428,620	(29,200)
Proceeds from issuance of debt	1,450,000	-
Principal payments on debt	(3,245,118)	(2,925,284)
Payments for acquisition of treasury stock	(48,654)	(252,223)
Net cash used in financing activities from continuing operations	(275,852)	(3,206,707)

Net decrease in cash and cash equivalents from continuing operations	(176,436)	(928,803)

Year Ended December 31,
2010	2009
Net cash used in discontinued operations - Hammonds	-	(350,000)

Net decrease in cash and cash equivalents from discontinued operations	-	(350,000)

Cash and cash equivalents at beginning of period	1,692,340	2,971,143
Cash and cash equivalents at end of period	$1,515,904	$1,692,340

Discontinued operations - SET:
Net cash provided by operations	$53,574	$213,359
Net cash provided by (used in) investing activities	(10,386)	120,846
Net cash used in financing activities	(43,188)	(442,589)
Net decrease in cash and cash equivalents from discontinued operations	-	(108,384)
Cash and cash equivalents at beginning of year from discontinued operations	-	143,432
Cash and cash equivalents at end of year from discontinued operations	$-	$35,048

Supplemental schedule of cash flow information:
Interest paid	$466,494	$471,094
Taxes paid	$45,422	$30,599

Non-cash transactions:
Note receivable issued for common stock of DCP	$55,000	$-
Unrealized loss on available for sale securities	$1,275,000	$-
Real property received in foreclosure on note receivable	$66,304	$3,332,543
Note assumed in foreclosure on property	-	1,278,690
Trading securities received in foreclosure on note receivable	$-	$40,000
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Adjustment to noncontrolling interest in Delta, DCP, and BOG	$296,671	$-
Delta dividends declared and unpaid	$240,000	$-
Financing of prepaid insurance	$250,753	$283,851
Receipt of pipe inventory for prepaid deposits	$-	$1,336,244
TERP assets placed in service	$-	$171,793
Issuance of note receivable for accounts receivable balance - SWGCP	$601,300	$-
Issuance of note receivable for accounts receivable balance - SET	$629,205	$-
Issuance of note receivable for interest receivable balance	$100,000	$-
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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiary, Northeastern Plastics, Inc. ("NPI"), Delta Seaboard International, Inc. ("Delta"), in which American holds a 48.1% shareholder interest, Brenham Oil & Gas Corp. (“BOG”), in which American holds a 54.7% interest, and Downhole Completion Products, Inc. (“DCP”), in which American holds an 80% shareholder interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On November 11, 2010, American sold the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET") to Larry C. Shumate, President of SET, for $10,000.  The assets and associated liabilities are classified as discontinued operations in the consolidated balance sheet as of December 31, 2009 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). Net income from the deconsolidation of SET for the year ended December 31, 2010 and SET's net loss for the year ended December 31, 2009 are included in discontinued operations, net of income taxes in the consolidated statements of operations and in the consolidated statement of cash flows for the years ended December 31, 2010 and 2009 (see note 16).

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger"). In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and effected a one-for-ten (1:10) reverse stock split ("Reverse Split") of its common stock.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. Following the Reverse Split and Reverse Merger, American owns 32,859,935 shares of common stock, representing 48.1% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 30,925,832 shares of common stock, representing 45.2% of Delta's total outstanding shares. All other stockholders of Delta own 4,556,483 shares of common stock, representing 6.7% of Delta's total 68,342,250 outstanding shares. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of December 31, 2010. On September 21, 2010, American prepared a registration statement on Form S-1 in order to register the BOG shares being distributed to American’s shareholders. On November 1, 2010, American filed an amended registration statement on Form S-1/A in response to questions received from the SEC. Assuming the effectiveness of the registration statement, these shareholders will have registered free-trading shares. BOG will then be a separate reporting company, and we plan to take action in the future to quote BOG's common stock on the Over-The-Counter Bulletin Board.

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

Allowance for Doubtful Accounts

American extends credit to customers and other parties in the normal course of business. American regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, American makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When American determines that a customer may not be able to make required payments, American increases the allowance through a charge to income in the period in which that determination is made.  During the year ended December 31, 2010, accounts receivable balances totaling $165,934 were written off against the allowance.

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

Investment Securities

American accounts for its investments in accordance with ASC 320-10, "Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which American does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

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

Intangible assets at December 31, 2010 and December 31, 2009 included goodwill of $674,539 related to the acquisition of NPI.

ASC 350-20 eliminated the amortization of goodwill, and requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. American adopted ASC 350-20 effective January 1, 2002. If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At December 31, 2010 and 2009, American completed its annual impairment testing of goodwill. During, each year, there were no events of circumstances that would have indicated potential impairment. At December 31, 2010 and 2009, the carrying amount of NPI did not exceed its fair value and as a result, no impairment loss was recognized.

December 31, 2010 and 2009 balances for long-lived assets are detailed in later footnotes: Property and Equipment (note 6) and Intangible Assets (note 7).

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2010, American had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2009, potential dilutive stock options of 207,360 that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include options to purchase shares of common stock that were not "in the money".  No dilutive securities were outstanding at December 31, 2010.

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

Stock-Based Compensation

American sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for under ASC 718-10, "Accounting for Stock-Based Compensation" based on the grant date fair values.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security.  As of December 31, 2010, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following table provides fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,790,444	$1,790,444	$1,790,444	$-	$-
Marketable Securities - available for sale	$130,000	$130,000	$130,000	$-	$-

Subsequent Events

American has evaluated all transactions from December 31, 2010 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the years ended December 31, 2010 and 2009, American had unrealized trading gains of $1,659,902 and $498,396, respectively, related to securities held on those dates.  American recorded realized losses of $459,436 and $460,517 for the years ended December 31, 2010 and 2009, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss in the consolidated statements of operations.  At December 31, 2010, this investment was valued at $130,000, based on the closing market price of $0.10 per share on that date.  American recognized other comprehensive loss for the year ended December 31, 2010 of $1,275,000 for the unrealized loss on this investment.

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

Note 3 - Inventories

Inventories consisted of the following:
	December 31, 2010	December 31, 2009
Finished goods	$5,649,591	$5,591,999
Less reserve	(49,439)	(96,021)
	$5,600,152	$5,495,978

Note 4 - Real Estate Transactions

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder, see Note 8.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker. The appraised values of these properties exceeded the $4,611,233 owed to American. Values were allocated to the tracts of property based on their recent individual appraised values relative to the total appraised value. During the year ended December 31, 2010, American sold an 8 acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.  On November 22, 2010, a 17 acre tract was transferred to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 note payable balance and NPI's property loan balance of $440,381 (see notes 6, 8 and 9). NPI plans to build new facilities on this site.

During the third quarter of 2009, and in connection with the guarantor’s fee described below, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. ("SWGCP") for the purchase of Dawn Condominiums L.P.  The current balance owed on this loan is $3,600,000.  This loan is secured by American's 287 acres on Dickinson Bayou and the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,901,500. American has a note receivable of $601,300 from SWGCP at December 31, 2010, resulting from closing costs, principal and interest paid by American on the loan.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the bank loan and the balance owed to American.

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

Note 5 - Notes Receivable

Short-term notes receivable consists of the following:
	December 31, 2010	December 31, 2009
Note secured by a 2nd lien on property, interest at 3% due in semi-annual payments, principal payment due on December 31, 2011 (a)	$601,300	$-
Unsecured note receivable, interest at 10% due monthly, principal due on or before December 31, 2011 (b)	120,000	-
	721,300	-
Reserve due to uncertainty of collectibility	(300,000)	-
Short-term notes receivable	$421,300	$-

(a) Note secured by a 2nd lien on property. This note was issued for $601,300. This note is secured by a 2nd lien on the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,901,500. This note is owed by SWGCP resulting from closing costs, principal and interest paid by American on the SWGCP loan at Texas Community Bank, the 1st lienholder on these condominium units. The current balance owed on the Texas Community Bank loan is $3,600,000. This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the bank loan and the balance owed to American.

(b) Unsecured note receivable due December 31, 2011.  This note is owed by Lakeland Partners III, L.P., and is personally guaranteed by one of its principals.

Long-term notes receivable consists of the following:
	December 31, 2010	December 31, 2009
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$59,251	$95,523
Note secured by 2nd lien on property of former subsidiary, SET, interest at 4% due monthly beginning July 1, 2011, principal payment due on June 1, 2014 (a)	629,205	-
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (b)	300,000	200,000
Unsecured note receivable, principal balance due on April 30, 2008, interest at 6% through maturity and at 10% thereafter (c)	-	552,063
Unsecured note receivable, principal balance due on December 31, 2008, interest at 10% through maturity and at 15% thereafter (c)	-	250,000
Note secured by property and shares of stock, interest due monthly at 18%, principal payment due on or before May 9, 2009	-	35,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (d)	300,000	300,000
Note secured by shares of DCP stock, interest due quarterly at 5%, principal payment due on or before June 23, 2012	55,000	-
Notes receivable	1,343,456	1,432,586
Reserve due to uncertainty of collectibility	(300,000)	-
	1,043,456	1,432,586
Less current portion	(38,892)	(1,173,334)
Long-term notes receivable	$1,004,564	$259,252

(a) Note secured by 2nd lien on property of former subsidiary, SET.  This note originated from advances and fees charged to SET during the year ended December 31, 2010, and is secured by a 2nd lien on the business operations, equipment, inventory, leasehold, trademarks, licenses, permits and / or general intangibles of SET. Stillwater National Bank is the 1st lienholder.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of December 31, 2010.

(c) Unsecured notes receivable due April 30 and December 31, 2008.  On August 13, 2009, Hammonds, American, Delta, and the noncontrolling-interest owners of Delta entered into an agreement to commence a reverse merger of Delta into Hammonds. This agreement includes a provision to issue common shares for these unsecured notes.  American closed this transaction in February 2010 and Hammonds issued 10,000,000 post-Reverse Split common shares at fair value of $0.087 per share in consideration for the conversion of the principal and interest on these notes.

(d) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note was purchased on September 30, 2009 for $300,000 and new payment terms are being negotiated for this note receivable with the debtors, Las Vegas Premium Gold.  This note was purchased as an investment to receive the interest income from the note.  Management has assessed this note for impairment and feels that collectability is reasonably possible based on the personal guarantees of the principals. American has hired an attorney in this matter.  The attorney has secured a judgment against one of the guarantors and is pursuing collection.

At December 31, 2010, management reviewed its notes receivable for impairment.  Based on this review, American reserved a total of $600,000 due to uncertainty of collectibility.

Interest income on notes receivable is recognized principally by the simple interest method.  During the years ended December 31, 2010 and 2009, American recognized interest income of $10,696 and $256,907, respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2010	December 31, 2009
Land		$1,663,020	$892,945
Building and improvements	20	967,504	1,003,870
Machinery and equipment	7-15	3,449,237	3,284,891
Office equipment and furniture	7	278,871	279,450
Automobiles	5	724,013	745,712
		7,082,645	6,206,868
Less accumulated depreciation and amortization		(3,409,356)	(2,979,319)
Net property and equipment		$3,673,289	$3,227,549

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP"). SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction.  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities and is responsible for the associated $1,750,000 note payable. American and Wintech entered into a profit sharing agreement in October 2010, whereby American will receive 50% of any profit if the property is sold, based on the sales price for the property less any outstanding balance on the note payable.  On November 22, 2010, a 17 acre tract of land was transferred from real estate held for sale to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral (see notes 4 and 9).

Depreciation expense for the years ended December 31, 2010 and 2009 was $461,503 and $526,250, respectively.

Note 7 - Intangible Assets

Intangible assets at December 31, 2010 and 2009 consisted of goodwill of $674,539 related to the acquisition of NPI.

Note 8 - Short-term Notes Payable

	December 31, 2010	December 31, 2009
Insurance note payable with interest at 4.99% principal and interest due in monthly payments of $22,796 through May 1, 2011	$91,183	$103,218
Note payable with interest at 12%, interest due monthly, with a principal balance due on August 1, 2010, secured by real property (a)	-	1,278,690
	$91,183	$1,381,908

(a)  This note was assumed as part of the foreclosure on property that was security for a note receivable owed to American. On November 22, 2010, a 17 acre tract was transferred to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 note payable balance and NPI's property loan balance of $440,381 (see notes 4, 6 and 9).

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At December 31, 2010 and 2009, the average annual interest rates of our short-term borrowings were approximately 4.99% and 11.48%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	December 31, 2010	December 31, 2009
Revolving line of credit to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate, with the principal balance due in April 2011, secured by assets of Delta.	$1,658,527	$1,369,907
Note payable to a bank, due in monthly installments of interest only, principal balance due June 13, 2010 with interest at 1% above the prime rate secured by real property.	-	943,500
Note payable to a bank, due in monthly installments of $6,170, including interest at 6.6% through May 2018, secured by real property. (a)	-	473,285
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	1,444,875
Revolving line of credit to a bank, which allows NPI to borrow up to $3,250,000, interest due monthly at 6.5%, principal balance due December 31, 2010, secured by assets of NPI. (b)	1,239,000	1,099,000
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due in May 2011, secured by real property.	1,566,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta.	571,013	761,982
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	108,442	174,990
Other secured notes with various terms	14,797	39,011
	6,602,654	6,427,675
Less current portion	(4,794,723)	(3,731,428)
	$1,807,931	$2,696,247

(a)  On November 22, 2010, a 17 acre tract was transferred to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 short-term note payable balance and NPI's property loan balance of $440,381 (see notes 4, 6 and 8).

(b) On October 30, 2009, NPI received a notice that it is in technical default of the fixed charge coverage ratio covenant on its line of credit with Wachovia.  The principal balance of this note was due August 31, 2010. NPI is not in payment default and has been current with all of its debt and interest payments since the inception of the line of credit.  NPI will be required to submit financial statements and a borrowing base certificate to the bank on a monthly rather than quarterly basis, as was previously required.  Wells Fargo acquired Wachovia and due to the bank’s new policies, the special assets management lending group requested that the asset based lending group review NPI for a new loan.  This group declined the loan and the bank recommended another lender. The technical default has been resolved and Wachovia has extended the line of credit to December 31, 2010. In January 2011, NPI obtained a line of credit from Trustmark Bank in the amount of $3,000,000, which is due in April 2012, to replace the Wachovia line of credit.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at December 31, 2010:

2011	$4,794,723
2012	301,057
2013	1,506,874
Total	$6,602,654

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

During the year ended December 31, 2010, American purchased 74,900 common shares as treasury stock for $48,654.  American issued 1,100,000 restricted shares of common stock for cash consideration of $1,117,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.  From April 2010 through December 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100.

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

American estimated the fair value of each stock option at the grant date as $0.51 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008 as follows:
March 30, 2008
Dividend yield	0.00%
Expected volatility	38.64%
Risk free interest	2.5%
Expected lives	2 years

A summary of the status of American's stock options to employees for the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable as of December 31, 2008	414,720		4.86
Granted	-		N/A
Exercised	-		N/A
Canceled / Expired	(207,360)		4.86
Outstanding and exercisable as of December 31, 2009	207,360		$4.86
Granted	-		N/A
Exercised	-		N/A
Canceled / Expired	(207,360)		4.86
Outstanding and exercisable as of December 31, 2010	-	$	N/A

Stock-based compensation consists of the following:

	Years Ended December 31,
	2010	2009
Common shares issued for services	$1,437,876	$507,830
Stock options issued for services	-	-
Stock-based compensation	$1,437,876	$507,830

During the year ended December 31, 2010, American and its subsidiaries issued the following shares for services:
  American issued 680,000 shares of common stock valued at $533,660 to employees, directors and third parties.
  Delta issued 9,807,843 shares of its common stock with a value of $858,750 to employees and former employees.
  BOG issued 22,000,000 shares of its common stock with a value of $45,466 to employees and third parties.
During the year ended December 31, 2009, American issued 452,554 shares of common stock valued at $507,830 to employees, directors and third parties for services.

Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at December 31, 2010, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $1.1 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the year ended December 31, 2010, NPI had one customer that accounted for 14% of trade accounts receivable, one customer that accounted for 21% of trade accounts receivable and 32% of revenues on a consolidated basis.

Note 12 - Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2010 and 2009 are as follows:

	2010		2009
Current:	$		$
Federal		(72,479)		-
State		16,849		21,474
Total current		(55,630)		21,474

Deferred:
Federal		-		-
State		-		-
Total deferred		-		-

Total income tax provision (benefit)		$(55,630)		$21,474

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2010 and 2009:

	2010	2009
Income tax expense (benefit) computed at statutory rate	$(326,287)	$(433,553)
Share-based compensation	291,975	-
Meals and entertainment	14,074	5,395
Other	162	123
Change in valuation allowance	20,076	428,035
Refund for taxes	(72,479)	-
Texas Margin Tax	59,958	36,782
	$(12,521)	$21,474

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2010 and 2009 are set out below:

	2010	2009
Deferred Tax Assets:
Net operating loss carryforward	$5,935,666	$5,733,929
Loss on discontinued operations	119,000	119,000
Other	49,168	47,322
Total deferred tax assets	6,103,834	5,900,251

Deferred Tax Liabilities:
Tax depreciation in excess of books	(837,322)	(721,722)
Unrealized gains on trading securities	(562,898)	(169,455)
Other	(13,764)	(13,764)
Total deferred tax liabilities	(1,413,984)	(904,941)

Valuation allowance	(4,689,850)	(4,995,310)
Net deferred tax asset	$-	$-

American has loss carry-forwards totaling $17,457,840 available at December 31, 2010 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:
Operating Losses
Amount	Expires
$1,552,323	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,413,803	2028
3,981,570	2029
593,343	2030
$17,457,840

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After non-controlling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which will be included in other income for the year ended December 31, 2010.

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. In February 2010, the case was mediated and the parties attempted to settle the case. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.  For the year ended December 31, 2010, American recognized a loss and accrued a current liability for the settlement of $1,650,000.

Delta is the recipient of a Texas Emissions Reduction Plan ("TERP") grant from the Texas Commission on Environmental Quality in the amount of $1,157,273, of which $781,728 has been recognized through December 31, 2008. For the years ended December 31, 2010 and 2009, no TERP grant revenue has been recognized.  TERP is a comprehensive set of incentive programs aimed at improving air quality in Texas. Through this grant, Delta’s rig engines are being replaced with engines certified to emit 25% less nitrogen oxide (“NOx”) than required under the current federal standard for the horsepower of the engines. The old engines must be destroyed or rendered permanently inoperable.

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

Note 14 - Segment Information

We have three reporting segments and corporate overhead:

· Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Delta Seaboard International ("Delta") - a 48.1% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
· Downhole Completion Products, Inc. ("DCP") - an 80% owned subsidiary, provides major international oil and gas service company end-users with the highest quality proprietary downhole/completion threaded products under any condition.
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas ("BOG"), a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 54,680,074 shares of common stock, representing 54.7% of BOG’s total outstanding shares.

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Years ended December 31,
	2010	2009
Revenues:
Northeastern Plastics	$14,460,039	$9,673,598
Delta Seaboard	9,023,129	8,789,809
Downhole Completion Products	778,486	-
Brenham Oil & Gas	1,678	-
Total revenues	$24,263,332	$18,463,407

Operating income (loss) from continuing operations:
Northeastern Plastics	$878,608	$255,256
Delta Seaboard	(1,513,320)	(1,032,113)
Downhole Completion Products	10,826	-
Corporate	(2,657,447)	(2,316,977)
Operating loss from continuing operations	(3,281,333)	(3,093,834)
Other income from continuing operations	1,441,048	687,218
Net loss from continuing operations before income tax	$(1,840,285)	$(2,406,616)

Depreciation and amortization:
Northeastern Plastics	$59,778	$62,854
Delta Seaboard	392,606	454,094
Corporate	9,119	9,302
Total depreciation and amortization	$461,503	$526,250

Interest expense:
Northeastern Plastics	$116,767	$82,063
Delta Seaboard	146,452	132,883
Corporate	196,217	245,571
Total interest expense	$459,436	$460,517

	Years ended December 31,
	2010	2009
Capital expenditures:
Northeastern Plastics	$8,234	$1,610
Delta Seaboard	166,883	171,207
Corporate	-	47,328
Total capital expenditures	$175,117	$220,145

Non-cash transactions:
Delta		-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$597,131	$-
Delta dividends declared and unpaid	$240,000	$-
Finance of prepaid insurance	$250,753	$283,851
Receipt of pipe inventory for prepaid deposits	$-	$1,336,244
TERP assets placed in service	$-	$171,793
Corporate
Unrealized loss on available for sale securities	$1275,000	$-
Note receivable issued for common stock of DCP	$55,000	$-
Real property received in foreclosure on note receivable	$66,304	$3,332,543
Trading securities received in foreclosure on note receivable	$-	$40,000
Note assumed in foreclosure on property	$-	$1,278,690
Receipt of common stock to convert promissory note due from Delta	$872,352	$-
Adjustment to noncontrolling interest in Delta, DCP, and BOG	$296,671	$-
Issuance of note receivable for accounts receivable balance - SWGCP	$601,300	$-
Issuance of note receivable for accounts receivable balance - SET	$629,205	$-
Issuance of note receivable for interest receivable balance	$100,000	$-

	December 31, 2010	December 31, 2009
Identifiable assets:
Northeastern Plastics	$8,679,492	$6,013,175
Delta	6,112,938	6,123,301
Downhole Completion Products	247,050	-
Corporate	10,851,381	13,438,071
Discontinued operations	-	5,437,622
Total identifiable assets	$25,890,861	$31,012,169

Note 15 - Related Party Transactions

During the year ended December 31, 2010, American issued 200,000 shares of common stock to the CEO for services valued at $120,000.

During the year ended December 31, 2010, American issued 1,100,000 restricted shares of common stock for cash consideration of $1,117,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP"). SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction.  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities and is responsible for the associated $1,750,000 note payable. American and Wintech entered into a profit sharing agreement in October 2010, whereby American will receive 50% of any profit if the property is sold, based on the sales price for the property less any outstanding balance on the note payable.

Note 16 - Discontinued Operations

On November 11, 2010, American sold the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET") to Larry C. Shumate, President of SET, for $10,000.  The assets and associated liabilities are classified as discontinued operations in the consolidated balance sheet as of December 31, 2009 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). Net income from the deconsolidation of SET for the year ended December 31, 2010 and SET's net loss for the year ended December 31, 2009 are included in Discontinued operations, net of income taxes in the consolidated statements of operations and in the consolidated statement of cash flows for the years ended December 31, 2010 and 2009.

The consolidated balance sheet at December 31, 2009 has been restated to reflect the discontinued operations of SET as summarized below:

December 31, 2009
Current assets from continuing operations	$21,306,804
Current assets from discontinued operations	836,389
Total current assets	22,143,193

Long-term assets from continuing operations	4,267,743
Long-term assets from discontinued operations	4,601,233
Total assets	$31,012,169

Current liabilities from continuing operations	$6,912,933
Current liabilities from discontinued operations	2,088,809
Total current liabilities	9,001,742

Long-term liabilities from continuing operations	2,696,247
Long-term liabilities from discontinued operations	4,653,319
Total liabilities	$16,351,308

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

The consolidated statement of operations for the year ended December 31, 2009 has been restated to reflect the discontinued operations of SET and Hammonds as summarized below:

Year Ended December 31, 2009
Net loss from continuing operations, net of income taxes	$(2,443,398)
Net loss from discontinued operations, net of income taxes	(1,144,038)
Net loss	(3,587,436)
Net loss attributable to the noncontrolling interest	635,348
Net income (loss) attributable to American International Industries, Inc.	$(2,952,088)
Weighted average common shares outstanding - basic and diluted	8,710,228
Net income (loss) per share - basic and diluted:
Continuing operations	$(0.21)
Discontinued operations	(0.13)
Total	$(0.34)

The consolidated statement of cash flows for the year ended December 31, 2009 has been restated to reflect the discontinued operations of SET as summarized below:

Year Ended December 31, 2009
Continuing operations:
Net cash used in operating activities	$(636,865)
Net cash provided by investing activities	2,914,769
Net cash used in financing activities	(3,206,707)
Net decrease in cash and cash equivalents from continuing operations	(928,803)

Net cash used in discontinued operations - Hammonds	(350,000)
Net decrease in cash and cash equivalents from discontinued operations	(350,000)

Cash and cash equivalents at beginning of year from continuing operations	2,971,143
Cash and cash equivalents at end of year from continuing operations	$1,692,340

Discontinued operations - SET:
Net cash provided by operating activities	$213,359
Net cash provided by investing activities	120,846
Net cash used in financing activities	(442,589)
Net decrease in cash and cash equivalents from discontinued operations	(108,384)
Cash and cash equivalents at beginning of year from discontinued operations	143,432
Cash and cash equivalents at end of year from discontinued operations	$35,048

SET's revenues and net loss before income tax are summarized below:

	January 1 through November 11, 2010	Year Ended December 31, 2009
Revenues	$4,824,529	$7,193,272
Net loss before income tax	$(1,563,330)	$(794,038)

Net income from discontinued operations on the consolidated statement of operations for the year ended December 31, 2010 includes the gain on deconsolidation of $2,954,974, offset by SET's net loss of $1,563,330 for the period January 1 through November 11, 2010.

November 11, 2010
Cash received for sale of SET	$10,000
Recovery of SET's negative paid-in-capital at December 31, 2009	420,352
Recovery of SET's cumulative net losses included in consolidated operating results	2,524,622
Gain on deconsolidation	2,954,974
SET's net loss for the the period January 1 through November 11, 2010	(1,563,330)
Net income from discontinued operations	$1,391,644

Note 17 - Subsequent Events

From January 1, 2011 through March 31, 2011, American paid $8,630 to repurchase 13,300 shares of its common stock for treasury and issued 116,000 for services valued at $81,200. During the three months ended March 31, 2011, American issued 500,000 restricted shares of common stock for cash consideration of $300,000 for investment from Daniel Dror, CEO, Dror Charitable Foundation for the Arts, and the Dror Family Trust, related parties to Daniel Dror. On January 4, 2011, Delta issued 2,550,000 restricted shares of common stock to employees and third parties for services valued at $127,500.

Effective February 25, 2011, American and Botts settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note with 5% annual interest paid in monthly installments to Botts due by February 1, 2012 (see note 13). The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares (these shares were issued during the year ended December 31, 2010. See note 15). The cash proceeds from the restricted share sale were used to fund the settlements to Botts.  For the year ended December 31, 2010, American recognized a loss and accrued a current liability for the settlement of $1,650,000.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2009, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide a management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	70	Chairman of the Board, Chief Executive Officer and President
Sherry L. McKinzey	50	Chief Financial Officer
Charles R. Zeller	69	Director
Thomas J. Craft, Jr.	46	Director
Robert W. Derrick, Jr.	50	Director
Steven M. Plumb	51	Director
Scott Wolinsky	52	Director

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

Sherry L. McKinzey has served as Chief Financial Officer of American International since June 1, 2007, and has been with the company since August 1, 2006.  Sherry graduated with a B.S. in Accounting from the University of Alabama and has been a Certified Public Accountant since 1986.  She has held positions in both public and industry accounting.  Prior to joining the Company, Sherry worked for El Paso Corporation for 14 years as a supervisor for various accounting departments and as a training and development consultant.

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

On July 14, 2010, the Company's Board of Directors appointed Scott Wolinsky to its Board and as a member of its Audit Committee. Mr. Wolinsky is a Registered Patent Agent, Electrical Engineer, Inventor and former Primary Patent Examiner with over sixteen years of related patent experience. He graduated from the State University of New York at Stony Brook with a Bachelor of Engineering in Electrical Engineering. Mr. Wolinsky has worked as an Electrical Engineer at various satellite and military aircraft companies and for the United States Patent and Trademark Office as a Patent Examiner. Currently, Mr. Wolinsky works for the law firm of Volpe and Koenig P.C. in Philadelphia, Pennsylvania as a Senior Patent Agent, specializing in the preparation and prosecution of patent applications associated with wireless communications, electrical circuits and computer / database systems.

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

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of three directors, Steven M. Plumb, chairman, Charles R. Zeller and Scott Wolinsky, all of whom satisfy the requirements to serve as independent directors.

The Audit Committee has furnished the following report:

The Audit Committee is appointed by the Company’s Board of Directors to assist the Board in overseeing (1) the quality and integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, (3) the performance of the Company’s internal audit function and independent auditor and (4) the Company’s compliance with legal and regulatory requirements. The authority and responsibilities of the Audit Committee are set forth in a written Audit Committee Charter, a copy of which filed on May 3, 2007 as part of the Company's definitive proxy statement on Schedule 14A. The Charter grants to The Audit Committee, sole responsibility for the appointment, compensation and evaluation of the Company’s independent auditor and the internal auditors for the Company, as well as establishing the terms of such engagements. The Audit Committee has the authority to retain the services of independent legal, accounting or other advisors as the Audit Committee deems necessary, with appropriate funding available from the Company, as determined by the Audit Committee, for such services. The Audit Committee reviews and reassesses the Charter annually and recommends any changes to the Board for approval.

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company fiscal year ended December 31, 2010, the Audit Committee:

-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2010 with management and GBH CPAs, PC, the Company’s independent auditor;
-	Discussed with management, and GBH CPAs, PC the adequacy of the system of internal controls;
-	Discussed with GBH CPAs, PC the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
-	Received written disclosures and a letter from GBH CPAs, PC regarding its independence as required by PCAOB Rule 3526. The Audit Committee discussed with GBH CPAs, PC its independence.

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and GBH CPAs, PC, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

Audit Committee
Steven M. Plumb, Chairman
Charles R. Zeller,
Scott Wolinsky

Independent Public Accountants

The Company’s Audit Committee has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2010, and the appointment was ratified by the shareholders at the annual meeting held on July 14, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2010 and 2009:

Summary Compensation Table
		Annual Compensation			Long-term Compensation Awards
				Other Annual	Stock	Warrant	Total
		Salary	Bonus	Compensation	Award(s)	Award(s)	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror,	2009	$540,338	-	$11,756 (2)	$200,000	-	$752,094
CEO	2010	$226,250	-	$12,508 (2)	$120,000	-	$358,758

Sherry McKinzey,	2009	$102,500	-	$6,879 (3)	$59,000	-	$168,379
CFO	2010	$110,000	$7,500	$5,390 (3)	$30,000	-	$152,890

Marc H. Fields,	2009	$170,569	-	-	-	-	$170,569
President of NPI	2010	$166,818	-	-	-	-	$166,818

Robert W. Derrick, Jr.,	2009	$145,625	$25,000	$3,000 (4)	-	-	$173,625
President of Delta	2010	$125,417	-	-	$423,875	-	$549,292

Ron Burleigh,	2009	$111,638	$25,000	$36,987 (5)	-	-	$173,625
Vice President of Delta	2010	$92,022	-	$33,395 (6)	$423,875	-	$549,292

Joe Hoover,	2009	-	-	-	-	-	-
President of DCP	2010	$75,000	-	$8,880 (7)	-	-	$83,880

(1) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.  Daniel Dror received 200,000 restricted shares valued at $120,000 and Sherry McKinzey received 50,000 shares valued at $30,000. Robert W. Derrick, Jr. received 6,000 shares valued at $3,920 for serving on the Board of Directors. Messrs. Derrick and Burleigh received 9,607,843 post-Reverse Split shares of Delta in consideration for extending their employment agreements for five years in addition to the balance of their current employment agreements.
(2) Represents total payments for an automobile owned by the Company utilized by Mr. Dror.
(3) Represents total payments for an automobile owned by the Company utilized by Ms. McKinzey.
(4) Represents payments for 401-K matching for Mr. Derrick.
(5) Represents payments for personal insurance premiums for Mr. Burleigh in the amount of $37,208 and payments for 401-K matching in the amount of $4,829.
(6) Represents payments for personal insurance premiums for Mr. Burleigh.
(7) Represents total payments for an automobile owned by the Company utilized by Mr. Hoover.

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

In September 2004 Messrs. Derrick and Burleigh entered into ten-year employment agreements with Delta to serve as Delta's president and vice president, respectively. The employment agreements provided for an annual base salary of $115,000 each, which was increased to $150,000 in 2005. In 2008, Messrs. Derrick and Burleigh received additional compensation of due to Delta’s substantial growth. During the year ended December 31, 2010, Messrs. Derrick and Burleigh received 9,607,843 post-Reverse Split shares of Delta in consideration for extending their employment agreements for five years in addition to the balance of their current employment agreements.

In July 2009, Sherry McKinzey, CFO, entered into a three-year employment agreement beginning July 1, 2009, which provides for an annual salary of $110,000 plus a bonus as determined by the Board of Directors.  In addition to her base compensation, Ms. McKinzey will be entitled to a bonus as determined by the Company’s board of directors from time to time. Also, the agreement provided for the grant of 50,000 restricted shares of American common stock on July 13, 2009, as an incentive to extend the employment agreement.  In the event of a change in control of the Company, resulting in Ms. McKinzey ceasing to serve as the Company’s Chief Financial Officer, Ms. McKinzey shall be entitled to receive and the Company shall pay to Ms. McKinzey within ninety (90) days of the change in control a sum equal to one (1) year of the base salary then payable to her under the employment agreement.

Grants of Plan-Based Awards

Name	Grant date	Stock awards: Number of shares of stock or units (#)		Warrant awards: Number of securities underlying options (#)	Exercise or base price of warrant awards ($/Sh)	Grant date fair value of stock and warrant awards
Daniel Dror, CEO	October 27, 2010	200,000	(1)	-	-	$120,000
Sherry McKinzey, CFO	October 27, 2010	50,000	(1)	-	-	$30,000
(1)	Restricted shares.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2010.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Zeller	-	$8,320	-	-	-	$8,320
Thomas J. Craft, Jr.	-	$3,920	-	-	-	$3,920
Scott Wolinsky	-	$3,000	-	-	-	$3,000
Steven M. Plumb	$8,000	$7,600	-	-	-	$15,600

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2010, the Registrant had 10,971,325 shares of common stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	128,900 shares	1.2%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	12,320 shares (1)	0.1%
Common Stock	Sherry McKinzey, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	129,920 shares	1.2%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	6,000 shares	0.1%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	16,394 shares	0.1%
Common Stock	International Diversified Corporation, Ltd. Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas	1,997,282 shares (2)	18.2%
Common Stock	Dror Family Trust 601 Hanson Road, Kemah TX 77565	984,942 (3)	9.0%
Common Stock	Steven M. Plumb, Director 5300 N. Braeswood, Ste. 370, Houston, TX 77096	14,000	0.1%
Common Stock	Scott Wolinsky, Director 10 Connemara Court, Sewell, NJ 08080	291,600	2.7%
Common Stock	All officers and directors as a group (7 people)	599,134 shares	5.5%

(1) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 12,320 restricted shares.
(2) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 2,237,782 shares. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

(3) Dror Family Trust, a trust for the benefit of Daniel Dror's sons, Daniel Dror II and David Alexander Dror, who is a minor. Mr. Dror is not a trustee of the Dror Family Trust and he disclaims any beneficial interest in the trust.

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

During the year ended December 31, 2010, American issued 200,000 shares of common stock to the CEO for services valued at $120,000.

During the year ended December 31, 2010, American issued 1,100,000 restricted shares of common stock for cash consideration of $1,117,200 for investment from International Diversified Corporation, Ltd., Dror Charitable Foundation for the Arts, Daniel Dror II Trust of 1976, and the Dror Family Trust, all of which are related parties to Daniel Dror, CEO.

During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 to Southwest Gulf Coast Properties, Inc. ("SWGCP"). SWGCP assumed the $943,500 note payable on the property.  American recognized a $520,763 gain on sale of assets for this transaction.  During the three months ended September 30, 2010, Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, acquired this 51% ownership and assumed the note payable. Wintech now owns 100% of Delta's facilities and is responsible for the associated $1,750,000 note payable. American and Wintech entered into a profit sharing agreement in October 2010, whereby American will receive 50% of any profit if the property is sold, based on the sales price for the property less any outstanding balance on the note payable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2010 and 2009.

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

	December 31, 2010	December 31, 2009
Audit Fees	$280,500	$120,127
Audit-Related Fees	2,650	10,960
Tax Fees	17,000	22,500
All Other Fees	1,850	3,850

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
a. The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Identification of Exhibit
3(i)	Certificate of Incorporation and Amendments, filed with the Registrant's definitive proxy statement on Schedule 14A on July 31, 2008.
3(ii)	Amended and Restated By-laws, filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
4.1	Common Stock Certificate, American International Industries, Inc., filed with the Registrant's registration statement Form 10-SB/12G on December 30,1998.
10.5	American International Industries, Inc. Lease, filed with the Registrant's Form 10-KSB for the year ended December 30,1999.
10.6	Brenham Oil and Gas, Inc. Royalty Interest, filed with the Registrant's Form 10-KSB for the year ended December 31, 1998.
10.7	Brenham Oil and Gas Interest Lease, filed with the Registrant's Form 10-KSB for the year ended December 31, 1998.
10.15ii	Daniel Dror Employment Agreement dated March 19, 2007 filed with the Registrant's definitive proxy statement on March 18, 2008.
19.3	Definitive Proxy Statement for Annual Meeting of Shareholders filed on May 28, 2010
21.4	List of Subsidiaries filed herewith
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Audit Committee Charter filed on May 3, 2007 as part of the Registrant's definitive proxy statement.

b. Form 8-K Reports: The Registrant filed a Form 8-K on January 20, 2010 with disclosure under Item 5.02, "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers."  The Registrant filed a Form 8-K/A on January 21, 2010 with disclosure under Item 5.02, "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers." The Registrant filed a Form 8-K on April 20, 2010 with disclosure under Item 8.01, “Other Events.” The registrant filed a Form 8-K on May 12, 2010 with disclosure under Item 3.01, “Notice of Delisting or Failure to Satisfy Continued Listing Rule.” The Registrant filed a Form 8-K on June 29, 2010 with disclosure under Item 3.01, “Notice of Delisting or Failure to Satisfy Continued Listing Rule.” The registrant filed a Form 8-K on July 15, 2010 with disclosure under Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.”

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
March 31, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Chief Financial Officer
March 31, 2011

By /s/ Charles R. Zeller
Charles R. Zeller
Director

March 31, 2011

By /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr.
Director
March 31, 2011

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director
March 31, 2011

By /s/ Steven M. Plumb
Steven M. Plumb
Director
March 31, 2011

By /s/ Scott Wolinsky
Scott Wolinsky
Director
March 31, 2011