Form 10-K/A
period 2009-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2011-04-07
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

In response to a letter from the SEC in connection with the review of AMIN’s Form 10-K for the year ended December 31, 2009, the Company has reexamined the treatment of the property dividend to be distributed to its shareholders in 2008. As a result of our reexamination and the analysis of professional literature related to this issue, we have restated the Consolidated Statements of Operations, the Consolidated Statements of Changes in Stockholder's Equity, and the Consolidated Statements of Cash Flows for the year ended December 31, 2008.  The effects of the restatement are discussed in note 22 to the consolidated financial statements. Additionally, notes 14, 15, 16, and 18 have been restated.  Please note that this change did not affect the Consolidated Balance Sheets, including equity.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K/A of American International Industries, Inc. (hereinafter the "Company" or the "Registrant") for its year ended December 31, 2009 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

On December 31, 2008, the board of directors of the Company approved the deconsolidation of Hammonds Industries, Inc. (“Hammonds”) from the Company. To effect the deconsolidation of Hammonds, the Company was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 17.4 million shares of Hammonds’ common stock to the Company’s shareholders of record on December 31, 2008, the Company’s ownership is proximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. McKinzey, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to the Company. As a result, the majority of Hammonds’ board of directors is no longer controlled by the Company. Additionally, a reduction of the Company’s guarantee of Hammonds’ debt was obtained from Texas Community Bank.

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

- the other risk factors described in this Form 10-K/A;
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

On December 31, 2008, the board of directors of the Company approved the deconsolidation of Hammonds Industries, Inc. (“Hammonds”) from the Company. To effect the deconsolidation of Hammonds, the Company was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 17.4 million shares of Hammonds’ common stock to the Company’s shareholders of record on December 31, 2008, the Company’s ownership is proximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. McKinzey, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to the Company. As a result, the majority of Hammonds’ board of directors is no longer controlled by the Company. Additionally, a reduction of the Company’s guarantee of Hammonds’ debt was obtained from Texas Community Bank.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 VERSUS YEAR ENDED DECEMBER 31, 2008

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

We had other income of $274,217 in 2009, compared to other expense of $5,241,435 in 2008.  Other income for the year ended December 31, 2009 included $175,000 for providing right-of-way access on the 287 acres in Galveston County.  Interest and dividend income was $420,853, net realized/unrealized gains on trading securities was $518,050, and interest expense was $873,518 for the year ended December 31, 2009.  The primary reason for the other expense in 2008 was due to net realized/unrealized losses on trading securities of $4,594,292 and the recognition of $1,450,000 for the Delta lawsuit settlement (see Note 17 to the financial statements.  The unrealized losses on trading securities of $4,054,334 for the year ended December 31, 2008 were due primarily to a decline in the market value of our investment in Rubicon Financial Incorporated of $3,394,991 (see Note 2 to the financial statements).  The realized losses on trading securities of $539,958 for the year ended December 31, 2008 resulted primarily from the loss on the sale of our investment in OI Corporation of $406,456.  American recognized as a guarantor's fee the receipt of a 1.705 acre tract of land in Galveston County appraised at $540,000 (see Note 5 to the financial statements).  Delta recognized other income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $277,606 for the year ended December 31, 2008.  For further disclosure regarding the TERP grant (see Note 13 to the financial statements).  Interest and dividend income was $693,431 and interest expense was $841,212 for the year ended December 31, 2008.

We had a net loss from continuing operations of $3,237,436, or $0.37 per share, for the year ended December 31, 2009, compared to a net loss of $5,757,472, or $0.74 per share, for the year ended December 31, 2008.

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

Our net loss was $2,952,088, or $0.34 per share, for the year ended December 31, 2009, compared to net income of $3,459,076, or $0.44 per share, for the year ended December 31, 2008.

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

For the year ended December 31, 2008, the negative cash flow from operations was the result of our net loss from continuing operations of $5,757,472 for the year ended December 31, 2008.  Our net loss for the year ended December 31, 2008 included non-cash income of $817,606, including the recognition of guarantor's fee income from the receipt of a 1.705 acre tract of land in Galveston County appraised at $540,000 (see Note 5 to the financial statements) and income from a Texas Emissions Reduction Plan (TERP) grant in the amount of $277,606.  Our net loss for the year ended December 31, 2008 included non-cash expenses of $6,880,562, including unrealized losses on trading securities of $4,054,334, a $1,450,000 loss from the Delta lawsuit settlement (see Note 17 to the financial statements), depreciation and amortization of $647,851, and non-cash compensation of $728,377.  Excluding the acquired assets and liabilities of SET, our inventories decreased by $876,516, trading securities decreased by $1,872,157, deposits for pipe purchases increased by $2,221,932, accounts receivable increased by $697,618, and accounts payable decreased by $734,635 for the year ended December 31, 2008.

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

   In response to a letter from the SEC in connection with the review of AMIN’s Form 10-K for the year ended December 31, 2009, the Company has reexamined the treatment of the property dividend to be distributed to its shareholders in 2008. As a result of our reexamination and the analysis of professional literature related to this issue, we have restated the Consolidated Statements of Operations, the Consolidated Statements of Changes in Stockholder's Equity, and the Consolidated Statements of Cash Flows for the year ended December 31, 2008.  The effects of the restatement are discussed in note 22 to the consolidated financial statements. Additionally, notes 14, 15, 16, and 18 have been restated.  Please note that this change did not affect the Consolidated Balance Sheets, including equity.

   The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the year ended December 31, 2009. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the year ended December 31, 2009 to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

   Accounting issues that arise outside of the ordinary course of business are researched by the Chief Financial Officer, and discussed with other professional accountants, including our auditors.

   The Company followed the guidance of the pre-codification accounting literature and paragraph 18 of APB 29 which provides that the accounting for nonmonetary transactions be based on the fair value of the assets.

    There was no impact on the cash flows of the Company, and the recognition of the gain did not affect the Consolidated Balance Sheet, including equity.  The gain was shown as a separate line in the statement of operations as non-operating income and a separate line in the statement of cash flows and was discussed in the notes to the financial statements.  Additionally, the gain and the method used to determine the gain were fully disclosed in the Company's press releases about the dividend distribution and for the announcement and discussion of the Company's earnings.  As the gain was a non-cash transaction, the judgment of a reasonable person relying upon the 2008 financial statements would not have been changed if the gain was not recorded.

    Because the recognition of the gain was fully reported and disclosed, and because this transaction would not impact an investor's decision, we believe that there was not a material weakness in internal control over financial reporting and/or disclosure controls and procedures as of December 31, 2009.

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

As described in Note 22 to the consolidated financial statements, the accompanying consolidated statements of operations, consolidated statements of changes in stockholder's equity and the consolidated statements of cash flows for the year ended December 31, 2008 have been restated to reflect the change in the treatment of the property dividend to be distributed to the shareholders.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2010 (April 7, 2011 as to the effects of the restatement as described in Note 22)

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

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008 Restated

Revenues	$25,656,678	$32,108,660
Costs and expenses:
Cost of sales	17,593,869	20,726,120
Selling, general and administrative	11,523,098	11,951,117
Total operating expenses	29,116,967	32,677,237

Operating loss	(3,460,289)	(568,577)

Other income (expenses):
Interest and dividend income	420,853	693,431
Delta lawsuit settlement	-	(1,450,000)
Realized gains (losses) on trading securities	19,654	(539,958)
Unrealized gains (losses) on trading securities	498,396	(4,054,334)
Interest expense	(873,518)	(841,212)
Texas Emissions Reduction Plan Grant	-	277,606
Guarantor fee	-	540,000
Other income	208,832	133,032
Total other income (expense)	274,217	(5,241,435)

Loss before income tax	(3,186,072)	(5,810,012)
Income tax expense (benefit)	51,364	(52,540)
Loss from continuing operations, net of income taxes	(3,237,436)	(5,757,472)
Net income (loss) from discontinued operations, net of taxes	(350,000)	9,274,274
Net income (loss)	(3,587,436)	3,516,802
Net income (loss) attributable to the noncontrolling interest	635,348	(57,726)
Net income (loss) attributable to American International Industries, Inc.	$(2,952,088)	$3,459,076

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.30)	$(0.74)
Discontinued operations	$(0.04)	$1.18
Total	$(0.34)	$0.44

Weighted average common shares - basic and diluted	8,710,228	7,845,030
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2009 and 2008
(Restated)

					Additional			Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2007	-	$-	7,145,204	$7,146	$46,327,171	$(19,045,752)	$(194,897)	$1,370,196	$28,463,864
Issuance of common shares for services			222,395	222	728,155				728,377
20% common stock dividends			1,431,172	1,431	(1,431)				-
Cash dividends								(235,200)	(235,200)
Capital contributions								892,851	892,851
Discontinued operations					(13,740,268)				(13,740,268)
Dividend of shares of Hammonds Industries, Inc.						(1,325,082)			(1,325,082)
Rescind issuance of shares for investment in Las Vegas Premium Gold Products			(60,000)	(60)	(249,940)				(250,000)
Acquisition of treasury shares							(58,654)		(58,654)
Net income						3,459,076		57,726	3,516,802
Balance, December 31, 2008	-	$-	8,738,771	$8,739	$33,063,687	$(16,911,758)	$(253,551)	$2,085,573	$17,992,690
Issuance of common shares for services			452,554	453	507,377				507,830
Acquisition of treasury shares							(252,223)		(252,223)
Net loss						(2,952,088)		(635,348)	(3,587,436)
Balance, December 31, 2009	-	$-	9,191,325	$9,192	$33,571,064	$(19,863,846)	$(505,774)	$1,450,225	$14,660,861

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008 Restated
Cash flows from operating activities:
Net income (loss)	$(3,587,436)	$3,516,802
Net income (loss) from discontinued operations	(350,000)	9,274,274
Net loss from continuing operations	(3,237,436)	(5,757,472)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Property received for guarantor fee	-	(540,000)
Delta lawsuit settlement	-	1,450,000
Depreciation and amortization	1,179,349	647,851
Share-based compensation	507,830	728,377
Realized (gains) losses on the sale of trading securities	(19,654)	539,958
Unrealized (gains) losses on trading securities	(498,396)	4,054,334
Texas Emissions Reduction Plan Grant	-	(277,606)
Change in operating assets and liabilities:
Accounts receivable	1,376,300	(697,618)
Trading securities	(213,980)	1,872,157
Inventories	328,525	876,516
Deposits for pipe inventory purchases	-	(2,221,932)
Prepaid expenses and other current assets	(42,208)	8,648
Other assets	8,027	(46,902)
Accounts payable and accrued expenses	(95,714)	(734,635)
Net cash used in operating activities from continuing operations	(707,357)	(98,324)

Cash flows from investing activities from continuing operations:
Purchase of property and equipment	(275,599)	(373,911)
Purchase of Shumate Machine Works assets	-	(5,000,000)
Proceeds from sale of drilling rigs	-	200,000
Investment in rigs held for sale	-	(12,389)
Redemption of certificate of deposit	6,320,000	7,155,421
Investment in certificate of deposit	(3,204,187)	(6,275,421)
Issuance of note receivable	(300,000)	(475,000)
Proceeds from notes receivable	295,104	1,098,866
Loans from (to) related parties	200,297	(68,606)
Net cash provided by (used in) investing activities from continuing operations	3,035,615	(3,751,040)

Cash flows from financing activities from continuing operations:
Capital contributions from noncontrolling interest	-	449,473
Dividend distribution to Delta's noncontrolling interest holders	-	(235,200)
Proceeds from issuance of debt	783,851	9,067,663
Payments on margin loans	-	(1,443,423)
Net repayments under lines of credit agreements and short-term notes	(197,034)	(7,437)
Principal payments on debt	(3,628,420)	(3,102,278)
Principal payments under capital lease obligations	(71,619)	-
Payments for acquisition of treasury stock	(252,223)	(58,654)
Net cash provided by (used in) financing activities from continuing operations	(3,365,445)	4,670,144

	Year Ended December 31,
	2009	2008
Net increase (decrease) in cash and cash equivalents from continuing operations	$(1,037,187)	$820,780

Discontinued operations:
Net cash used in operating activities	$(350,000)	$(61,226)
Net cash used in investing activities	-	(326,853)
Net cash provided by financing activities	-	388,079
Net decrease in cash and cash equivalents from discontinued operations	(350,000)	-

Cash and cash equivalents at beginning of year	3,114,575	2,293,795
Cash and cash equivalents at end of year	$1,727,388	$3,114,575

Supplemental schedule of cash flow information:
Interest paid	$894,758	$823,322
Taxes paid	$55,683	$24,623
Non-cash transactions:
Stock dividend	$-	$1,431
Trading securities received in foreclosure on note receivable	$40,000	$-
Real property received in foreclosure on note receivable	$3,332,543	$-
Issuance of common stock for investment in Las Vegas Premium Gold Products	$-	$(250,000)
Note assumed in foreclosure on property	$1,278,690	$-

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

Note 14 - Property Dividend (Restated)

On April 16, 2008, American declared a special dividend of shares of common stock of its subsidiary, Hammond Industries, Inc. (OTCBB: “HMDI”) to American's shareholders, of one share of HMDI common stock for each share of American's common stock owned and held on the record date.  On November 7, 2008, American increased the special dividend from one to two shares of HMDI common stock for each share of American's common stock.  As a result of these declarations, American recorded a property dividend of $1,325,082 as a decrease in equity.

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
- no tax benefits have been recorded for nondeductible expenses totaling $460,426, and
- the valuation allowance for deferred tax assets increased by $4,828,288.

The following table sets forth a reconciliation of statutory income taxes:

	Year Ended December 31,
	2009	2008 (Restated)
Net loss before taxes	$(3,186,072)	$(5,810,012)

Income tax benefit computed at statutory rate	$(1,161,464)	$(1,975,404)
Permanent differences	(131,308)	94,832
Net effects of temporary differences	-	1,673,681
Utilization of net operating losses	1,292,772	206,891
Refund due Delta for overpayment of Federal Taxes	-	(93,616)
Texas Margin - prior year payments and estimate adjustments	810	(26,568)
Texas Margin Tax - current year estimate	50,554	67,644
Income tax expense (benefit)	$51,364	$(52,540)

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

	Year Ended December 31,
	2009	2008 (Restated)
Basic loss per share:
Loss from continuing operations, net of income taxes	$(3,237,436)	$(5,757,472)
Income (loss) from discontinued operations, net of income taxes	(350,000)	9,274,274
Net income (loss)	(3,587,436)	3,516,802
Net income (loss) attributable to the noncontrolling interest	635,348	(57,726)
Net income (loss) attributable to American International Industries, Inc.	$(2,952,088)	$3,459,076
Weighted average common shares outstanding - basic and diluted	8,710,228	7,845,030
Net income (loss) per share - basic and diluted:
Continuing operations	$(0.30)	$(0.74)
Discontinued operations	$(0.04)	$1.18
Total	$(0.34)	$0.44

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

Consolidated revenues from external customers, operating income (loss), identifiable assets, depreciation and amortization expense, and capital expenditures were as follows:

	Year Ended December 31,
	2009	2008 (Restated)
Revenues:
Northeastern Plastics	$9,673,597	$10,392,365
Shumate Energy Technologies	7,193,272	2,584,464
Delta Seaboard	8,789,809	19,131,831
Total revenues	$25,656,678	$32,108,660

Operating income (loss) from continuing operations:
Northeastern Plastics	$255,256	$(18,650)
Shumate Energy Technologies	(366,455)	78,681
Delta Seaboard	(1,032,113)	1,858,214
Corporate	(2,316,977)	(2,486,822)
Operating loss from continuing operations	(3,460,289)	(568,577)
Other income (expenses) from continuing operations	274,217	(5,241,435)
Net loss from continuing operations before income tax	$(3,186,072)	$(5,810,012)
	December 31, 2009	December 31, 2008
Identifiable assets:
Northeastern Plastics	$6,013,175	$5,836,635
Shumate Energy Technologies	5,437,622	6,871,304
Delta Seaboard	6,123,301	7,771,609
Corporate	13,438,071	15,498,396
Total identifiable assets	$31,012,169	$35,977,944

	Year Ended December 31,
	2009	2008
Depreciation and amortization:
Northeastern Plastics	$62,854	$66,048
Shumate Energy Technologies	653,098	161,641
Delta Seaboard	454,094	406,403
Corporate	9,303	13,759
Total depreciation and amortization	$1,179,349	$647,851

Interest expense:
Northeastern Plastics	$82,063	$124,233
Shumate Energy Technologies	413,001	100,767
Delta Seaboard	132,883	237,419
Corporate	245,571	378,793
Total interest expense	$873,518	$841,212

Capital expenditures:
Northeastern Plastics	$1,610	26,364
Shumate Energy Technologies	55,454	70,896
Delta Seaboard	171,207	274,823
Corporate	47,328	1,828
Total capital expenditures	$275,599	$373,911

Non-cash transactions:
Northeastern Plastics	$-	$-
Shumate Energy Technologies	$-	$-
Delta Seaboard	$-	$-
Corporate
Stock dividend	$-	$1,431
Trading securities received in foreclosure on note receivable	$40,000	$-
Real property received in foreclosure on note receivable	$3,332,543	$-
Issuance of common stock for investment in Las Vegas Premium Gold Products	$-	$(250,000)
Note assumed in foreclosure on property	$1,278,690	$-

Note 19 - Discontinued Operations

On December 31, 2008, the board of directors of American approved the deconsolidation of Hammonds Industries, Inc. (“Hammonds”) from American. To effect the deconsolidation of Hammonds, American was required to reduce its ownership percentage, board membership, and guarantee of Hammonds’ debt. After the distribution of the special dividend of approximately 17.4 million shares of Hammonds’ common stock to American's shareholders of record on December 31, 2008, American's ownership is approximately 13% of Hammonds' issued and outstanding common stock. Effective December 31, 2008, Carl Hammonds was appointed Chairman and CEO and John Stump, III was appointed CFO. Hammonds accepted the resignations of Daniel Dror, as Chairman of the Board and CEO, Sherry L. McKinzey, as Director, CFO and Vice President, and Charles R. Zeller, as Director, and appointed Richard C. Richardson as a new board member unrelated to American. As a result, the majority of Hammonds’ board of directors is no longer controlled by American. Additionally, a reduction of American's guarantee of Hammonds’ debt to $1,000,000 was obtained from Texas Community Bank.

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

Note 22 - Restatement

In response to a letter from the SEC in connection with the review of AMIN’s Form 10-K for the ear ended December 31, 2009, the Company has reexamined the treatment of the property dividend to be distributed to its shareholders in 2008. As a result of our reexamination and the analysis of professional literature related to this issue, we have restated the Consolidated Statements of Operations, the Consolidated Statements of Changes in Stockholder's Equity, and the Consolidated Statements of Cash Flows for the year ended December 31, 2008.  Additionally, notes 14, 15, 16, and 18 have been restated.  Please note that this change did not affect the Consolidated Balance Sheets, including equity.  The differences are summarized below:

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Operations - Restatement Summary

	Year Ended December 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated

Operating loss	$(568,577)	$-	$(568,577)

Other income (expenses):
Interest and dividend income	693,431	-	693,431
Delta lawsuit settlement	(1,450,000)	-	(1,450,000)
Realized gains (losses) on trading securities	(539,958)	-	(539,958)
Unrealized gains (losses) on trading securities	(4,054,334)	-	(4,054,334)
Interest expense	(841,212)	-	(841,212)
Texas Emissions Reduction Plan Grant	277,606	-	277,606
Gain on property dividend distribution	4,922,591	(4,922,591)	-
Guarantor fee	540,000	-	540,000
Other income	133,032	-	133,032
Total other income (expense)	(318,844)	(4,922,591)	(5,241,435)

Loss before income tax	(887,421)	(4,922,591)	(5,810,012)
Income tax expense (benefit)	(52,540)	-	(52,540)
Loss from continuing operations, net of income taxes	(834,881)	(4,922,591)	(5,757,472)
Net income (loss) from discontinued operations, net of taxes	9,274,274	-	9,274,274
Net income (loss)	8,439,393	(4,922,591)	3,516,802
Net income (loss) attributable to the noncontrolling interest	(57,726)	-	(57,726)
Net income (loss) attributable to American International Industries, Inc.	$8,381,667	$(4,922,591)	$3,459,076

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.11)	$(0.63)	$(0.74)
Discontinued operations	$1.18	$-	$1.18
Total	$1.07	$(0.63)	$0.44

Weighted average common shares - basic and diluted	7,845,030	7,845,030	7,845,030

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity - Restatement Summary

	Accumulated Deficit
	As Previously Reported	Restatement Adjustments	As Restated

Balance, December 31, 2007	$(19,045,752)	$-	$(19,045,752)
Dividend of shares of Hammonds Industries, Inc.	(6,247,673)	4,922,591	(1,325,082)
Net income	8,381,667	(4,922,591)	3,459,076
Balance, December 31, 2008	$(16,911,758)	$-	$(16,911,758)

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows - Restatement Summary

	Year Ended December 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated

Net loss from continuing operations	$(834,881)	$(4,922,591)	$(5,757,472)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Property dividend distribution gain	(4,922,591)	4,922,591	-
Property received for guarantor fee	(540,000)	-	(540,000)
Delta lawsuit settlement	1,450,000	-	1,450,000
Depreciation and amortization	647,851	-	647,851
Share-based compensation	728,377	-	728,377
Realized gains (losses) on trading securities	539,958	-	539,958
Unrealized gains (losses) on trading securities	4,054,334	-	4,054,334
Texas Emissions Reduction Plan Grant	(277,606)	-	(277,606)
Change in operating assets and liabilities:
Accounts receivable	(697,618)	-	(697,618)
Trading securities	1,872,157	-	1,872,157
Inventories	876,516	-	876,516
Deposits for pipe inventory purchases	(2,221,932)	-	(2,221,932)
Prepaid expenses and other current assets	8,648	-	8,648
Other assets	(46,902)	-	(46,902)
Accounts payable and accrued expenses	(734,635)	-	(734,635)
Net cash used in operating activities from continuing operations	$(98,324)	-	$(98,324)

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

In response to a letter from the SEC in connection with the review of AMIN’s Form 10-K for the year ended December 31, 2009, the Company has reexamined the treatment of the property dividend to be distributed to its shareholders in 2008. As a result of our reexamination and the analysis of professional literature related to this issue, we have restated the Consolidated Statements of Operations, the Consolidated Statements of Changes in Stockholder's Equity, and the Consolidated Statements of Cash Flows for the year ended December 31, 2008.  The effects of the restatement are discussed in note 22 to the consolidated financial statements. Additionally, notes 14, 15, 16, and 18 have been restated.  Please note that this change did not affect the Consolidated Balance Sheets, including equity.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for the year ended December 31, 2009. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the year ended December 31, 2009 to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Accounting issues that arise outside of the ordinary course of business are researched by the Chief Financial Officer, and discussed with other professional accountants, including our auditors.

The Company followed the guidance of the pre-codification accounting literature and paragraph 18 of APB 29 which provides that the accounting for nonmonetary transactions be based on the fair value of the assets.

There was no impact on the cash flows of the Company, and the recognition of the gain did not affect the Consolidated Balance Sheet, including equity.  The gain was shown as a separate line in the statement of operations as non-operating income and a separate line in the statement of cash flows and was discussed in the notes to the financial statements.  Additionally, the gain and the method used to determine the gain were fully disclosed in the Company's press releases about the dividend distribution and for the announcement and discussion of the Company's earnings.  As the gain was a non-cash transaction, the judgment of a reasonable person relying upon the 2008 financial statements would not have been changed if the gain was not recorded.

Because the recognition of the gain was fully reported and disclosed, and because this transaction would not impact an investor's decision, we believe that there was not a material weakness in internal control over financial reporting and/or disclosure controls and procedures as of December 31, 2009.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	69	Chairman of the Board, Chief Executive Officer and President
Sherry L. McKinzey	49	Chief Financial Officer
Charles R. Zeller	68	Director
Thomas J. Craft, Jr.	45	Director
Robert W. Derrick, Jr.	49	Director
Steven M. Plumb	50	Director

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and GBH CPAs, PC, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2009 for filing with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended December 31, 2009:

Summary Compensation Table
		Annual Compensation			Long-term Compensation Awards
				Other
				Annual	Stock	Warrant	Total
		Salary	Bonus	Compensation	Award(s)	Award(s)	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror, CEO	2009	540,338	-	11,756 (2)	200,000	-	752,094

Sherry McKinzey, CFO	2009	102,500	-	6,879 (3)	59,000	-	168,379

Marc H. Fields, President of NPI	2009	170,569	-	-	-	-	170,569

Robert W. Derrick, Jr., President of Delta	2009	145,625	25,000	3,000 (4)	-	-	173,625

Ron Burleigh, Vice President of Delta	2009	111,638	25,000	36,987 (5)	-	-	173,625

Larry Shumate, President of SET	2009	186,423	-	29,717 (6)	-	-	216,140

(1)
See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.  Daniel Dror received 200,000 restricted shares valued at $200,000 and Sherry McKinzey received 57,200 shares valued at $59,000.

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

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
April 7, 2011

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Chief Financial Officer
April 7, 2011 By /s/ Charles R. Zeller Charles R. Zeller Director
April 7, 2011

By /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr.
Director
April 7, 2011

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director
April 7, 2011

By /s/ Steven M. Plumb
Steven M. Plumb
Director
April 7, 2011

By /s/ Scott Wolinsky
Scott Wolinsky
Director
April 7, 2011