Form 10-Q
period 2011-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2011-05-13
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 13, 2011, the Registrant had 12,391,469 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$693,265	$1,471,362
Certificates of deposit	779,397	777,119
Trading securities	1,290,817	1,790,444
Accounts receivable, less allowance for doubtful accounts
of $78,187	2,954,163	4,060,621
Short-term notes receivable	421,300	421,300
Current portion of notes receivable	39,577	38,892
Accounts receivable from related parties	10,494	-
Inventories, net	6,077,464	5,433,493
Real estate held for sale	5,600,321	5,600,321
Prepaid expenses and other current assets	223,083	253,534
Assets held for sale	163,817	237,997
Total current assets	18,253,698	20,085,083

Long-term notes receivable, less current portion	939,409	1,004,564
Real estate held for sale	225,000	225,000
Property and equipment, net of accumulated depreciation and amortization	3,684,039	3,673,289
Goodwill	674,539	674,539
Marketable securities - available for sale	13,000	130,000
Other assets	76,004	97,003
Assets held for sale	-	1,383
Total assets	$23,865,689	$25,890,861
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,695,730	$3,571,269
Accrued lawsuit settlement	-	1,650,000
Short-term notes payable	382,796	91,183
Accounts and notes payable to related parties	20,956	20,552
Current installments of long-term debt	3,564,087	4,794,723
Liabilities associated with assets held for sale	157,401	228,554
Total current liabilities	6,820,970	10,356,281

Long-term debt, less current installments	3,830,072	1,807,931
Total liabilities	10,651,042	12,164,212

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized; none issued	-	-
Common stock, $0.001 par value, 50,000,000 authorized;
12,047,926 and 10,971,325 shares issued, respectively
11,668,169 and 10,604,868 shares outstanding, respectively	12,048	10,972
Additional paid-in capital	34,950,856	34,271,654
Common stock issuance obligation	245,000	-
Accumulated deficit	(21,185,833)	(19,806,883)
Accumulated other comprehensive loss	(1,392,000)	(1,275,000)
Less treasury stock, at cost; 379,757 and 366,457 shares, respectively	(563,057)	(554,428)
Total American International Industries, Inc. equity	12,067,014	12,646,315
Noncontrolling interest	1,147,633	1,080,334
Total equity	13,214,647	13,726,649
Total liabilities and equity	$23,865,689	$25,890,861
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	$4,225,008	$3,727,215
Costs and expenses:
Cost of sales	2,228,563	2,333,423
Selling, general and administrative	2,952,444	3,112,802
Total operating expenses	5,181,007	5,446,225

Operating loss	(955,999)	(1,719,010)

Other income (expenses):
Interest and dividend income	5,596	20,411
Delta lawsuit settlement	-	700,000
Realized gains on the sale of trading securities	142,565	104,311
Unrealized losses on trading securities	(399,638)	(62,081)
Interest expense	(119,354)	(126,825)
Other income	15,810	14,381
Total other income (expense)	(355,021)	650,197

Loss before income tax	(1,311,020)	(1,068,813)
Income tax expense	8,491	13,780
Loss from continuing operations, net of income taxes	(1,319,511)	(1,082,593)
Loss on disposal of discontinued operations	(55,000)	-
Loss from discontinued operations, net of income taxes	(4,410)	(365,150)
Net loss	(1,378,921)	(1,447,743)
Net (income) loss attributable to the noncontrolling interest	(29)	343,334
Net loss attributable to American International Industries, Inc.	$(1,378,950)	$(1,104,409)
Net loss per common share - basic and diluted:
Continuing operations	$(0.11)	$(0.08)
Discontinued operations	(0.01)	(0.04)
Total	$(0.12)	$(0.12)

Weighted average common shares - basic and diluted	11,399,236	9,329,142

Comprehensive loss
Net loss	$(1,378,921)	$(1,447,743)
Unrealized loss on marketable securities	(117,000)	-
Total comprehensive loss	(1,495,921)	(1,447,743)
Comprehensive (income) loss attributable to the noncontrolling interest	(29)	343,334
Comprehensive loss attributable to American International Industries, Inc.	$(1,495,950)	$(1,104,409)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,378,921)	$(1,447,743)
Loss from discontinued operations, net of income taxes	(59,410)	(365,150)
Net loss from continuing operations	(1,319,511)	(1,082,593)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	109,255	121,121
Share-based compensation	507,549	962,770
Realized gains on the sale of trading securities	(142,565)	(104,311)
Unrealized gains on trading securities	399,638	62,081
Change in operating assets and liabilities:
Accounts receivable	1,106,458	(219,113)
Inventories	(643,971)	780,020
Prepaid expenses and other current assets	30,451	(4,362)
Other assets	20,999	-
Accounts payable and accrued expenses	(2,185,539)	(335,768)
Net cash provided by (used in) operating activities from continuing operations	(2,117,236)	179,845

Cash flows from investing activities from continuing operations:
Purchase of trading securities	-	(74,208)
Sale of trading securities	242,554	617,220
Purchase of property and equipment	(120,005)	(58,584)
Investment in certificate of deposit	(2,278)	(6,242)
Proceeds from notes receivable	9,470	8,832
Loans to related parties	(10,090)	(241,079)
Net cash provided by investing activities from continuing operations	119,651	245,939

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	300,000	746,810
Proceeds from common stock issuance obligation	245,000	-
Net borrowings (repayments) under lines of credit agreements and short-term notes	869,963	(180,800)
Principal payments on debt	(186,846)	(172,454)
Payments for acquisition of treasury stock	(8,629)	(3,274)
Net cash provided by financing activities from continuing operations	1,219,488	390,282

Net increase (decrease) in cash and cash equivalents from continuing operations	(778,097)	816,066
Cash and cash equivalents at beginning of period	1,471,362	1,692,340
Cash and cash equivalents at end of period	$693,265	$2,508,406

Three Months Ended March 31,
2011	2010
Discontinued operations - SET:
Net cash provided by operations	$-	$233,359
Net cash provided by (used in) investing activities	-	(186,323)
Net cash used in financing activities	-	(47,036)
Net decrease in cash and cash equivalents from discontinued operations	-	-
Cash and cash equivalents at beginning of year from discontinued operations	-	-
Cash and cash equivalents at end of year from discontinued operations	$-	$-

Supplemental schedule of cash flow information:
Interest paid	$109,849	$128,144
Taxes paid	$-	$6,149

Non-cash transactions:
Receipt of common stock to convert promissory note due from Delta	$-	$872,352
Note payable issued for lawsuit settlement	$400,000	$-
Unrealized loss on available for sale securities	$117,000	$-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$-	$597,131
Adjustment to noncontrolling interest in Delta and BOG	$33,262	$310,906
Delta dividends declared and unpaid	$60,000	$60,000
Stock issued to related party for receivable	$-	$262,600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

American International Industries, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiary, Northeastern Plastics, Inc. ("NPI"), Delta Seaboard International, Inc. ("Delta"), in which American holds a 46.4% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 54.7% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On June 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the three months ended March 31, 2011 and net income of $3,302 for the three months ended March 31, 2010 are included in discontinued operations.  Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the three months ended March 31, 2011.

On November 11, 2010, American sold the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET") to Larry C. Shumate, President of SET, for $10,000.  SET's net loss of $368,452 for the three months ended March 31, 2010 is included in discontinued operations, net of income taxes in the consolidated statements of operations and in the consolidated statement of cash flows for the three months ended March 31, 2010.

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 32,425,832 shares of common stock, representing 45.7% of Delta's total outstanding shares. All other stockholders of Delta own 5,606,483 shares of common stock, representing 7.9% of Delta's total 70,892,250 outstanding shares.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of December 31, 2010. On September 21, 2010, American prepared a registration statement on Form S-1 in order to register the BOG shares being distributed to American’s shareholders. On April 20, 2011, American filed an amended registration statement on Form S-1/A in response to questions received from the SEC. Assuming the effectiveness of the registration statement, these shareholders will have registered free-trading shares. BOG will then be a separate reporting company, and we plan to take action in the future to quote BOG's common stock on the Over-The-Counter Bulletin Board.

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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. No dilutive securities were outstanding at March 31, 2011 and 2010.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of March 31, 2011, American did not have any significant Level 2 or 3 financial assets or liabilities. The following table provides fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of March 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,290,817	$1,290,817	$1,290,817	$-	$-
Marketable Securities - available for sale	$13,000	$13,000	$13,000	$-	$-

Subsequent Events

American has evaluated all transactions from March 31, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended March 31, 2011 and 2010, American had unrealized trading losses of $399,638 and $62,081, respectively, related to securities held on those dates.  American recorded realized gains of $142,565 and $104,311 for the three months ended March 31, 2011 and 2010, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss in the consolidated statements of operations.  At March 31, 2011, this investment was valued at $13,000, based on the closing market price of $0.01 per share on that date.  American recognized other comprehensive loss for the three months ended March 31, 2011 of $117,000 for the unrealized loss on this investment.

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

Note 3 - Inventories

Inventories consisted of the following:
	March 31, 2011	December 31, 2010
Finished goods	$6,126,913	$5,482,932
Less reserve	(49,449)	(49,439)
	$6,077,464	$5,433,493

Note 4 - Real Estate Transactions

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker. The appraised values of these properties exceeded the $4,611,233 owed to American. Values were allocated to the tracts of property based on their recent individual appraised values relative to the total appraised value. During the year ended December 31, 2010, American sold an 8 acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.  On November 22, 2010, a 17 acre tract was transferred to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 note payable balance and NPI's warehouse property loan balance of $440,381.  NPI plans to build a new and larger facility on this site to accommodate business expansion.

During the third quarter of 2009, and in connection with the guarantor’s fee described below, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. ("SWGCP") for the purchase the promissory note of Dawn Condominiums L.P.  The current balance owed on this loan is $3,600,000.  This loan is secured by 17 units of the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,901,500. As additional collateral, American pledged the 287 acres on Dickinson Bayou.  American has a note receivable of $601,300 from SWGCP at March 31, 2011, resulting from closing costs, principal and interest paid by American on the loan.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the bank loan and the balance owed to American.

During the fourth quarter of 2008, American received a 1.705 acre tract of land in Galveston County valued at $540,000 as a guarantor's extension fee.  This property is listed for sale with a broker.

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

Note 5 - Notes Receivable

Short-term notes receivable consists of the following:
	March 31, 2011	December 31, 2010
Note secured by a 2nd lien on property, interest at 3% due in semi-annual payments, principal payment due on December 31, 2011 (a)	$601,300	$601,300
Unsecured note receivable, interest at 10% due monthly, principal due on or before December 31, 2011 (b)	120,000	120,000
	721,300	721,300
Reserve due to uncertainty of collectibility	(300,000)	(300,000)
Short-term notes receivable	$421,300	$421,300

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

Long-term notes receivable consists of the following:
	March 31, 2011	December 31, 2010
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$49,781	$59,251
Note secured by 2nd lien on property of former subsidiary, SET, interest at 4% due monthly beginning July 1, 2011, principal payment due on June 1, 2014 (a)	629,205	629,205
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (b)	300,000	300,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (c)	300,000	300,000
Note secured by shares of DCP stock, interest due quarterly at 5%, principal payment due on or before June 23, 2012 (d)	-	55,000
Notes receivable	1,278,986	1,343,456
Reserve due to uncertainty of collectibility	(300,000)	(300,000)
	978,986	1,043,456
Less current portion	(39,577)	(38,892)
Long-term notes receivable	$939,409	$1,004,564

(a) Note secured by 2nd lien on property of former subsidiary, SET.  This note originated from advances and fees charged to SET during the year ended December 31, 2010, and is secured by a 2nd lien on the business operations, equipment, inventory, leasehold, trademarks, licenses, permits and / or general intangibles of SET. Stillwater National Bank is the 1st lienholder.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of March 31, 2011.

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

(d) Note secured by shares of DCP stock.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities.  Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the three months ended March 31, 2011.

At December 31, 2010, management reviewed its notes receivable for impairment.  Based on this review, American reserved a total of $600,000 due to uncertainty of collectibility.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three months ended March 31, 2011 and 2010, American recognized interest income of $1,669 and $9,195, respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2011	December 31, 2010
Land		$1,663,020	$1,663,020
Building and improvements	20	974,768	967,504
Machinery and equipment	7-15	3,560,223	3,449,237
Office equipment and furniture	7	279,944	278,871
Automobiles	5	724,013	724,013
		7,201,968	7,082,645
Less accumulated depreciation		(3,517,929)	(3,409,356)
Net property and equipment		$3,684,039	$3,673,289

Depreciation expense for the three months ended March 31, 2011 and 2010 was $109,255 and $121,121, respectively.

Note 7 - Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 consisted of goodwill of $674,539 related to the acquisition of NPI.

Note 8 - Short-term Notes Payable

	March 31, 2011	December 31, 2010
Insurance note payable with interest at 4.99% principal and interest due in monthly payments of $22,796 through May 1, 2011	$22,796	$91,183
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities	360,000	-
	$382,796	$91,183

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At March 31, 2011 and December 31, 2010, the average annual interest rates of our short-term borrowings were approximately 5.00% and 4.99%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	March 31, 2011	December 31, 2010
Revolving line of credit to a bank, which allows Delta to borrow up to $2,000,000, due in monthly payments of interest only, with interest at prime floating rate of 3.25%, with the principal balance due April 30, 2011, secured by assets of Delta. (a) (b)	$1,683,527	$1,658,527
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (b)	1,436,375	1,444,875
Revolving line of credit to a bank, which allows NPI to borrow up to $3,250,000, interest due monthly at 6.5%, principal balance due December 31, 2010, secured by assets of NPI.	-	1,239,000
Revolving line of credit to a bank, which allows NPI to borrow up to $3,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due in April 2012, secured by assets of NPI. (b)	2,083,963	-
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due in May 2011, secured by real property.	1,566,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta.	515,884	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	97,546	108,442
Other secured notes with various terms	10,864	14,797
	7,394,159	6,602,654
Less current portion	(3,564,087)	(4,794,723)
	$3,830,072	$1,807,931

(a) Delta has signed a 30-day extension on this line of credit and is in the process of renewing this note.
(b) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at March 31, 2011:

2011	$3,508,208
2012	2,385,315
2013	1,500,636
Total	$7,394,159

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

American is authorized to issue up to 50,000,000 shares of Common Stock, $0.001 par value per share, of which 1,036,800 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO.  No options are outstanding at March 31, 2011.

During the three months ended March 31, 2011, American purchased 13,300 common shares as treasury stock for $8,629.  American issued 500,000 restricted shares of common stock for cash consideration of $300,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Additionally, American received $245,000 from the Dror Family Trust for a common stock issuance obligation of 500,000 restricted shares, which were issued in April 2011 upon the receipt of the final payment of $5,000.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts.

	Three Months Ended March 31,
	2011	2010
Common shares issued for services	$507,549	$962,770
Stock options issued for services	-	-
Stock-based compensation	$507,549	$962,770

During the three months ended March 31, 2011, American and its subsidiaries issued the following shares for services:
  American issued 576,601 shares of common stock valued at $380,049 to employees, directors and third parties.
  Delta issued 2,550,000 shares of its common stock with a value of $127,500 to employees.
During the three months ended March 31, 2010, American and its subsidiaries issued the following shares for services:
  American issued 100,000 shares of common stock valued at $115,020 to employees, directors and third parties.
  Delta issued 9,607,843 shares of its common stock with a value of $847,750 to employees.
Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at March 31, 2011, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $0.3 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the three months ended March 31, 2011, NPI had one customer that accounted for 14% of revenues and 14% of trade accounts receivable, and one customer that accounted for 11% of trade accounts receivable on a consolidated basis.

Note 12 - Income Taxes

The components of the income tax provision (benefit) for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months ended March 31,
	2011		2010
Current:	$		$
Federal		-		-
State		8,491		13,780
Total current		8,491		13,780

Deferred:
Federal		-		-
State		-		-
Total deferred		-		-

Total income tax provision		$8,491		$13,780

The following table sets forth a reconciliation of the statutory federal income tax for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Income tax expense computed at statutory rate	$(445,747)	$(363,396)
Share-based compensation	172,567	327,342
Meals and entertainment	6,555	3,941
Other	-	16
Change in valuation allowance	266,625	32,097
Texas Margin Tax	8,491	13,780
	$8,491	$13,780

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of March 31, 2011 and December 31, 2010 are set out below:

	March 31, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$6,242,794	$5,935,666
Loss on discontinued operations	20,199	119,000
Unrealized loss on trading securities	135,877	-
Other	6,916	49,168
Total deferred tax assets	6,405,786	6,103,834

Deferred Tax Liabilities:
Tax depreciation in excess of books	(209,331)	(837,322)
Unrealized gains on trading securities	-	(562,898)
Other	-	(13,764)
Total deferred tax liabilities	(209,331)	(1,413,984)

Valuation allowance	(6,196,455)	(4,689,850)
Net deferred tax asset	$-	$-

American has loss carry-forwards totaling $18,420,206 available at March 31, 2011 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$1,552,323	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,626,977	2028
3,821,420	2029
593,343	2030
909,342	2031
$18,420,206

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After non-controlling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which was included in other income for the three months ended March 31, 2011.

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. In February 2010, the case was mediated and the parties attempted to settle the case. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note (note 8) with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities and is responsible for the associated $1,850,000 note payable. Delta pays a lease to Wintech by paying the interest due on the note payable. Delta has a 5,000 square foot office and warehouse facility in Louisiana which is leased from a third party at an annual rental of $18,000.

Future minimum lease payments are as follows:
Amount
Year December 31, 2011	$83,250
Year December 31, 2012	55,500
$138,750

Note 14 - Segment Information

We have two reporting segments and corporate overhead:

· Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Delta Seaboard International ("Delta") - a 46.4% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three months ended March 31,
	2011	2010
Revenues:
Northeastern Plastics	$1,601,859	$1,488,557
Delta Seaboard	2,622,699	2,238,658
Brenham Oil & Gas	450	-
Total revenues	$4,225,008	$3,727,215

Operating income (loss) from continuing operations:
Northeastern Plastics	$(132,056)	$(80,564)
Delta Seaboard	47,739	(1,294,631)
Corporate	(871,682)	(343,815)
Operating loss from continuing operations	(955,999)	(1,719,010)
Other income (expense) from continuing operations	(355,021)	650,197
Net loss from continuing operations before income tax	$(1,311,020)	$(1,068,813)

Depreciation and amortization:
Northeastern Plastics	$14,501	$14,845
Delta Seaboard	93,149	103,302
Corporate	1,605	2,974
Total depreciation and amortization	$109,255	$121,121

Interest expense:
Northeastern Plastics	$51,722	$25,189
Delta Seaboard	39,835	40,366
Corporate	27,797	61,270
Total interest expense	$119,354	$126,825

	Three months ended March 31,
	2011	2010
Capital expenditures:
Northeastern Plastics	$1,756	$-
Delta Seaboard	118,249	58,584
Corporate	-	-
Total capital expenditures	$120,005	$58,584

Non-cash transactions:
Delta
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$-	$597,131
Delta dividends declared and unpaid	$60,000	$60,000
Corporate
Unrealized loss on available for sale securities	$117,000	$-
Receipt of common stock to convert promissory note due from Delta	$-	$872,352
Adjustment to noncontrolling interest in Delta and BOG	$33,262	$310,906
Stock issued to related party for receivable	$-	$262,600
Note payable issued for lawsuit settlement	$400,000	$-

	March 31, 2011	December 31, 2010
Identifiable assets:
Northeastern Plastics	$8,587,013	$8,679,492
Delta	5,911,859	6,112,938
Corporate	9,203,000	10,859,051
Assets held for sale	163,817	239,380
Total identifiable assets	$23,865,689	$25,890,861

Note 15 - Related Party Transactions

American issued 500,000 restricted shares of common stock for cash consideration of $300,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Additionally, American received $245,000 from the Dror Family Trust for a common stock issuance obligation of 500,000 restricted shares, which were issued in April 2011 upon the receipt of the final payment of $5,000.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts.

Note 16 - Assets held for sale

On June 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss for the three months ended March 31, 2011 and net income for the three months ended March 31, 2010 are included in discontinued operations.  Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the three months ended March 31, 2011.

The carrying amounts of the major classes of assets and liabilities for DCP at March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011	December 31, 2010
Assets held for sale
Current assets held for sale:
Cash and cash equivalents	$22,240	$44,542
Accounts receivable	22,135	8,250
Accounts receivable from related parties
Inventories	104,106	166,659
Prepaid expenses and other current assets	15,336	18,546
Total current assets held for sale	163,817	237,997

Other assets	-	1,383
Total assets held for sale	$163,817	$239,380

Liabilities associated with assets held for sale
Current liabilities associated with assets held for sale:
Accounts payable and accrued expenses	$157,401	$228,554
Total current liabilities associated with assets held for sale	157,401	228,554
Long-term capital lease obligations, less current installments
Total liabilities associated with assets held for sale	$157,401	$228,554

DCP's revenues and net loss before income tax are summarized below:

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues
DCP	$246,131	$62,942
SET	-	1,206,356
Total revenues from discontinued operations	$246,131	$1,269,298
Net loss before income tax
DCP	(4,410)	3,302
SET	-	(368,452)
Net loss before income tax	$(4,410)	$(365,150)
Loss on disposal of discontinued operations	$(55,000)	$-

Note 17 - Subsequent Events

From April 1, 2011 through May 13, 2011, American paid $3,040 to repurchase 4,700 shares of its common stock for treasury and issued 228,000 for services valued at $144,440. During the three months ended March 31, 2011, American received $245,000 from the Dror Family Trust for a common stock issuance obligation of 500,000 restricted shares, which were issued in April 2011 upon the receipt of the final payment of $5,000.  Mr. Dror is not a trustee of the Dror Family Trust and he disclaims any beneficial interest in the trust.

On May 1, 2011, Delta executed a new insurance note payable for $264,590, with interest at 4.79%.  Principal and interest are due in monthly payments of $22,270 through May 1, 2012.

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

American International Industries, Inc. is a holding company and has two reporting segments and corporate overhead:

· Northeastern Plastics (NPI) - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Delta Seaboard International (Delta) - a 46.4% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry;
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

On June 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss for the three months ended March 31, 2011 and net income for the three months ended March 31, 2010 are included in discontinued operations.  Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the three months ended March 31, 2011.

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 32,425,832 shares of common stock, representing 45.7% of Delta's total outstanding shares. All other stockholders of Delta own 5,606,483 shares of common stock, representing 7.9% of Delta's total 70,892,250 outstanding shares.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended March 31, 2011 and 2010.

Net revenues.  Revenues from continuing operations were $4,225,008 for the three months ended March 31, 2011, compared to $3,727,215 for the three months ended March 31, 2010, representing an increase of $497,793, or 13.4%.  Delta's revenues increased by $384,041, or 17.2%.  Pipe sales increased by $215,604 for the three months ended March 31, 2011, compared to the same period in the prior year.  The cost of steel products decreased, allowing Delta to be more competitive in the pipe market.  More pipe was sold to end-users, affording Delta larger pipe orders with higher margins.  Rig service revenues increased by $168,437 for the three months ended March 31, 2011, compared to the same period in the prior year.  Rig service revenues have increased due to major maintenance on two rigs during 2010.  Drilling activities have significantly increased during the three months ended March 31, 2011, compared to the same period in the prior year.  NPI's revenues increased by $113,302, or 7.6%, for the three months ended March 31, 2011, compared to the same period in the prior year.  NPI's revenues increased due to the addition of several new accounts and increased orders for existing accounts.  Brenham's revenues for the three months ended March 31, 2011 were $450.

Cost of sales and margins.  Cost of sales for the three months ended March 31, 2011 was $2,228,563, compared to $2,333,423 for the three months ended March 31, 2010. Our gross margins in 2011 were 47.3%, compared to gross margins of 37.4% in 2010. The increase in margins was primarily due to higher margins on pipe sales for Delta.  Margins on pipe sales were 34% for the three months ended March 31, 2011, compared to 2% for the three months ended March 31, 2010.  The increase in margins was due to the sale of high-priced pipe from inventory during the three months ended March 31, 2010.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended March 31, 2011 were $2,952,444, compared to $3,112,802 in the prior year, representing a decrease of $160,358, or 5.2%, primarily due to a decrease in stock-based compensation.  General and administrative expenses for the three months ended March 31, 2011 included non-cash stock-based compensation of $507,549, compared to $962,770 during the three months ended March 31, 2010, of which $847,750 was for the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1 to the consolidated financial statements).  This decrease in stock-based compensation was offset by increases in selling, general and administrative expenses incurred in support of higher revenues for NPI and Delta.  Selling, general and administrative expenses for the three months ended March 31, 2011 included higher than normal legal costs related to the Botts lawsuit settlement and one-time costs incurred for Brenham to become a public company.

Loss from operations.  We had an operating loss of $955,999 for the three months ended March 31, 2011, compared to an operating loss of $1,719,010 for the three months ended March 31, 2010.

Total other income/expenses.  Other expenses were $355,021 for the three months ended March 31, 2011, compared to other income of $650,197 for the three months ended March 31, 2010.  Other expenses for the three months ended March 31, 2011 included non-cash unrealized losses on trading securities of $399,638.  Interest expense was $119,354 during the three-month period ended March 31, 2011, compared to $126,825 during the same period in the prior year.  Other income for the three months ended March 31, 2010 included the receipt of a $700,000 cash settlement for its claims in an insurance lawsuit.

Net loss.  We had a net loss from continuing operations of $1,319,511, or $0.11 per share, for the three months ended March 31, 2011, compared to a net loss of $1,082,593, or $0.08 per share, for the same period in 2010.  We had a net loss from discontinued operations of $59,410, or $0.01 per share, for the three months ended March 31, 2011, compared to a net loss of $365,150, or $0.04 per share, for the three months ended March 31, 2010. Net loss from discontinued operations for the three months ended March 31, 2011 includes DCP's net loss of $4,410 for the three months ended March 31, 2011 and $55,000 for the promissory note owed by Joe Hoover which was forgiven as part of the sale of DCP. Net loss from discontinued operations for the three months ended March 31, 2010 includes SET's net loss of $368,452 and DCP's net income of $3,302.

Our net loss was $1,378,950, or $0.12 per share, for the three months ended March 31, 2011, compared to net a net loss of $1,104,409, or $0.12 per share, for the three months ended March 31, 2010.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from the issuance of common stock of $300,000, proceeds from a common stock issuance obligation of $245,000, and net borrowings under lines of credit agreements of $869,963.

Capital expenditures for the three months ended March 31, 2011 were $120,005 compared to $58,584 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $2,117,236 for the three months ended March 31, 2011, compared to net cash provided of $179,845 for the three months ended March 31, 2010.  Net cash used in operating activities for the three months ended March 31, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Additionally, accounts payable decreased significantly due to payments made in the three months ended March 31, 2011 for expenses incurred during the three months ended December 31, 2010 in support of higher revenues at NPI.

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

For the three months ended March 31, 2011, our investing activities provided cash of $119,651, compared to $245,939 during the three months ended March 31, 2010. Our financing activities provided cash of $1,219,488 during the three months ended March 31, 2011, compared to $390,282 during the three months ended March 31, 2010.

In January 2011, NPI obtained a line of credit from Trustmark Bank in the amount of $3,000,000, which has a maturity date in April 2012.  Our subsidiary, Delta has a line of credit for $2,000,000 with Trustmark Bank, which has a maturity date in May 2011.  Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  Management plans to renew this line of credit upon expiration.  Delta has an excellent relationship with its bank and believes that they will be able to renegotiate their lines of credit at terms and conditions satisfactory to the Company.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at March 31, 2011 were $23,865,689, compared to $25,890,861 at December 31, 2010, representing a decrease of $2,025,172.  At March 31, 2011, consolidated working capital was $11,432,728, compared to working capital of $9,728,802 at December 31, 2010, representing an increase of $1,703,926.  Total assets as of March 31, 2011, included real estate held for sale of $5,825,321 (see note 4), inventories of $6,077,464, accounts receivable of $2,954,163, cash and cash equivalents of $693,265, certificates of deposit of $779,397, $1,290,817 of trading securities, $1,400,286 in notes receivable, and $3,684,039 of property and equipment.

We had total liabilities of $10,651,042 as of March 31, 2011, which included $6,820,970 of current liabilities, mainly consisting of $2,695,730 of accounts payable and accrued expenses, $3,564,087 of current installments of long-term debt, and long-term liabilities of $3,830,072, consisting of long-term debt (less current installments).

Cash flow from operations.  Net cash used in operating activities from continuing operations was $2,117,236 for the three months ended March 31, 2011, compared to net cash provided of $179,845 for the three months ended March 31, 2010.  Net cash used in operating activities for the three months ended March 31, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Our net loss from continuing operations of $1,319,511 for the three months ended March 31, 2011 included non-cash expenses of $616,804, including depreciation and amortization of $109,255 and share-based compensation of $507,549. Our net loss from continuing operations of $1,082,593 for the three months ended March 31, 2010 included non-cash expenses of $1,083,891, including depreciation and amortization of $121,121 and share-based compensation of $962,770.  Accounts receivable decreased by $1,106,458 during the three months ended March 31, 2011, compared to an increase of $219,113 during the same period in 2010.  NPI collected accounts receivable during the three months ended March 31, 2011, which resulted from significantly higher revenues during the three months ended December 31, 2010.  Our inventories increased by $643,971 for the three months ended March 31, 2011, compared to a decrease of $780,020 during the three months ended March 31, 2010.  Accounts payable decreased by $2,185,539 during the three months ended March 31, 2011, compared to a decrease of $335,768 during the same period in 2010.  The decrease in accounts payable during the three months ended March 31, 2011 included the a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  The remainder of the decrease in accounts payable was primarily due to payments made in the three months ended March 31, 2011 for expenses incurred during the three months ended December 31, 2010 in support of higher revenues at NPI.

Cash flow from investing activities. For the three months ended March 31, 2011, our investing activities provided cash of $119,651 primarily as a result of proceeds from the sale of trading securities of $242,554, offset by the purchase of property and equipment of $120,005 and loans to related parties of $10,090. Our investing activities provided cash of $245,939 during the three months ended March 31, 2010, primarily as a result of proceeds from the sale of trading securities of $617,220, offset by loans to related parties of $241,079, the purchase of trading securities of $74,208, and the purchase of property and equipment of $58,584.

Cash flow from financing activities. Our financing activities provided cash of $1,219,488 during the three months ended March 31, 2011, primarily as a result of proceeds from the issuance of common stock of $300,000, proceeds from a common stock issuance obligation of $245,000, and net borrowings under lines of credit agreements of $869,963, offset by payments on debt of $186,846.  During the three months ended March 31, 2010, our financing activities provided cash of $390,282, primarily as a result of proceeds from the issuance of common stock of $746,810, offset by payments on debt and net repayments under lines of credit agreements of $353,254.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. In February 2010, the case was mediated and the parties attempted to settle the case. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note (note 8) with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.

There are no other updates to any legal proceedings previously disclosed.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, American purchased 13,300 common shares as treasury stock for $8,629.  American issued 500,000 restricted shares of common stock for cash consideration of $300,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

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
  Dated:  May 13, 2011

/s/ SHERRY L. MCKINZEY
  CHIEF FINANCIAL OFFICER
  Dated:  May 13, 2011