Form 10-Q
period 2011-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2011-08-15
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At August 15, 2011, the Registrant had 14,759,369 shares of common stock outstanding and 1,000 shares of preferred stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$481,518	$1,471,362
Certificates of deposit	781,736	777,119
Trading securities	1,238,053	1,790,444
Accounts receivable, less allowance for doubtful accounts
of $63,479 and $78,187, respectively	3,333,320	4,060,621
Receivable from related parties	568,876	-
Short-term notes receivable	421,300	421,300
Current portion of notes receivable	40,145	38,892
Inventories, net	5,874,551	5,433,493
Real estate held for sale	5,600,321	5,600,321
Prepaid expenses and other current assets	468,775	253,534
Assets held for sale	-	237,997
Total current assets	18,808,595	20,085,083

Long-term notes receivable, less current portion	929,205	1,004,564
Real estate held for sale	225,000	225,000
Property and equipment, net of accumulated depreciation and amortization	3,704,669	3,673,289
Goodwill	674,539	674,539
Marketable securities - available for sale	19,500	130,000
Other assets	42,479	97,003
Assets held for sale	-	1,383
Total assets	$24,403,987	$25,890,861
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,775,183	$3,571,269
Bank overdrafts	155,109	-
Margin loans	156,328	-
Accrued lawsuit settlement	-	1,650,000
Short-term notes payable	542,700	91,183
Accounts and notes payable to related parties	20,956	20,552
Current installments of long-term debt	5,254,375	4,794,723
Liabilities associated with assets held for sale	-	228,554
Total current liabilities	8,904,651	10,356,281

Long-term debt, less current installments	1,672,203	1,807,931
Total liabilities	10,576,854	12,164,212

Commitments and contingencies	-	-

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 50,000,000 authorized;
15,057,926 and 10,971,325 shares issued, respectively
14,670,269 and 10,604,868 shares outstanding, respectively	15,058	10,972
Additional paid-in capital	36,406,807	34,271,654
Accumulated deficit	(21,731,784)	(19,806,883)
Accumulated other comprehensive loss	(1,385,500)	(1,275,000)
Less treasury stock, at cost; 387,657 and 366,457 shares, respectively	(568,195)	(554,428)
Total American International Industries, Inc. equity	12,736,387	12,646,315
Noncontrolling interest	1,090,746	1,080,334
Total equity	13,827,133	13,726,649
Total liabilities and equity	$24,403,987	$25,890,861
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$5,006,029	$4,758,595	$9,231,037	$8,485,810
Costs and expenses:
Cost of sales	2,999,218	3,018,531	5,227,781	5,351,954
Selling, general and administrative	2,400,085	2,120,048	5,352,529	5,232,850
Total operating expenses	5,399,303	5,138,579	10,580,310	10,584,804

Operating loss	(393,274)	(379,984)	(1,349,273)	(2,098,994)

Other income (expenses):
Interest and dividend income	8,101	17,360	13,697	37,771
Gain on sale of assets	-	781,204	-	781,204
Delta lawsuit settlement	-	-	-	700,000
Consulting service income	-	1,370,000	-	1,370,000
Realized gains (losses) on the sale of trading securities	(401,655)	214,003	(259,090)	318,314
Unrealized gains (losses) on trading securities	316,170	(139,975)	(83,468)	(202,056)
Interest expense	(124,999)	(102,132)	(244,353)	(228,957)
Other income	29,932	81,617	45,742	95,998
Total other income (expense)	(172,451)	2,222,077	(527,472)	2,872,274

Net income (loss) before income tax	(565,725)	1,842,093	(1,876,745)	773,280
Income tax expense	7,756	36,451	16,247	50,231
Net income (loss) from continuing operations, net of income taxes	(573,481)	1,805,642	(1,892,992)	723,049
Income (loss) on disposal of discontinued operations	5,000	-	(50,000)	-
Loss from discontinued operations, net of income taxes	-	(362,491)	(4,410)	(727,641)
Net income (loss)	(568,481)	1,443,151	(1,947,402)	(4,592)
Net loss attributable to the noncontrolling interest	22,530	69,867	22,501	413,201
Net income (loss) attributable to American International Industries, Inc.	$(545,951)	$1,513,018	$(1,924,901)	$408,609
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.04)	$0.19	$(0.16)	$0.12
Discontinued operations	0.00	(0.04)	(0.00)	(0.08)
Total	$(0.04)	$0.15	$(0.16)	$0.04

Weighted average common shares - basic and diluted	12,947,596	10,005,069	12,177,693	9,622,579

Comprehensive income (loss)
Net income (loss)	$(568,481)	$1,443,151	$(1,947,402)	$(4,592)
Unrealized gain (loss) on marketable securities	6,500	180,000	(110,500)	180,000
Total comprehensive income (loss)	(561,981)	1,623,151	(2,057,902)	175,408
Comprehensive loss attributable to the noncontrolling interest	22,530	69,867	22,501	413,201
Comprehensive income (loss) attributable to American International Industries, Inc.	$(539,451)	$1,693,018	$(2,035,401)	$588,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,947,402)	$(4,592)
Loss from discontinued operations, net of income taxes	(54,410)	(727,641)
Net income (loss) from continuing operations	(1,892,992)	723,049
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	236,670	235,449
Share-based compensation	771,308	1,037,610
Shares received for consulting services	-	(1,370,000)
Gain on sale of assets	-	(781,204)
Realized (gains) losses on the sale of trading securities	259,090	(318,314)
Unrealized losses on trading securities	83,468	202,056
Change in operating assets and liabilities:
Accounts receivable	727,301	(1,324,967)
Inventories	(441,058)	977,382
Prepaid expenses and other current assets	79,191	45,996
Other assets	6,515	-
Accounts payable and accrued expenses	(2,154,669)	100,927
Net cash used in operating activities from continuing operations	(2,325,176)	(472,016)

Cash flows from investing activities from continuing operations:
Purchase of trading securities	(951,427)	(1,191,610)
Proceeds from sale of trading securities	1,161,260	1,134,221
Proceeds from sale of equity investment	-	42,100
Proceeds from sale of real estate held for sale	-	943,500
Proceeds from sale of property and equipment	-	340,445
Purchase of property and equipment	(220,041)	(94,308)
Purchase of real estate held for resale	-	(29,557)
Redemption of certificate of deposit	-	325,000
Investment in certificate of deposit	(4,617)	(512,701)
Proceeds from notes receivable	19,106	17,818
Loans to related parties	(90)	(98,136)
Net cash provided by investing activities from continuing operations	4,191	876,772

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	903,000	1,015,200
Net borrowings under lines of credit agreements and short-term notes	620,463	257,199
Bank overdrafts	155,109	-
Proceeds from margin loans	156,328	-
Principal payments on debt	(489,992)	(1,571,538)
Payments for acquisition of treasury stock	(13,767)	(3,274)
Net cash provided by (used in) financing activities from continuing operations	1,331,141	(302,413)

Net increase (decrease) in cash and cash equivalents from continuing operations	(989,844)	102,343
Cash and cash equivalents at beginning of period	1,471,362	1,692,340
Cash and cash equivalents at end of period	$481,518	$1,794,683

Six Months Ended June 30,
2011	2010
Discontinued operations - SET:
Net cash provided by operations	$-	$263,483
Net cash provided by (used in) investing activities	-	(197,834)
Net cash used in financing activities	-	(65,649)
Net decrease in cash and cash equivalents from discontinued operations	-	-
Cash and cash equivalents at beginning of year from discontinued operations	-	-
Cash and cash equivalents at end of year from discontinued operations	$-	$-

Supplemental schedule of cash flow information:
Interest paid	$234,095	$126,668
Taxes paid	$36,000	$11,699

Non-cash transactions:
Receipt of common stock to convert promissory note due from Delta	$-	$872,352
Note payable issued for lawsuit settlement	$400,000	$-
Unrealized loss on available for sale securities	$110,500	$-
Note receivable issued for common stock of DCP	$-	$55,000
Unrealized gain on available for sale securities	$-	$180,000
Real property received in foreclosure on note receivable	$-	$66,304
Issuance of note receivable for interest receivable balance	$-	$100,000
Financing of prepaid insurance	$244,970	$250,753
Fixed assets placed in service reclassified from other assets	$48,009	$-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$-	$597,131
Adjustment to noncontrolling interest in Delta and BOG	$33,262	$305,197
Delta dividends declared and unpaid	$120,000	$120,000
Stock issued to related party for receivable	$568,382	$-
Preferred stock issued to officer as guarantor fee	$49,463	$-
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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), Delta Seaboard International, Inc. ("Delta"), in which American holds a 46.4% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 54.7% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On June 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the six months ended June 30, 2011, and net loss of $2,371 and net income of $931 for the three and six months ended June 30, 2010, respectively, are included in discontinued operations.  During the three months ended June 30, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the three and six months ended June 30, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the six months ended June 30, 2011.

On November 11, 2010, American sold the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET") to Larry C. Shumate, President of SET, for $10,000.  SET's net loss of $360,120 and $728,572 for the three and six months ended June 30, 2010, respectively, are included in discontinued operations, net of income taxes in the consolidated statements of operations and in the consolidated statement of cash flows for the six months ended June 30, 2010.

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

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 54,680,074 shares of Brenham's common stock, representing about 55% of the outstanding shares as of June 30, 2011. The resale registration statement of Brenham was declared effective by the SEC on May 16, 2011. This registration statement registered 10,279,019 shares of Brenham common stock issued to American shareholders as a dividend on July 21, 2010. BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning August 2011.

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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. No dilutive securities were outstanding at June 30, 2011 and 2010.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of June 30, 2011, American did not have any significant Level 2 or 3 financial assets or liabilities. The following table provides fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of June 30, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,238,053	$1,238,053	$-	$-	$-
Marketable Securities - available for sale	$19,500	$19,500	$-	$-	$-

Subsequent Events

American has evaluated all transactions from June 30, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended June 31, 2011 and 2010, American had unrealized trading gains of $316,170 and losses of $139,975, respectively, related to securities held on those dates.  American recorded realized losses of $401,655 and gains of $214,003 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 31, 2011 and 2010, American had unrealized trading losses of $83,468 and $202,056, respectively, related to securities held on those dates.  American recorded realized losses of $259,090 and gains of $318,314 for the six months ended June 30, 2011 and 2010, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss in the consolidated statements of operations.  At June 30, 2011, this investment was valued at $19,500, based on the closing market price of $0.015 per share on that date.  American recognized other comprehensive gain for the three months ended June 30, 2011 of $6,500, and other comprehensive loss for the six months ended June 30, 2011 of $110,500, for the unrealized loss on this investment.

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

Note 3 - Inventories

Inventories consisted of the following:
	June 30, 2011	December 31, 2010
Finished goods	$5,880,553	$5,482,932
Less reserve	(6,002)	(49,439)
	$5,874,551	$5,433,493

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

During the third quarter of 2009, and in connection with the guarantor’s fee described below, Texas Community Bank made a loan for $3,850,000 to Southwest Gulf Coast Properties, Inc. ("SWGCP") for the purchase of the promissory note of Dawn Condominiums L.P.  The current balance owed on this loan is $3,600,000.  This loan is secured by 17 units of the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,901,500. As additional collateral, American pledged the 287 acres on Dickinson Bayou.  American has a note receivable of $601,300 from SWGCP at June 30, 2011, resulting from closing costs, principal and interest paid by American on the loan.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the bank loan and the balance owed to American.

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

Note 5 - Notes Receivable

Short-term notes receivable consists of the following:
	June 30, 2011	December 31, 2010
Note secured by a 2nd lien on property, interest at 3% due in semi-annual payments, principal payment due on December 31, 2011 (a)	$601,300	$601,300
Unsecured note receivable, interest at 10% due monthly, principal due on or before December 31, 2011 (b)	120,000	120,000
	721,300	721,300
Reserve due to uncertainty of collectibility	(300,000)	(300,000)
Short-term notes receivable	$421,300	$421,300

(a) Note secured by a 2nd lien on property. This note was issued for $601,300. This note is secured by a 2nd lien on the Dawn Condominiums, located in Galveston, Texas, with an appraised value of over $3,901,500. This note was previously owed by SWGCP resulting from closing costs, principal and interest paid by American on the SWGCP loan at Texas Community Bank, the 1st lienholder on these condominium units. The current balance owed on the Texas Community Bank loan is $3,600,000. In February, SWGCP obtained a judgment against Kentner Shell for $4,193,566 for matters related to these condominiums.  On June 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  This note plus $120,000 in accounts receivable now are owed to American by Kentner Shell, who has agreed to a proposal to pay American $725,000 over a period of thirty-six months.  American anticipates an agreement to be finalized in August 2011.  This property is listed for sale with a broker.  Until the properties are sold, rental income from the condominium units will be used to pay interest on the bank loan and the balance owed to American.

(b) Unsecured note receivable due December 31, 2011.  This note is owed by Lakeland Partners III, L.P., and is personally guaranteed by one of its principals.

Long-term notes receivable consists of the following:
	June 30, 2011	December 31, 2010
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 5, 2012	$40,145	$59,251
Note secured by 2nd lien on property of former subsidiary, SET, interest at 4% due monthly beginning July 1, 2011, principal payment due on June 1, 2014 (a)	629,205	629,205
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (b)	300,000	300,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (c)	300,000	300,000
Note secured by shares of DCP stock, interest due quarterly at 5%, principal payment due on or before June 23, 2012 (d)	-	55,000
Notes receivable	1,269,350	1,343,456
Reserve due to uncertainty of collectibility	(300,000)	(300,000)
	969,350	1,043,456
Less current portion	(40,145)	(38,892)
Long-term notes receivable	$929,205	$1,004,564

(a) Note secured by 2nd lien on property of former subsidiary, SET.  This note originated from advances and fees charged to SET during the year ended December 31, 2010, and is secured by a 2nd lien on the business operations, equipment, inventory, leasehold, trademarks, licenses, permits and / or general intangibles of SET. Stillwater National Bank is the 1st lienholder.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of June 30, 2011.

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

(d) Note secured by shares of DCP stock.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities.  Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss on discontinued operations for the six months ended June 30, 2011.

At December 31, 2010, management reviewed its notes receivable for impairment.  Based on this review, American reserved a total of $600,000 due to uncertainty of collectibility. American believes this reserve remains appropriate at June 30, 2011.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and six months ended June 30, 2011 and 2010, American recognized interest income of $815, $4,965, $2,484 and $14,160 respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2011	December 31, 2010
Land		$1,663,020	$1,663,020
Building and improvements	20	975,768	967,504
Machinery and equipment	7-15	3,706,726	3,449,237
Office equipment and furniture	7	280,486	278,871
Automobiles	5	724,013	724,013
		7,350,013	7,082,645
Less accumulated depreciation		(3,645,344)	(3,409,356)
Net property and equipment		$3,704,669	$3,673,289

During the six months ended June 30, 2011, assets of $48,009 were placed in service and reclassed from other assets to property and equipment.  Depreciation expense for the three and six months ended June 30, 2011 and 2010 was $127,415, $114,328, $236,670 and $235,449, respectively.

Note 7 - Intangible Assets

Intangible assets at June 30, 2011 and December 31, 2010 consisted of goodwill of $674,539 related to the acquisition of NPI.

Note 8 - Short-term Notes Payable

	June 30, 2011	December 31, 2010
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$-	$91,183
Insurance note payable with interest at 4.79%, principal and interest due in monthly payments of $22,270 through May 1, 2012	222,700	-
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities	320,000
	$542,700	$91,183

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At June 30, 2011 and December 31, 2010, the average annual interest rates of our short-term borrowings were approximately 3.59% and 4.99%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	June 30, 2011	December 31, 2010
Revolving line of credit to a bank, which allows Delta to borrow up to $2,700,000, due in monthly payments of interest only, with interest at prime floating rate of 3.25%, with the principal balance due April 30, 2012, secured by assets of Delta. (a) (b)	$1,633,527	$1,658,527
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	1,428,281	1,444,875
Revolving line of credit to a bank, which allows NPI to borrow up to $3,250,000, interest due monthly at 6.5%, principal balance due December 31, 2010, secured by assets of NPI.	-	1,239,000
Revolving line of credit to a bank, which allows NPI to borrow up to $3,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due in April 2012, secured by assets of NPI. (a)	1,884,463	-
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due in May 2012, secured by real property.	1,410,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta.	476,894	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	86,571	108,442
Other secured notes with various terms	6,842	14,797
	6,926,578	6,602,654
Less current portion	(5,254,375)	(4,794,723)
	$1,672,203	$1,807,931

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.
(b) During the three months ended June 30, 2011, this line of credit was renewed and the limit was increased from $2,000,000 to $2,700,000.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at June 30, 2011:

2011	$1,576,767
2012	3,817,451
2013	1,532,360
Total	$6,926,578

Note 10 - Capital Stock and Stock Options

American is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.001 par value per share, of which 1,000 shares are presently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has previously personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on the balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount will be amortized to expense over the remaining terms of these loans.

The Series A Preferred Stock, as amended, has the right to vote in aggregate, on all shareholder matters votes equal to 30% of the total shareholder vote on any and all shareholder matters. The Series A Preferred Stock will be entitled to this 30% voting right no matter how many shares of common stock or other voting stock of American are issued or outstanding in the future. For example, if there are 10,000 shares of American’s common stock issued and outstanding at the time of a shareholder vote, the holder of the Series A Preferred Stock (Mr. Dror), voting separately as a class, will have the right to vote an aggregate of 4,286 shares, out of a total number of 14,286 shares voting.  Additionally, American shall not adopt any amendments to American’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock.

American is authorized to issue up to 50,000,000 shares of Common Stock, $0.001 par value per share, of which 1,036,800 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO.

During the six months ended June 30, 2011, American purchased 21,200 common shares as treasury stock for $13,767.  American issued 1,300,000 restricted shares of common stock for cash consideration of $719,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas (the “Property”) to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011, and American recorded a related party receivable for this transaction of $520,382, the original cost to KDT of this property. American has received an appraisal of the Property from an independent third-party appraiser which concluded that the Property had an estimated fair market value of approximately $1,900,000. The purchase of the Property closed on July 9, 2011, and American recorded the land at $520,382 and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the Property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

On June 24, 2011, American issued 100,000 stock warrants to American's President, Mr. S. Scott Gaille, with an exercise price of $0.60 per share, expiring in 2 years, valued at $46,559 and recorded as share-based compensation.

American estimated the fair value of each stock option at the grant date as $0.47 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2011 as follows:
June 24, 2011
Dividend yield	0.00%
Expected volatility	104.50%
Risk free interest	0.75%
Expected lives	2 years

A summary of the status of American's stock options to employees for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price		Intrinsic Value
Outstanding and exercisable as of December 31, 2010	-	$	N/A
Granted	100,000		0.60
Exercised	-		N/A
Canceled / Expired	-		N/A
Outstanding and exercisable as of June 30, 2011	100,000		$0.60	$-

Stock-based compensation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common shares issued for services	$217,200	$74,840	$724,749	$1,037,610
Stock options issued for services	46,559	-	46,559	-
Stock-based compensation	$263,759	$74,840	$771,308	$1,037,610

During the three and six months ended June 30, 2011, American and its subsidiaries issued the following shares for services:
  American issued 350,000 and 926,601 shares of common stock valued at $217,200 and $597,249, respectively, to employees, directors and third parties.
  Delta issued 0 and 2,550,000 shares of its common stock with a value of $0 and $127,500, respectively, to employees.
During the three and six months ended June 30, 2010, American and its subsidiaries issued the following shares for services:
  American issued 56,000 and 156,000 shares of common stock valued at $63,840 and $178,860, respectively, to employees, directors and third parties.
  Delta issued 200,000 and 9,807,843 shares of its common stock with a value of $11,000 and $858,750, respectively, to employees and former officers.
During the six months ended June 30, 2011, Delta declared preferred dividends of $120,000 which were accrued and unpaid.

Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at June 30, 2011, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $0.3 million. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the six months ended June 30, 2011, NPI had one customer that accounted for 20% of revenues and 19% of trade accounts receivable on a consolidated basis. As of June 30, 2011, Delta had one customer that accounted for 11% of trade accounts receivable on a consolidated basis.

Note 12 - Income Taxes

The components of the income tax provision for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months ended June 30,				Six Months ended June 30,
	2011		2010		2011		2010
Current:	$		$		$		$
Federal		-		-		-		-
State		7,756		36,451		16,247		50,231
Total current		7,756		36,451		16,247		50,231

Deferred:
Federal		-		-		-		-
State		-		-		-		-
Total deferred		-		-		-		-

Total income tax provision		$7,756		$36,451		$16,247		$50,231

The following table sets forth a reconciliation of the statutory federal income tax for the three and six months ended June 30, 2011 and 2010:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Income tax expense computed at statutory rate	$(221,469)	$626,311	$(667,216)	$262,915
Share-based compensation	110,078	25,445	282,645	352,787
Meals and entertainment	4,995	12,452	11,550	16,393
Other	-	211	-	227
Change in valuation allowance	106,396	(664,419)	373,021	(632,322)
Texas Margin Tax	7,756	36,451	16,247	50,231
	$7,756	$36,451	$16,247	$50,231

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of June 30, 2011 and December 31, 2010 are set out below:

	June 30, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$6,361,089	$5,935,666
Loss on discontinued operations	18,499	119,000
Unrealized loss on trading securities	28,367	-
Other	15,952	49,168
Total deferred tax assets	6,423,907	6,103,834

Deferred Tax Liabilities:
Tax depreciation in excess of books	(418,661)	(837,322)
Unrealized gains on trading securities	-	(562,898)
Other	-	(13,764)
Total deferred tax liabilities	(418,661)	(1,413,984)

Valuation allowance	(6,005,246)	(4,689,850)
Net deferred tax asset	$-	$-

American has loss carry-forwards totaling $18,771,227 available at June 30, 2011 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$1,552,323	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,626,977	2028
3,821,420	2029
593,343	2030
1,260,363	2031
$18,771,227

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After non-controlling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which was included in other income for the six months ended June 30, 2010.

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

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities and is responsible for the associated $1,750,000 note payable. Delta pays rent to Wintech by paying the 5.75% interest due on the note payable along with the monthly lease payments of $9,250, which expire on June 30, 2012. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

Future minimum lease payments are as follows:
Amount
Year December 31, 2011	$114,813
Year December 31, 2012	174,125
$288,938

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
· American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.
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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Northeastern Plastics	$2,418,810	$2,713,513	$4,020,669	$4,202,070
Delta Seaboard	2,586,998	2,045,082	5,209,697	4,283,740
Brenham Oil & Gas	221	-	671	-
Total revenues	$5,006,029	$4,758,595	$9,231,037	$8,485,810

Operating income (loss) from continuing operations:
Northeastern Plastics	$103,402	$189,472	$(28,654)	$108,908
Delta Seaboard	(1,302)	(130,553)	46,437	(1,425,184)
AITP	(697)		(697)
Corporate	(494,677)	(438,903)	(1,366,359)	(782,718)
Operating loss from continuing operations	(393,274)	(379,984)	(1,349,273)	(2,098,994)
Other income (expense) from continuing operations	(172,451)	2,222,077	(527,472)	2,872,274
Net income (loss) from continuing operations before income tax	$(565,725)	$1,842,093	$(1,876,745)	$773,280

Depreciation and amortization:
Northeastern Plastics	$14,621	$14,846	$29,122	$29,691
Delta Seaboard	111,236	97,009	204,385	200,311
Corporate	1,558	2,473	3,163	5,447
Total depreciation and amortization	$127,415	$114,328	$236,670	$235,449

Interest expense:
Northeastern Plastics	$51,071	$25,714	$102,793	$50,903
Delta Seaboard	35,699	44,899	75,534	85,265
Corporate	38,229	31,519	66,026	92,789
Total interest expense	$124,999	$102,132	$244,353	$228,957

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Capital expenditures:
Northeastern Plastics	$541	$1,126	$2,297	$1,126
Delta Seaboard	99,495	34,598	217,744	93,182
Corporate	-	-	-	-
Total capital expenditures	$100,036	$35,724	$220,041	$94,308

Non-cash transactions:
Delta
Accounts payable and dividends payable assumed in Delta reverse merger transaction			$-	$597,131
Delta dividends declared and unpaid			$120,000	$120,000
Financing of prepaid insurance			$244,970	$250,753
Fixed assets placed in service reclassified from other assets			$48,009	$-
Corporate
Unrealized loss on available for sale securities			$110,500	$-
Receipt of common stock to convert promissory note due from Delta			$-	$872,352
Adjustment to noncontrolling interest in Delta and BOG			$33,262	$305,197
Note receivable issued for common stock of DCP			$-	$55,000
Unrealized gain on available for sale securities			$-	$180,000
Real property received in foreclosure on note receivable			$-	$66,304
Issuance of note receivalbe for interest receivable balance			$-	$100,000
Note payable issued for lawsuit settlement			$400,000	$-
Stock issued to related party for receivable			$568,382	$-

	June 30, 2011	December 31, 2010
Identifiable assets:
Northeastern Plastics	$8,499,613	$8,679,492
Delta	6,274,367	6,112,938
AITP	5,736,639	-
Corporate	3,893,368	10,859,051
Assets held for sale	-	239,380
Total identifiable assets	$24,403,987	$25,890,861

Note 15 - Related Party Transactions

During the six months ended June 30, 2011, American issued 1,300,000 restricted shares of common stock for cash consideration of $719,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas (the “Property”) to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011, and American recorded a related party receivable for this transaction of $520,382, the original cost to KDT of this property. American has received an appraisal of the Property from an independent third-party appraiser which concluded that the Property had an estimated fair market value of approximately $1,900,000. The purchase of the Property closed on July 9, 2011, and American recorded the land at $520,382 and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the Property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

Note 16 - Assets held for sale

On June 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the six months ended June 30, 2011, and net loss of $2,371 and net income of $931 for the three and six months ended June 30, 2010, respectively, are included in discontinued operations.  During the three months ended June 30, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the three and six months ended June 30, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the six months ended June 30, 2011.

The carrying amounts of the major classes of assets and liabilities for DCP at December 31, 2010 are summarized below:

December 31, 2010
Assets held for sale
Current assets held for sale:
Cash and cash equivalents	$44,542
Accounts receivable	8,250
Accounts receivable from related parties
Inventories	166,659
Prepaid expenses and other current assets	18,546
Total current assets held for sale	237,997

Other assets	1,383
Total assets held for sale	$239,380

Liabilities associated with assets held for sale
Current liabilities associated with assets held for sale:
Accounts payable and accrued expenses	$228,554
Total current liabilities associated with assets held for sale	228,554
Long-term capital lease obligations, less current installments
Total liabilities associated with assets held for sale	$228,554

DCP's revenues and net loss before income tax are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
DCP	$-	$298,907	$246,131	$361,849
SET	-	1,367,052	-	2,573,408
Total revenues from discontinued operations	$-	$1,665,959	$246,131	$2,935,257
Net loss before income tax
DCP	-	(2,371)	(4,410)	931
SET	-	(360,120)	-	(728,572)
Net loss before income tax	$-	$(362,491)	$(4,410)	$(727,641)
Loss on disposal of discontinued operations	$5,000	$-	$(50,000)	$-

Note 17 - Subsequent Events

From July 1, 2011 through August 15, 2011, American paid $3,929 to repurchase 6,900 shares of its common stock for treasury and issued 96,000 shares valued at $43,200 to employees, directors and third parties for services.

On July 22, 2011, Brenham entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of oil producing property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012.

From July 1, 2011 through August 15, 2011, Brenham issued 4,500,000 shares of its common stock for services to employees, directors and third parties, and 4,000,000 shares of its common stock to American, for services.

On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. If Delta elects to prepay VOMF $175,000 before the end of business on September 30, 2011, VOMF will consider this amount as full consideration for the payment of this note. If Delta fails to timely make the monthly payments, VOMF has the option to maintain ownership of the preferred stock, retain any and all previously paid installments, terminate the agreement, and not have waived the dividends. It is the intent of Delta to make full payment to VOMF by September 30, 2011.

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
· American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.
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

On June 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the six months ended June 30, 2011, and net loss of $2,371 and net income of $931 for the three and six months ended June 30, 2010, respectively, are included in discontinued operations.  During the three months ended June 30, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the three and six months ended June 30, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the six months ended June 30, 2011.

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

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and six months ended June 30, 2011 and 2010.

Net revenues. For the three months ended June 30, 2011, revenues from continuing operations were $5,006,029, compared to $4,758,595 for the three months ended June 30, 2010, representing an increase of $247,434, or 5.2%.  Revenues from continuing operations were $9,231,037 for the six months ended June 30, 2011, compared to $8,485,810 for the six months ended June 30, 2010, representing an increase of $745,227, or 8.8%.

NPI's revenues during the three months ended June 30, 2011 were $2,418,810, compared to $2,713,513 for the three months ended June 30, 2010, representing a decrease of $294,703, or 10.9%.  NPI's revenues were $4,020,669 for the six months ended June 30, 2011, compared to $4,202,070 for the six months ended June 30, 2010, representing a decrease of $181,401, or 4.3%.  NPI's revenues decreased primarily because of lower revenues with one of its principal customers. NPI has added several new customers to replace this business and expects to add additional medium to large customers during the rest of the year.

During the three months ended June 30, 2011, Delta had revenues of $2,586,998, compared to $2,045,082 during the three-month period ended June 30, 2010, representing an increase of $541,916, or 26.5%. During the six months ended June 30, 2011, Delta had revenues of $5,209,697, compared to $4,283,740 during the six-month period ended June 30, 2010, representing an increase of $925,957, or 21.6%.  Rig service revenues increased for the three and six months ended June 30, 2011, compared to the same period in the prior year by $477,126 and $645,563, respectively.  Rig service revenues have increased due to major maintenance on two rigs during 2010.  These rigs are operating in 2011.  Pipe sales increased for the three and six months ended June 30, 2011, compared to the same period in the prior year by $64,790 and $280,394, respectively.

For the three and six months ended June 30, 2011, Brenham's revenues were $221 and $671, respectively.

Cost of sales and margins.  Cost of sales for the three months ended June 30, 2011 was $2,999,218, compared to $3,018,531 for the three months ended June 30, 2010, representing a decrease of $19,313, or 0.1%.  Cost of sales for the six months ended June 30, 2011 was $5,227,781, compared to $5,351,954 for the six months ended June 30, 2010, representing a decrease of $124,173, or 2.3%.  Cost of sales decreased due to lower revenues at NPI, partially offset by an increase in cost of sales associated with higher pipe sales at Delta.  Margins for the three months ended June 30, 2011 were 40%, compared to 37% for the three months ended June 30, 2010.  Margins for the six months ended June 30, 2011 were 43%, compared to 37% for the six months ended June 30, 2010.  The primary reason for the increase in margins is due to higher margins on pipe sales at Delta. Margins on pipe sales were 27% for the six months ended June 30, 2011, compared to 17% for the six months ended June 30, 2010. The increase in margins was due to the sale of high-priced pipe from inventory during the six months ended June 30, 2010.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended June 30, 2011 was $2,400,085, compared to $2,120,048 for the three months ended June 30, 2010, representing an increase of $280,037, or 13.2%.  Non-cash stock-based compensation for the three months ended June 30, 2011 was $263,759, compared to $74,840 for the three months ended June 30, 2010, representing an increase of $188,919, of which $106,559 ($60,000 in restricted shares of common stock and $46,559 in stock warrants) was compensation to S. Scott Gaille, who was appointed President of American on June 24, 2011.  Delta's selling, general and administrative expenses increased in support of higher rig revenues. Selling, general and administrative expense for the six months ended June 30, 2011 was $5,352,529, compared to $5,232,850 for the six months ended June 30, 2010, representing an increase of $119,679, or 2.3%. Non-cash stock-based compensation for the six months ended June 30, 2011 was $771,308, compared to $1,037,610 for the six months ended June 30, 2010, representing a decrease of $266,302.  For the six months ended June 30, 2010, $847,750 in stock-based compensation was to the executive officers of Delta in consideration for extending their employment agreements (as described in Note 1 to the consolidated financial statements). This decrease in stock-based compensation was offset by increases in selling, general and administrative expenses incurred in support of higher rig revenues for Delta. Selling, general and administrative expenses for the six months ended June 30, 2011 included higher than normal legal costs related to the Botts lawsuit settlement. Selling, general and administrative expenses for Brenham for the six months ended June 30, 2011 were $61,616 and consisted of travel, consulting, and legal expenses associated with one-time costs incurred for Brenham to become a public company and consulting fees to locate oil and gas properties.

Income (Loss) from operations. Our operating loss for the three months ended June 30, 2011 was $393,274, compared to $379,984 for the three months ended June 30, 2010. Our operating losses for the six months ended June 30, 2011 and 2010 were $1,349,273 and $2,098,994, respectively.

Total other income/expenses. Other expenses were $172,451 for the three months ended June 30, 2011, compared to other income of $2,222,077 for the three months ended June 30, 2010, representing a decrease of $2,394,528 from the prior period. Other expenses were $527,472 for the six months ended June 30, 2011, compared to other income of $2,872,274 for the six months ended June 30, 2010, representing a decrease of $3,399,746 from the prior period. Other income for the three and six months ended June 30, 2010 includes non-cash compensation for consulting services of $1,370,000. The Company received 1,000,000 restricted shares of ADB International Group, Inc. common stock valued at $1.37 per share for these consulting services.  Other income for the three and six months ended June 30, 2010 included gains on the sale of assets of $781,204.  During the three months ended June 30, 2010, American sold an 8 acre tract of land with a book value of $175,480 for $340,445 and recognized a $164,965 gain for this transaction, see Note 4. During the three months ended June 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 and the purchaser assumed the $943,500 note payable on the property. American recognized a $520,763 gain for this transaction.  On June 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note. American recorded a $74,814 gain on sale of assets for this transaction.  Additionally, other income for the six months ended June 30, 2010 included the receipt of $700,000 by Delta as a cash settlement for its claims in an insurance lawsuit.

Net income/loss. We had a net loss from continuing operations of $573,481, or $0.04 per share, for the three months ended June 30, 2011, compared to net income of $1,805,642, or $0.19 per share, for the same period in 2010.  We had a net loss from continuing operations of $1,892,992, or $0.16 per share, for the six months ended June 30, 2011, compared to net income of $723,049, or $0.12 per share, for the same period in 2010.  We had net income from discontinued operations of $5,000 for the proceeds received for the sale of DCP, or $0.00 per share, for the three months ended June 30, 2011, compared to a net loss of $362,491 or $0.04 per share, for the three months ended June 30, 2010.  Net loss from discontinued operations for the three months ended June, 2010 includes SET's net loss of $360,120 and DCP's net loss of $2,371.  We had a net loss from discontinued operations of $54,410, or $0.00 per share, for the six months ended June 30, 2011, compared to a net loss of $727,641 or $0.08 per share, for the six months ended June 30, 2010.  Net loss from discontinued operations for the six months ended June 30, 2011 includes DCP's net loss of $4,410 for the six months ended June 30, 2011, $55,000 for the promissory note owed by Joe Hoover which was forgiven as part of the sale of DCP, offset by the $5,000 received for the sale.  Net loss from discontinued operations for the six months ended June, 2010 includes SET's net loss of $728,572 and DCP's net income of $931.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements primarily from proceeds from the issuance of common stock of $903,000 and net borrowings under lines of credit agreements of $620,463.

Capital expenditures for the six months ended June 30, 2011 were $220,041 compared to $94,308 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $2,325,176 for the six months ended June 30, 2011, compared to $472,016 for the six months ended June 30, 2010.  Net cash used in operating activities for the six months ended June 30, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Additionally, accounts payable decreased significantly due to payments made in the six months ended June 30, 2011 for expenses incurred during the six months ended December 31, 2010 in support of higher revenues at NPI.

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

For the six months ended June 30, 2011, our investing activities provided cash of $4,191, compared to $876,772 during the six months ended June 30, 2010. Our financing activities provided cash of $1,331,141 during the six months ended June 30, 2011, compared to net cash used of $302,413 during the six months ended June 30, 2010.

In January 2011, NPI obtained a line of credit from Trustmark Bank in the amount of $3,000,000, which has a maturity date in April 2012.  In May 2011, Delta renewed its line of credit from Trustmark Bank in the amount of $2,700,000 which has a maturity date in April 2012.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at June 30, 2011 were $24,403,987, compared to $25,890,861 at December 31, 2010, representing a decrease of $1,486,874.  At June 30, 2011, consolidated working capital was $9,903,944, compared to working capital of $9,728,802 at December 31, 2010, representing an increase of $175,142.  Total assets as of June 30, 2011, included real estate held for sale of $5,825,321 (see note 4), inventories of $5,874,551, accounts receivable of $3,333,320, cash and cash equivalents of $481,518, certificates of deposit of $781,736, $1,238,053 of trading securities, $1,390,650 in notes receivable, and $3,704,669 of property and equipment.

We had total liabilities of $10,576,854 as of June 30, 2011, which included $8,904,651 of current liabilities, mainly consisting of $2,775,183 of accounts payable and accrued expenses (including non-cash accrued stock dividends of $915,000), bank overdrafts of $155,109, margin loans of $156,328, $542,700 of short-term notes payable, and $5,254,375 of current installments of long-term debt, and long-term liabilities of $1,672,203, consisting of long-term debt (less current installments).

Cash flow from operations.  Net cash used in operating activities from continuing operations was $2,325,176 for the six months ended June 30, 2011, compared to $472,016 for the six months ended June 30, 2010.  Net cash used in operating activities for the six months ended June 30, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Our net loss from continuing operations of $1,892,992 for the six months ended June 30, 2011 included non-cash expenses of $1,007,978, including depreciation and amortization of $236,670 and share-based compensation of $771,308. Our net income from continuing operations of $723,049 for the six months ended June 30, 2010 included non-cash income of $2,151,204, including shares received for consulting services of $1,370,000 and gains on disposals of assets of $781,204.  Non-cash expenses included in net income were $1,273,059, including depreciation and amortization of $235,449 and share-based compensation of $1,037,610.  Accounts receivable decreased by $727,301 during the six months ended June 30, 2011, compared to an increase of $1,324,967 during the same period in 2010.  NPI collected accounts receivable during the six months ended June 30, 2011, which resulted from significantly higher revenues during the six months ended December 31, 2010.  Our inventories increased by $441,058 for the six months ended June 30, 2011, compared to a decrease of $977,382 during the six months ended June 30, 2010.  Accounts payable decreased by $2,154,669 during the six months ended June 30, 2011, compared to an increase of $100,927 during the same period in 2010.  The decrease in accounts payable during the six months ended June 30, 2011 included the a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  The remainder of the decrease in accounts payable was primarily due to payments made in the six months ended June 30, 2011 for expenses incurred during the six months ended December 31, 2010 in support of higher revenues at NPI.

Cash flow from investing activities. For the six months ended June 30, 2011, our investing activities provided cash of $4,191 primarily as a result of proceeds from the sale of trading securities of $1,161,260, offset by purchases of trading securities of $951,427 and the purchase of property and equipment of $220,041. Our investing activities provided cash of $876,772 during the six months ended June 30, 2010, primarily as a result of proceeds from the sale of trading securities of $1,134,221, proceeds from the sale of real estate held for sale of $943,500 and from the sale of property and equipment of $340,445, offset by purchases of trading securites of $1,191,610, loans to related parties of $98,136 and the purchase of property and equipment of $94,308.

Cash flow from financing activities. Our financing activities provided cash of $1,331,141 during the six months ended June 30, 2011, primarily as a result of proceeds from the issuance of common stock of $903,000, net borrowings under lines of credit agreements of $620,463, bank overdrafts of $155,109, and margin loans of $156,328, offset by payments on debt of $489,992.  During the six months ended June 30, 2010, our financing activities used cash of $302,413, primarily as a result of payments on debt of $1,571,538, offset by proceeds from the issuance of common stock of $1,015,200 and net borrowings under lines of credit agreements of $257,199.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no updates to any legal proceedings previously disclosed.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2011, American purchased 21,200 common shares as treasury stock for $13,767.  American issued 1,300,000 restricted shares of common stock for cash consideration of $719,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas (the “Property”) to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011, and American recorded a related party receivable for this transaction of $520,382, the original cost to KDT of this property. American has received an appraisal of the Property from an independent third-party appraiser which concluded that the Property had an estimated fair market value of approximately $1,900,000. The purchase of the Property closed on July 9, 2011, and American recorded the land at $520,382 and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the Property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has previously personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on the balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount will be amortized to expense over the remaining terms of these loans.

The Series A Preferred Stock, as amended, has the right to vote in aggregate, on all shareholder matters votes equal to 30% of the total shareholder vote on any and all shareholder matters. The Series A Preferred Stock will be entitled to this 30% voting right no matter how many shares of common stock or other voting stock of American are issued or outstanding in the future. For example, if there are 10,000 shares of American’s common stock issued and outstanding at the time of a shareholder vote, the holder of the Series A Preferred Stock (Mr. Dror), voting separately as a class, will have the right to vote an aggregate of 4,286 shares, out of a total number of 14,286 shares voting.  Additionally, American shall not adopt any amendments to American’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
  Dated:  August 15, 2011

/s/ SHERRY L. MCKINZEY
  CHIEF FINANCIAL OFFICER
  Dated:  August 15, 2011