Form 10-Q
period 2011-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2011-11-14
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 14, 2011, the Registrant had 15,076,585 shares of common stock outstanding and 1,000 shares of preferred stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$711,976	$1,471,362
Certificates of deposit	-	777,119
Trading securities	223,436	1,790,444
Accounts receivable, less allowance for doubtful accounts
of $74,851 and $78,187, respectively	5,468,771	4,060,621
Receivable from related parties	494	-
Short-term notes receivable	3,958,566	421,300
Current portion of notes receivable	30,338	38,892
Inventories, net	4,773,011	5,433,493
Real estate held for sale	6,120,703	5,600,321
Prepaid expenses and other current assets	365,658	253,534
Assets held for sale	-	237,997
Total current assets	21,652,953	20,085,083

Long-term receivables, less current portion	1,443,138	1,004,564
Real estate held for sale	-	225,000
Oil & gas properties - unproved	16,800	-
Property and equipment, net of accumulated depreciation and amortization	3,752,087	3,673,289
Goodwill	674,539	674,539
Marketable securities - available for sale	8,450	130,000
Other assets	47,881	97,003
Assets held for sale	-	1,383
Total assets	$27,595,848	$25,890,861
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$3,759,720	$3,571,269
Bank overdrafts	44,621	-
Accrued lawsuit settlement	-	1,650,000
Short-term notes payable	361,609	91,183
Accounts and notes payable to related parties	8,251	20,552
Current installments of long-term debt	5,237,856	4,794,723
Liabilities associated with assets held for sale	-	228,554
Total current liabilities	9,412,057	10,356,281

Long-term debt, less current installments	1,657,739	1,807,931
Total liabilities	11,069,796	12,164,212

Commitments and contingencies	-	-

	September 30, 2011	December 31, 2010
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 50,000,000 authorized;
15,499,142 and 10,971,325 shares issued, respectively
15,089,085 and 10,604,868 shares outstanding, respectively	15,499	10,972
Additional paid-in capital	36,865,407	34,271,654
Stock subscription receivable	(74,000)	-
Accumulated deficit	(19,245,556)	(19,806,883)
Accumulated other comprehensive loss	(1,396,550)	(1,275,000)
Less treasury stock, at cost; 410,057 and 366,457 shares, respectively	(577,216)	(554,428)
Total American International Industries, Inc. equity	15,587,585	12,646,315
Noncontrolling interest	938,467	1,080,334
Total equity	16,526,052	13,726,649
Total liabilities and equity	$27,595,848	$25,890,861
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues	$7,346,982	$9,458,245	$16,578,019	$17,944,055
Costs and expenses:
Cost of sales	4,461,083	6,860,318	9,688,864	12,212,272
Selling, general and administrative	3,380,699	2,251,973	8,733,228	7,484,823
Total operating expenses	7,841,782	9,112,291	18,422,092	19,697,095

Gain (loss) on sale of assets	3,513,824	(20,662)	3,513,824	760,542

Operating income (loss)	3,019,024	325,292	1,669,751	(992,498)

Other income (expenses):
Interest and dividend income	1,553	23,824	15,250	61,595
Delta lawsuit settlement	-	-	-	700,000
Consulting service income	-	-	-	1,370,000
Realized losses on the sale of trading securities	(534,320)	(414,607)	(793,410)	(96,293)
Unrealized gains on trading securities	289,425	360,937	205,957	158,881
Interest expense	(105,767)	(113,764)	(350,120)	(342,721)
Other income (expense)	(55,200)	4,168	(9,458)	100,166
Total other income (expense)	(404,309)	(139,442)	(931,781)	1,951,628

Income from continuing operations before income tax	2,614,715	185,850	737,970	959,130
Income tax expense	133,348	1,123	149,595	51,354
Net income from continuing operations	2,481,367	184,727	588,375	907,776
Loss on disposal of discontinued operations	-	-	(50,000)	-
Loss from discontinued operations, net of income taxes	-	(352,021)	(4,410)	(1,079,662)
Net income (loss)	2,481,367	(167,294)	533,965	(171,886)
Net loss (income) attributable to the noncontrolling interest	4,861	(2,555)	27,362	410,646
Net income (loss) attributable to American International Industries, Inc.	$2,486,228	$(169,849)	$561,327	$238,760
Net income (loss) per common share - basic and diluted:
Continuing operations	$0.17	$0.01	$0.04	$0.13
Discontinued operations	0.00	(0.03)	(0.00)	(0.11)
Total	$0.17	$(0.02)	$0.04	$0.02

Weighted average common shares - basic and diluted	14,832,445	10,080,504	13,072,335	9,780,898

Comprehensive income (loss)
Net income (loss)	$2,481,367	$(167,294)	$533,965	$(171,886)
Unrealized loss on marketable securities	(11,050)	(500,000)	(121,550)	(320,000)
Total comprehensive income (loss)	2,470,317	(667,294)	412,415	(491,886)
Comprehensive loss (income) attributable to the noncontrolling interest	4,861	(2,555)	27,362	410,646
Comprehensive income (loss) attributable to American International Industries, Inc.	$2,475,178	$(669,849)	$439,777	$(81,240)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$533,965	$(171,886)
Loss from discontinued operations, net of income taxes	(54,410)	(1,079,662)
Net income from continuing operations	588,375	907,776
Adjustments to reconcile net income from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	351,163	349,273
Share-based compensation	1,284,627	1,174,803
Amortization of guarantor fee	12,032	-
Shares received for consulting services	-	(1,370,000)
Gain on sale of assets	(3,513,824)	(760,542)
Realized losses on the sale of trading securities	793,410	96,293
Unrealized gains on trading securities	(205,957)	(158,881)
Change in operating assets and liabilities:
Accounts receivable	(1,306,092)	(5,979,278)
Inventories	660,482	207,086
Prepaid expenses and other current assets	170,277	169,615
Other assets	1,068	-
Accounts payable and accrued expenses	(1,238,535)	4,036,082
Net cash used in operating activities from continuing operations	(2,402,974)	(1,327,773)

Cash flows from investing activities from continuing operations:
Purchase of trading securities	(1,596,475)	(649,207)
Proceeds from sale of trading securities	2,576,030	792,013
Proceeds from sale of equity investment	-	20,000
Proceeds from sale of real estate held for sale	-	943,500
Proceeds from sale of property and equipment	37,000	340,445
Purchase of property and equipment	(305,955)	(131,777)
Purchase of real estate held for resale	-	(29,557)
Redemption of certificate of deposit	250,000	625,000
Investment in certificate of deposit	(5,381)	(519,243)
Proceeds from notes receivable	109,980	26,963
Loans from (to) related parties, net	(12,795)	211,615
Net cash provided by investing activities from continuing operations	1,052,404	1,629,752

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	977,001	1,015,200
Proceeds from issuance of common stock of subsidiary	-	22,100
Net borrowings under lines of credit agreements and short-term notes	595,963	541,620
Bank overdrafts	44,621	-
Payment of deemed dividends on VOMF settlement	(50,000)	-
Principal payments on debt	(953,518)	(1,718,337)
Payments for acquisition of treasury stock of subsidiary	(95)	-
Payments for acquisition of treasury stock	(22,788)	(5,174)
Net cash provided by (used in) financing activities from continuing operations	591,184	(144,591)

Net increase (decrease) in cash and cash equivalents from continuing operations	(759,386)	157,388
Cash and cash equivalents at beginning of period	1,471,362	1,692,340
Cash and cash equivalents at end of period	$711,976	$1,849,728

Nine Months Ended September 30,
2011	2010
Discontinued operations - SET:
Net cash provided by operations	$-	$29,205
Net cash used in investing activities	-	(10,386)
Net cash used in financing activities	-	(18,819)
Net decrease in cash and cash equivalents from discontinued operations	-	-
Cash and cash equivalents at beginning of year from discontinued operations	-	-
Cash and cash equivalents at end of year from discontinued operations	$-	$-

Supplemental schedule of cash flow information:
Interest paid	$348,741	$333,020
Taxes paid	$73,751	$47,479

Non-cash investing and financing transactions:
Receipt of common stock to convert promissory note due from Delta	$-	$872,352
Note payable issued for lawsuit settlement	$400,000	$-
Unrealized loss on available for sale securities	$121,550	$320,000
Note receivable issued for common stock of DCP	$-	$55,000
Real property received in foreclosure on note receivable	$-	$66,304
Issuance of note receivable for interest receivable balance	$-	$100,000
Financing of prepaid insurance	$244,970	$250,753
Fixed assets placed in service reclassified from other assets	$48,009	$-
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$-	$597,131
Adjustment to noncontrolling interest in Delta and BOG	$29,935	$295,279
Delta dividends declared and unpaid	$180,000	$180,000
Stock issued to related party for receivable	$74,000	$-
Stock issued to related party for real estate	$520,382	$-
Financing of fixed assets	$75,952	$-
VOMF settlement recorded as deemed dividend for Delta	$250,000	$-
SET receivable from foreclosure of certificate of deposit	$532,500	$-
Issuance of BOG stock for oil & gas properties	$8,400	$-
Contingent consideration for issuance of BOG stock for oil & gas properties	$8,400	$-
Preferred stock issued to officer as guarantor fee	$49,463	$-
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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), Delta Seaboard International, Inc. ("Delta"), in which American holds a 46.4% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 49% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On September 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the nine months ended September 30, 2011, and net loss of $2,371 and net income of $931 for the three and nine months ended September 30, 2010, respectively, are included in discontinued operations.  During the nine months ended September 30, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the three and nine months ended September 30, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the nine months ended September 30, 2011.

On November 11, 2010, American sold the assets and associated liabilities of its wholly-owned subsidiary, Shumate Energy Technologies, Inc. ("SET") to Larry C. Shumate, President of SET, for $10,000.  SET's net loss of $360,120 and $728,572 for the three and nine months ended September 30, 2010, respectively, are included in discontinued operations, net of income taxes in the consolidated statements of operations and in the consolidated statement of cash flows for the nine months ended September 30, 2010.

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

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas and an oil field in Abine, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 49% of the outstanding shares as of September 30, 2011. The resale registration statement of Brenham was declared effective by the SEC on May 16, 2011. This registration statement registered 10,279,019 shares of Brenham common stock issued to American shareholders as a dividend on July 21, 2010. BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three and nine months ended September 30, 2011, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 100,000 options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of September 30, 2011, American did not have any significant Level 2 or 3 financial assets or liabilities. The following table provides fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of September 30, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$233,436	$233,436	$-	$-	$-
Marketable Securities - available for sale	$8,450	$8,450	$-	$-	$-

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,790,444	$1,790,444	$-	$-	$-
Marketable Securities - available for sale	$130,000	$130,000	$-	$-	$-

Oil & gas properties - unproved

Currently, oil & gas properties owned by Brenham have minimal production to maintain the lease and are considered unproved.  Management will assess the appropriate method of accounting to use for amortization, successful efforts or full cost, once these properties have been proved.

Subsequent Events

American has evaluated all transactions from September 30, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended September 31, 2011 and 2010, American had unrealized trading gains of $289,425 and $360,937, respectively, related to securities held on those dates.  American recorded realized losses of $534,320 and $414,607 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 31, 2011 and 2010, American had unrealized trading gains of $205,957 and $158,881, respectively, related to securities held on those dates.  American recorded realized losses of $793,410 and $96,293 for the nine months ended September 30, 2011 and 2010, respectively.

On September 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss in the consolidated statements of operations.  At September 30, 2011, this investment was valued at $8,450, based on the closing market price of $0.0065 per share on that date.  American recognized other comprehensive loss for the three months and nine months ended September 30, 2011 and 2010 of $11,050, 500,000, $121,550 and 320,000, respectively, for the unrealized loss on this investment.

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

Note 3 - Inventories

Inventories consisted of the following:
	September 30, 2011	December 31, 2010
Finished goods	$4,779,013	$5,482,932
Less reserve	(6,002)	(49,439)
	$4,773,011	$5,433,493

Note 4 - Real Estate Transactions

On September 30, 2011, AITP sold the 287-acre property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, for consideration of $3,701,824 in the form of a secured note receivable of $3,599,766 and interest receivable of $102,058. This note receivable is fully collateralized by a 1st lien on 17 condominium units at the waterfront Dawn Condominium complex located in Galveston, Texas, having an appraised value of $3,901,500.  A sale of all 17 units is currently being negotiated.  American and TXCB ("the parties") have signed a sales proceeds sharing agreement for the 287-acre property.  In accordance with the sales proceeds sharing arrangement, if the 287-acre property is sold by TXCB at a minimum price of $5,000,000 to an unrelated third party on or before December 31, 2013, American will receive the difference between the first $5,000,000 in sales proceeds and $3,100,000 or $1,900,000.  In the event that the sales price of the 287-acre property exceeds $5,000,000 such amount over the $5,000,000 consideration shall be divided on a 50/50 basis between American and TXCB, in addition to the $1,900,000.  The settlement has resulted in a net gain of $3,476,824, which does not include the value of the sale proceeds sharing agreement.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas (the “Property”) to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the Property from an independent third-party appraiser which concluded that the Property had an estimated fair market value of approximately $1,900,000. The purchase of the Property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the Property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker. The appraised values of these properties exceeded the $4,611,233 owed to American. Values were allocated to the tracts of property based on their recent individual appraised values relative to the total appraised value. During the three months ended September 30, 2010, American sold an 8-acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.  On November 22, 2010, a 17-acre tract was transferred to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 note payable balance and NPI's warehouse property loan balance of $440,381.  NPI plans to build a new and larger facility on this site to accommodate business expansion.

During the fourth quarter of 2008, American received a 1.705-acre tract of land in Galveston County valued at $540,000 as a guarantor's extension fee.  This property is listed for sale with a broker.

During 2007, American purchased for investment a 174-acre tract of land in Waller County, Texas for $1,684,066. This property is listed for sale with a real estate broker.  American has engaged an independent broker on an exclusive basis to sell the property.  This property is not going to be developed by nor is it being held as inventory by American.

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

Note 5 - Notes and other receivables

Short-term notes receivable consists of the following:
	September 30, 2011	December 31, 2010
Note secured by a 1st lien on property, interest at the greater of prime plus 1% or 4.25% due monthly, principal due on or before September 30, 2012 (a)	$3,599,766	$-
Unsecured note receivable, interest at 3% due in semi-annual payments, principal due on or before October 1, 2014 (b)	596,300	601,300
Unsecured note receivable, interest at 3%, principal and interest due on December 10, 2011 (c)	62,500
Unsecured note receivable, interest at 10% due monthly, principal due on or before December 31, 2011 (c)	-	120,000
	4,258,566	721,300
Reserve due to uncertainty of collectability	(300,000)	(300,000)
Short-term notes receivable	$3,958,566	$421,300

(a) Note secured by a 1st lien on property.  On September 30, 2011, AITP sold the 287 acre property located in Dickinson, Texas, to TXCB as part of a settlement of lawsuit claims that American had against TXCB, for consideration of $3,701,824 in the form of a secured note receivable of $3,599,766 and interest receivable of $102,058 (note 4). This note receivable is fully collateralized by a 1st lien on 17 condominium units at the waterfront Dawn Condominium complex located in Galveston, Texas, having an appraised value of $3,901,500.  A sale of all 17 units is currently being negotiated.

(b) Unsecured note receivable due October 1, 2014. This note was issued for $601,300. This note was previously owed by SWGCP resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On June 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  In September 2011, American and Shell entered into an agreement whereby Shell will make quarterly payments in the amount of $100,000, beginning April 1, 2012.  Further, in the event that Shell pays $400,000 on or before October 1, 2012, the debt will be considered paid in full.  In the event that Shell pays $500,000 on or before October 1, 2013, the debt will be considered paid in full.  American has not specifically discounted this note due to the $300,000 reserve due to uncertainty of collectability which has been recorded for short-term notes receivable.

(c) Unsecured note receivable due December 10, 2011.  This note replaces the $120,000 note previously owed by Lakeland Partners III, L.P.  In September 2011, American and Shell entered into an agreement whereby the $120,000 note was paid in full for the consideration of $62,500 in cash and a new note agreement for $62,500, due in full with interest on December 10, 2011.  Proceeds from the cash payment in the amount of $5,000 were applied to the note discussed in (b) above.

Long-term receivables consists of the following:
	September 30, 2011	December 31, 2010
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through September 5, 2012	$30,338	$59,251
Unsecured note from former subsidiary, SET, interest at 4% due monthly beginning July 1, 2011, principal payment due on June 1, 2014 (a)	629,205	629,205
Unsecured receivable from former subsidiary, SET, no terms (a)	513,933	-
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (b)	300,000	300,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (c)	300,000	300,000
Note secured by shares of DCP stock, interest due quarterly at 5%, principal payment due on or before September 23, 2012 (d)	-	55,000
Notes receivable	1,773,476	1,343,456
Reserve due to uncertainty of collectability	(300,000)	(300,000)
	1,473,476	1,043,456
Less current portion	(30,338)	(38,892)
Long-term notes receivable	$1,443,138	$1,004,564

(a) Unsecured receivables from former subsidiary, SET.  This note originated from advances and fees charged to SET during the year ended December 31, 2010.  Stillwater National Bank is the 1st lienholder.  In August 2011, $513,933 was added to the balance owed by SET.  SET owed a note to a bank that was secured by a certificate of deposit held by American.  The bank foreclosed on the certificate of deposit to pay the note balance.  Currently, SET is in Chapter 11 bankruptcy proceedings and American and SET have entered into a non-binding letter of intent and have presented a proposal for the full payment of this debt for consideration by the court.  These bankruptcy proceedings are ongoing as of September 30, 2011 and through the date of this filing.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of September 30, 2011.

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

(d) Note secured by shares of DCP stock.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities.  Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss on discontinued operations for the nine months ended September 30, 2011.

At December 31, 2010, management reviewed its notes receivable for impairment.  Based on this review, American reserved a total of $600,000 due to uncertainty of collectability. American believes this reserve remains appropriate at September 30, 2011.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and nine months ended September 30, 2011 and 2010, American recognized interest income of $646, $7,307, $3,130 and $21,467, respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2011	December 31, 2010
Land		$1,663,020	$1,663,020
Building and improvements	20	975,768	967,504
Machinery and equipment	7-15	3,791,805	3,449,237
Office equipment and furniture	7	279,128	278,871
Automobiles	5	759,131	724,013
		7,468,852	7,082,645
Less accumulated depreciation		(3,716,765)	(3,409,356)
Net property and equipment		$3,752,087	$3,673,289

During the nine months ended September 30, 2011, assets of $48,009 were placed in service and reclassified from other assets to property and equipment.  Depreciation expense for the three and nine months ended September 30, 2011 and 2010 was $114,493, $113,824, $351,163 and $349,273, respectively.

Note 7 - Intangible Assets

Intangible assets at September 30, 2011 and December 31, 2010 consisted of goodwill of $674,539 related to the acquisition of NPI.

Note 8 - Short-term Notes Payable

	September 30, 2011	December 31, 2010
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$-	$91,183
Insurance note payable with interest at 4.79%, principal and interest due in monthly payments of $22,270 through May 1, 2012	155,890	-
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	140,000	-
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities	65,719	-
	$361,609	$91,183

(a) On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. If Delta elects to prepay VOMF $120,000 of the balance due on or before the end of business on November 15, 2011, VOMF will consider this amount as full consideration for the payment of this note. If Delta fails to timely make the monthly payments, VOMF has the option to maintain ownership of the preferred stock, retain any and all previously paid installments, terminate the agreement, and not have waived the dividends. It is the intent of Delta to make full payment to VOMF by November 15, 2011. The consideration of $250,000 has been recorded as a deemed dividend.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At September 30, 2011 and December 31, 2010, the average annual interest rates of our short-term borrowings were approximately 2.97% and 4.99%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	September 30, 2011	December 31, 2010
Revolving line of credit to a bank, which allows Delta to borrow up to $2,700,000, due in monthly payments of interest only, with interest at prime floating rate of 3.25%, with the principal balance due April 30, 2012, secured by assets of Delta. (a) (b)	$1,673,527	$1,658,527
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	1,420,035	1,444,875
Revolving line of credit to a bank, which allows NPI to borrow up to $3,250,000, interest due monthly at 6.5%, principal balance due December 31, 2010, secured by assets of NPI.	-	1,239,000
Revolving line of credit to a bank, which allows NPI to borrow up to $3,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due in April 2012, secured by assets of NPI. (a)	1,819,963	-
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due in May 2012, secured by real property.	1,410,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through March 2013, secured by assets of Delta.	431,241	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	64,464	108,442
Other secured notes with various terms, secured by the assets of Delta	76,365	14,797
	6,895,595	6,602,654
Less current portion	(5,237,856)	(4,794,723)
	$1,657,739	$1,807,931

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

Principal repayment provisions of long-term debt are as follows at September 30, 2011:

2011	$85,292
2012	5,221,771
2013	1,557,678
2014	18,988
2015	11,866
Total	$6,895,595

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on the balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.

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

During the nine months ended September 30, 2011, American purchased 43,600 common shares as treasury stock for $22,788  American issued 1,545,216 restricted shares of common stock for cash consideration of $793,000 and a receivable of $26,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas (the “Property”) to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the Property from an independent third-party appraiser which concluded that the Property had an estimated fair market value of approximately $1,900,000. The purchase of the Property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the Property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

On June 24, 2011, American issued 100,000 stock warrants to American's President, Mr. S. Scott Gaille, with an exercise price of $0.60 per share, expiring in 2 years, valued at $46,559 and recorded as share-based compensation.

American estimated the fair value of each stock warrant at the grant date as $0.47 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2011 as follows:
September 24, 2011
Dividend yield	0.00%
Expected volatility	104.50%
Risk free interest	0.75%
Expected lives	2 years

A summary of the status of American's stock warrant to employees for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price		Intrinsic Value
Outstanding and exercisable as of December 31, 2010	-	$	N/A
Granted	100,000		0.60
Exercised	-		N/A
Canceled / Expired	-		N/A
Outstanding and exercisable as of September 30, 2011	100,000		$0.60	$-

Stock-based compensation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common shares issued for services	$513,319	$137,193	$1,238,068	$1,174,803
Stock options issued for services	-	-	46,559	-
Stock-based compensation	$513,319	$137,193	$1,284,627	$1,174,803

During the three and nine months ended September 30, 2011, American and its subsidiaries issued the following shares for services:
  American issued 196,000 and 1,122,601 shares of common stock valued at $78,200 and $675,449, respectively, to employees, directors and third parties.
  American issued 1,460,000 restricted shares of common stock with a fair market value of $919,800 for property with an original cost of $520,382 to a related party, and recorded the difference as share-based compensation of $399,418.
  Delta issued 0 and 2,550,000 shares of its common stock with a value of $0 and $127,500, respectively, to employees.
  BOG issued 4,500,000 shares of its common stock with a value of $18,900 to employees, directors and third parties.
During the three and nine months ended September 30, 2010, American and its subsidiaries issued the following shares for services:
  American issued 102,000 and 258,000 shares of common stock valued at $92,760 and $271,620, respectively, to employees, directors and third parties.
  Delta issued 0 and 9,807,843 shares of its common stock with a value of $0 and $858,750, respectively, to employees and former officers.
  BOG issued 21,500,000 shares of its common stock with a value of $44,433 to employees.
On July 22, 2011, BOG entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which BOG acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The Agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of BOG common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. This property is on the balance sheet as "Oil & gas properties - unproved" for $16,800, and a contingent liability has been recorded for $8,400 for the potential issuance of the additional restricted shares.

During the nine months ended September 30, 2011, Delta declared preferred dividends of $180,000 which were accrued and unpaid.

Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at September 30, 2011, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $7,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the nine months ended September 30, 2011, NPI had one customer that accounted for 24% of revenues and 23% of trade accounts receivable on a consolidated basis.

Note 12 - Income Taxes

The components of the income tax provision for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
Federal	$-	$-	$-	$-
State	133,348	1,123	149,595	51,354
Total current	133,348	1,123	149,595	51,354

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred	-	-	-	-

Total income tax provision	$133,348	$1,123	$149,595	$51,354

The following table sets forth a reconciliation of the statutory federal income tax for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax expense computed at statutory rate	$918,126	$63,189	$250,910	$326,104
Share-based compensation	154,128	46,646	436,773	399,433
Meals and entertainment	6,142	3,079	17,692	19,472
Other	-	-	-	227
Change in valuation allowance	(1,078,396)	(112,914)	(705,375)	(745,236)
Texas margin tax	133,348	1,123	149,595	51,354
	$133,348	$1,123	$149,595	$51,354

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of September 30, 2011 and December 31, 2010 are set out below:

	September 30, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$5,891,498	$5,935,666
Loss on discontinued operations	18,499	119,000
Book depreciation in excess of tax	522,524	-
Other	4,388	49,168
Total deferred tax assets	6,436,909	6,103,834

Deferred Tax Liabilities:
Tax depreciation in excess of books	-	(837,322)
Gain on exchange of property for note receivable	(1,182,120)	-
Unrealized gains on trading securities	(70,025)	(562,898)
Other	-	(13,764)
Total deferred tax liabilities	(1,252,145)	(1,413,984)

Valuation allowance	(5,184,764)	(4,689,850)
Net deferred tax asset	$-	$-

American has loss carry-forwards totaling $18,210,628 available at September 30, 2011 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$1,388,093	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
80,092	2027
3,413,803	2028
3,742,891	2029
3,420,762	2030
$18,210,628

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After non-controlling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which was included in other income for the nine months ended September 30, 2010.

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

American International Industries, Inc. v. Rubicon Financial Incorporated. On November 27, 2007, American acquired 1,000,000 restricted shares of Rubicon Financial Incorporated’s (OTCBB: RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000. On August 19, 2011, American received a default judgment for fraud and breach of contract against Rubicon in the amount of $2,000,000 plus accrued interest at 5%.

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities and is responsible for the associated $1,750,000 note payable. Delta pays rent to Wintech by paying the 5.75% interest due on the note payable. American is a guarantor on this note and has an agreement with Wintech for a 50% profit participation for the sale of this property over the amount owed on the note. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

Future minimum lease payments are as follows:
Amount
Year December 31, 2011	$33,300
Year December 31, 2012	77,700
Year December 31, 2013	11,100
$122,100

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
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas ("BOG"), a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 58,680,074 shares of common stock, representing 49% of BOG’s total outstanding shares.

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Northeastern Plastics	$4,404,716	$7,032,493	$8,425,385	$11,234,563
Delta Seaboard	2,941,919	2,424,500	8,151,616	6,708,240
Brenham Oil & Gas	347	1,252	1,018	1,252
Total revenues	$7,346,982	$9,458,245	$16,578,019	$17,944,055

Operating income (loss) from continuing operations:
Northeastern Plastics	$421,686	$685,634	$393,032	$794,542
Delta Seaboard	52,508	66,871	98,945	(1,438,313)
AITP	-	-	(697)	-
Corporate	(968,994)	(406,551)	(2,335,353)	(1,109,269)
Gain (loss) on sale of assets	3,513,824	(20,662)	3,513,824	760,542
Operating income (loss) from continuing operations	3,019,024	325,292	1,669,751	(992,498)
Other income (expense) from continuing operations	(404,309)	(139,442)	(931,781)	1,951,628
Net income from continuing operations before income tax	$2,614,715	$185,850	$737,970	$959,130

Depreciation and amortization:
Northeastern Plastics	$14,543	$14,859	$43,665	$44,550
Delta Seaboard	98,444	97,014	302,829	297,325
Corporate	1,506	1,951	4,669	7,398
Total depreciation and amortization	$114,493	$113,824	$351,163	$349,273

Interest expense:
Northeastern Plastics	$50,383	$31,440	$153,176	$82,343
Delta Seaboard	38,802	31,726	114,336	116,991
Corporate	16,582	50,598	82,608	143,387
Total interest expense	$105,767	$113,764	$350,120	$342,721

Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011	2010
Capital expenditures:
Northeastern Plastics	$836	$433	$3,133	$1,559
Delta Seaboard	85,078	37,036	302,822	130,218
Total capital expenditures	$85,914	$37,469	$305,955	$131,777

Non-cash investing and financing transactions:
Delta
Accounts payable and dividends payable assumed in Delta reverse merger transaction			$-	$597,131
Delta dividends declared and unpaid			$180,000	$180,000
Financing of prepaid insurance			$244,970	$250,753
Fixed assets placed in service reclassified from other assets			$48,009	$-
Financing of fixed assets			$75,952	$-
VOMF settlement recorded as deemed dividend for Delta			$250,000	$-
BOG
Issuance of BOG stock for oil & gas properties			$8,400	$-
Contingent consideration for issuance of BOG stock for oil & gas properties			$8,400	$-
Corporate
Unrealized loss on available for sale securities			$121,550	$320,000
Receipt of common stock to convert promissory note due from Delta			$-	$872,352
Adjustment to noncontrolling interest in Delta and BOG			$29,935	$295,279
Note receivable issued for common stock of DCP			$-	$55,000
Real property received in foreclosure on note receivable			$-	$66,304
Issuance of note receivable for interest receivable balance			$-	$100,000
Note payable issued for lawsuit settlement			$400,000	$-
Stock issued to related party for receivable			$74,000	$-
Stock issued to related party for real estate			$520,382	$-
SET receivable from closure of certificate of deposit			$532,500	$-

	September 30, 2011	December 31, 2010
Identifiable assets:
Northeastern Plastics	$9,236,595	$8,679,492
Delta	6,370,771	6,112,938
AITP	9,733,845	-
Corporate	2,254,637	10,859,051
Assets held for sale	-	239,380
Total identifiable assets	$27,595,848	$25,890,861

Note 15 - Related Party Transactions

During the nine months ended September 30, 2011, American purchased 43,600 common shares as treasury stock for $22,788.  American issued 1,545,216 restricted shares of common stock for cash consideration of $793,000 and a receivable of $26,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

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

Note 16 - Assets held for sale

On September 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the nine months ended September 30, 2011, and net loss of $2,371 and net income of $931 for the three and nine months ended September 30, 2010, respectively, are included in discontinued operations.  During the three months ended September 30, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the three and nine months ended September 30, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the nine months ended September 30, 2011.

The carrying amounts of the major classes of assets and liabilities for DCP at December 31, 2010 are summarized below:

December 31, 2010
Assets held for sale
Current assets held for sale:
Cash and cash equivalents	$44,542
Accounts receivable	8,250
Accounts receivable from related parties
Inventories	166,659
Prepaid expenses and other current assets	18,546
Total current assets held for sale	237,997

Other assets	1,383
Total assets held for sale	$239,380

Liabilities associated with assets held for sale
Current liabilities associated with assets held for sale:
Accounts payable and accrued expenses	$228,554
Total current liabilities associated with assets held for sale	228,554
Long-term capital lease obligations, less current installments
Total liabilities associated with assets held for sale	$228,554

DCP's revenues and net loss before income tax are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
DCP	$-	$303,379	$246,131	$665,228
SET	-	1,485,119	-	4,058,527
Total revenues from discontinued operations	$-	$1,788,498	$246,131	$4,723,755
Net income (loss) before income tax
DCP	-	23,037	(4,410)	23,968
SET	-	(375,058)	-	(1,103,630)
Net loss before income tax	$-	$(352,021)	$(4,410)	$(1,079,662)
Loss on disposal of discontinued operations	$-	$-	$(50,000)	$-

Note 17 - Subsequent Events

From October 1, 2011 through November 14, 2011, American paid $3,807 to repurchase 12,500 shares of its common stock for treasury.

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
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas, which is carried on American's balance sheet at $0. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 58,680,074 shares of common stock, representing 49% of BOG’s total outstanding shares.

On September 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the nine months ended September 30, 2011, and net loss of $2,371 and net income of $931 for the three and nine months ended September 30, 2010, respectively, are included in discontinued operations.  During the three months ended September 30, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the three and nine months ended September 30, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the nine months ended September 30, 2011.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and nine months ended September 30, 2011 and 2010.

Net revenues. For the three months ended September 30, 2011, revenues from continuing operations were $7,346,982, compared to $9,458,245 for the three months ended September 30, 2010, representing a decrease of $2,111,263, or 22.3%.  Revenues from continuing operations were $16,578,019 for the nine months ended September 30, 2011, compared to $17,944,055 for the nine months ended September 30, 2010, representing a decrease of $1,366,036, or 7.6%.

NPI's revenues during the three months ended September 30, 2011 were $4,404,716, compared to $7,032,493 for the three months ended September 30, 2010, representing a decrease of $2,627,777, or 37.4%.  NPI's revenues were $8,425,385 for the nine months ended September 30, 2011, compared to $11,234,563 for the nine months ended September 30, 2010, representing a decrease of $2,809,178, or 25.0%.  NPI's revenues decreased primarily because of lower revenues with one of its principal customers.  NPI has added several new customers to replace this business and expects to add additional medium to large customers during the rest of the year.

During the three months ended September 30, 2011, Delta had revenues of $2,941,919, compared to $2,424,500 during the three-month period ended September 30, 2010, representing an increase of $517,419, or 21.3%. During the nine months ended September 30, 2011, Delta had revenues of $8,151,616, compared to $6,708,240 during the nine-month period ended September 30, 2010, representing an increase of $1,443,376, or 21.5%.  Rig service revenues increased for the three and nine months ended September 30, 2011, compared to the same periods in the prior year by $551,994 and $1,207,556, respectively.  Rig service revenues have increased due to major maintenance on two rigs during 2010.  These rigs are operating in 2011.  Pipe sales decreased for the three months ended September 30, 2011, compared to the same period in the prior year by $34,575.   Pipe sales increased for the nine months ended September 30, 2011, compared to the same period in the prior year by $235,820.

For the three and nine months ended September 30, 2011, Brenham's revenues were $347 and $1,018, respectively.  For the three and nine months ended September 30, 2010, Brenham's revenues were $296 and $1,252, respectively.

Cost of sales and margins.  Cost of sales for the three months ended September 30, 2011 was $4,461,083, compared to $6,860,318 for the three months ended September 30, 2010, representing a decrease of $2,399,235, or 35.0%.  Cost of sales for the nine months ended September 30, 2011 was $9,688,864, compared to $12,212,272 for the nine months ended September 30, 2010, representing a decrease of $2,523,408, or 20.7%.  Cost of sales decreased due to lower revenues at NPI, partially offset by an increase in cost of sales associated with higher pipe sales at Delta.  Margins for the three months ended September 30, 2011 were 39%, compared to 27% for the three months ended September 30, 2010.  Margins for the nine months ended September 30, 2011 were 42%, compared to 32% for the nine months ended September 30, 2010.  The increase in margins was primarily due to a change in the revenue mix. NPI's revenues represented 60% of total revenues for the three months ended September 30, 2011, compared to 74% in 2010.  NPI's revenues represented 51% of total revenues for the nine months ended September 30, 2011, compared to 63% in 2010.  The margins on NPI's revenues are historically lower than the margins on our other revenue components.  Additionally, Delta experienced higher margins on pipe sales. Margins on pipe sales were 26.9% for the nine months ended September 30, 2011, compared to 21.8% for the nine months ended September 30, 2010.  The increase in margins was due to the sale of high-priced pipe from inventory during the nine months ended September 30, 2010.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended September 30, 2011 was $3,380,699, compared to $2,251,973 for the three months ended September 30, 2010, representing an increase of $1,128,726, or 50.1%.  Non-cash stock-based compensation for the three months ended September 30, 2011 was $513,319, compared to $137,193 for the three months ended September 30, 2010, representing an increase of $376,126.  For the three months ended September 30, 2011, American recorded share-based compensation of $399,418 for the receipt of property in exchange for restricted shares of common stock (as described in Note 4 to the consolidated financial statements).  Delta's selling, general and administrative expenses increased in support of higher rig revenues. Selling, general and administrative expense for the nine months ended September 30, 2011 was $8,733,228, compared to $7,484,823 for the nine months ended September 30, 2010, representing an increase of $1,248,405, or 16.7%. Non-cash stock-based compensation for the nine months ended September 30, 2011 was $1,284,627, compared to $1,174,803 for the nine months ended September 30, 2010, representing a decrease of $109,824.  For the nine months ended September 30, 2010, $847,750 in stock-based compensation was to the executive officers of Delta in consideration for extending their employment agreements (as described in Note 1 to the consolidated financial statements). This decrease in stock-based compensation was offset by increases in selling, general and administrative expenses incurred in support of higher rig revenues for Delta. Selling, general and administrative expenses for the nine months ended September 30, 2011 included higher than normal legal costs related to the Botts lawsuit settlement. Selling, general and administrative expenses for Brenham for the nine months ended September 30, 2011 were $129,378 and consisted of travel, consulting, and legal expenses associated with one-time costs incurred for Brenham to become a public company and consulting fees to locate oil and gas properties.

Gain (loss) on sale of assets.  Gain on sale of assets for the three months ended September 30, 2011 was $3,513,824, compared to a loss of $20,662 for the three months ended September 30, 2010.  Gain on sale of assets for the nine months ended September 30, 2011 was $3,513,824, compared to $760,542 for the nine months ended September 30, 2010.  On September 30, 2011, AITP sold the 287 acre property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, resulting in a gain on sale of assets of $3,476,824 (as described in Note 4 to the consolidated financial statements).  During the nine months ended September 30, 2010, American sold an 8 acre tract of land with a book value of $175,480 for $340,445 and recognized a $164,965 gain for this transaction, see Note 4. During the nine months ended September 30, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 and the purchaser assumed the $943,500 note payable on the property. American recognized a $520,763 gain for this transaction.  On September 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note. American recorded a $74,814 gain on sale of assets for this transaction.

Income (Loss) from operations. Our operating income for the three months ended September 30, 2011 was $3,019,024, compared to $325,292 for the three months ended September 30, 2010. Our operating income for the nine months ended September 30, 2011 was $1,669,751, compared to an operating loss of $992,498 for the nine months ended September 30, 2010.

Total other income/expenses. Other expenses were $404,309 for the three months ended September 30, 2011, compared to $139,442 for the three months ended September 30, 2010, representing an increase of $264,867 from the prior period. Other expenses were $931,781 for the nine months ended September 30, 2011, compared to other income of $1,951,628 for the nine months ended September 30, 2010, representing a decrease of $2,883,409 from the prior period.  For the three months ended September 31, 2011 and 2010, American had unrealized trading gains of $289,425 and $360,937, respectively, related to securities held on those dates.  American recorded realized losses of $534,320 and $414,607 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 31, 2011 and 2010, American had unrealized trading gains of $205,957 and $158,881, respectively, related to securities held on those dates.  American recorded realized losses of $793,410 and $96,293 for the nine months ended September 30, 2011 and 2010, respectively.  Other income for the nine months ended September 30, 2010 includes non-cash compensation for consulting services of $1,370,000. The Company received 1,000,000 restricted shares of ADB International Group, Inc. common stock valued at $1.37 per share for these consulting services.  Additionally, other income for the nine months ended September 30, 2010 included the receipt of $700,000 by Delta as a cash settlement for its claims in an insurance lawsuit.

Net income/loss. We had net income from continuing operations of $2,481,367, or $0.17 per share, for the three months ended September 30, 2011, compared to $184,727, or $0.01 per share, for the same period in 2010.  We had net income from continuing operations of $588,375, or $0.04 per share, for the nine months ended September 30, 2011, compared to $907,776, or $0.13 per share, for the same period in 2010.  We had a net loss of $352,021, or $0.03 per share, from discontinued operations for the three months ended September 30, 2010.  Net loss from discontinued operations for the three months ended September, 2010 includes SET's net loss of $375,058 and DCP's net income of $23,037.  We had a net loss from discontinued operations of $54,410, or $0.00 per share, for the nine months ended September 30, 2011, compared to a net loss of $1,079,662 or $0.11 per share, for the nine months ended September 30, 2010.  Net loss from discontinued operations for the nine months ended September 30, 2011 includes DCP's net loss of $4,410 for the nine months ended September 30, 2011, $55,000 for the promissory note owed by Joe Hoover which was forgiven as part of the sale of DCP, offset by the $5,000 received for the sale.  Net loss from discontinued operations for the nine months ended September 30, 2010 includes SET's net loss of $1,103,630 and DCP's net income of $23,968.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements primarily from proceeds from the issuance of common stock of $977,001 and net borrowings under lines of credit agreements of $595,963.

Capital expenditures for the nine months ended September 30, 2011 were $305,955 compared to $131,777 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $2,402,974 for the nine months ended September 30, 2011, compared to $1,327,773 for the nine months ended September 30, 2010.  Net cash used in operating activities for the nine months ended September 30, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Additionally, accounts payable decreased significantly due to payments made in the nine months ended September 30, 2011 for expenses incurred during the nine months ended December 31, 2010 in support of higher revenues at NPI.

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

For the nine months ended September 30, 2011, our investing activities provided cash of $1,052,404, compared to $1,629,752 during the nine months ended September 30, 2010. Our financing activities provided cash of $591,184 during the nine months ended September 30, 2011, compared to net cash used of $144,591 during the nine months ended September 30, 2010.

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

Total assets at September 30, 2011 were $27,595,848, compared to $25,890,861 at December 31, 2010, representing an increase of $1,704,987.  At September 30, 2011, consolidated working capital was $12,240,896, compared to working capital of $9,728,802 at December 31, 2010, representing an increase of $2,512,094.  Total assets as of September 30, 2011, included real estate held for sale of $6,120,703 (see note 4), inventories of $4,773,011, accounts receivable of $5,468,771, cash and cash equivalents of $711,976, $223,436 of trading securities, $5,432,042 in notes receivable and long-term receivables, and $3,752,087 of property and equipment.

We had total liabilities of $11,069,796 as of September 30, 2011, which included $9,412,057 of current liabilities, mainly consisting of $3,759,720 of accounts payable and accrued expenses, bank overdrafts of $44,621, $361,609 of short-term notes payable, and $5,237,856 of current installments of long-term debt, and long-term liabilities of $1,657,739, consisting of long-term debt (less current installments).

Cash flow from operations.  Net cash used in operating activities from continuing operations was $2,402,974 for the nine months ended September 30, 2011, compared to $1,327,773 for the nine months ended September 30, 2010.  Net cash used in operating activities for the nine months ended September 30, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Our net income from continuing operations of $588,375 for the nine months ended September 30, 2011 included non-cash expenses of $1,635,790, including depreciation and amortization of $351,163 and share-based compensation of $1,284,627, and non-cash income of $3,513,824 for gains on disposals of assets. Our net income from continuing operations of $907,776 for the nine months ended September 30, 2010 included non-cash income of $2,130,542, including shares received for consulting services of $1,370,000 and gains on disposals of assets of $760,542.  Non-cash expenses included in net income were $1,524,076, including depreciation and amortization of $349,273 and share-based compensation of $1,174,803.  Accounts receivable increased by $1,306,092 during the nine months ended September 30, 2011, compared to an increase of $5,979,278 during the same period in 2010.  NPI collected accounts receivable during the nine months ended September 30, 2011, which resulted from significantly higher revenues during the three months ended December 31, 2010.  Our inventories decreased by $660,482 for the nine months ended September 30, 2011, compared to a decrease of $207,086 during the nine months ended September 30, 2010.  Accounts payable decreased by $1,238,535 during the nine months ended September 30, 2011, compared to an increase of $4,036,082 during the same period in 2010.  The decrease in accounts payable during the nine months ended September 30, 2011 included the a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  The remainder of the decrease in accounts payable was primarily due to payments made in the nine months ended September 30, 2011 for expenses incurred during the three months ended December 31, 2010 in support of higher revenues at NPI.

Cash flow from investing activities. For the nine months ended September 30, 2011, our investing activities provided cash of $1,052,404 primarily as a result of proceeds from the sale of trading securities of $2,576,030, the redemption of certificates of deposit of $250,000, and proceeds from notes receivable of $109,980, offset by purchases of trading securities of $1,596,475 and the purchase of property and equipment of $305,955. Our investing activities provided cash of $1,629,752 during the nine months ended September 30, 2010, primarily as a result of proceeds from the sale of trading securities of $792,013, proceeds from the sale of real estate held for sale of $943,500 and from the sale of property and equipment of $340,445, loans from related parties of $211,615, offset by purchases of trading securites of $649,207 and the purchase of property and equipment of $131,777.

Cash flow from financing activities. Our financing activities provided cash of $591,184 during the nine months ended September 30, 2011, primarily as a result of proceeds from the issuance of common stock of $977,001, net borrowings under lines of credit agreements of $595,963, offset by payments on debt of $953,518.  During the nine months ended September 30, 2010, our financing activities used cash of $144,591, primarily as a result of payments on debt of $1,718,337, offset by proceeds from the issuance of common stock of $1,015,200 and net borrowings under lines of credit agreements of $541,620.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, American purchased 43,600 common shares as treasury stock for $22,788  American issued 1,545,216 restricted shares of common stock for cash consideration of $793,000 and a receivable of $26,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas (the “Property”) to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the Property from an independent third-party appraiser which concluded that the Property had an estimated fair market value of approximately $1,900,000. The purchase of the Property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the Property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on the balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount will be amortized to expense over the remaining terms of these loans.

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

/s/ DANIEL DROR
   CEO, PRESIDENT AND CHAIRMAN
  Dated:  November 14, 2011

/s/ SHERRY L. MCKINZEY
  CHIEF FINANCIAL OFFICER
  Dated:  November 14, 2011