Form 10-K
period 2011-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2012-03-30
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,059,762 based on the closing sale price of $0.58 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of March 30, 2012 is 15,357,211 shares of common stock and 1,000 shares of preferred stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. (hereinafter the "Company" or the "Registrant") for its year ended December 31, 2011 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

American International Industries, Inc. - General

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas interests, oilfield supply and service companies, and interests in undeveloped real estate in the Houton, TX area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies and take an active role in its new subsidiaries to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and providing its subsidiaries with the Company's management expertise. The Company is sometimes referred to as "we", "us", "our", and other such phrases as provided in Regulation F-D (Fair Disclosure).

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
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas ("BOG"), a division that currently owns minimal oil, gas and mineral royalty interests. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 58,680,074 shares of common stock, representing 53.2% of BOG’s total outstanding shares.

On September 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the year ended December 31, 2011 and net income of $10,826 for the year ended December 31, 2010 are included in discontinued operations.  During the year ended December 31, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the year ended December 31, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

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

As of December 31, 2011, American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 31,925,832 shares of common stock, representing 45.0% of Delta's total outstanding shares. All other stockholders of Delta own 6,096,483 shares of common stock, representing 8.6% of Delta's total 70,882,250 outstanding shares.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas and an oil field in Abiline, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53% of the outstanding shares as of December 31, 2011. The resale registration statement of Brenham was declared effective by the SEC on May 16, 2011. This registration statement registered 10,279,019 shares of Brenham common stock issued to American shareholders as a dividend on July 21, 2010. BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.  As of December 31, 2011, the Company had 6 employees at the executive offices.

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

Delta Seaboard is a 100% owned subsidiary of Delta.  Delta Seaboard is managed by Robert W. Derrick, Jr. and Ron Burleigh, who are Delta Seaboard's executive officers.  Delta Seaboard was founded in 1958 in Houston, Texas.  Delta Seaboard's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta Seaboard's services include workover services, plugging and abandonment, and well completion and recompletion services.

Delta's Business

Delta's well site services provide a broad range of products and services that are used by oil companies and independent oil and natural gas companies operating in South and East Texas, and the Gulf Coast market. Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. During 2004, Delta combined its Louisiana operations into its Houston operation and facilities and sold three rigs in Louisiana to third parties. Delta continues to own one land-based rig in Louisiana and five land-based rigs in the Gulf Coast region of Texas.

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

Delta's Competition

Delta believes that it has certain competitive advantages related to cost efficiencies, material coordination, reduced engineering time resulting from its highly experienced staff of toolpushers, field supervisors and operations managers, and its fully integrated operations with cementing and electric wireline operations that include cutting casing and tubing as part of Delta's services. Delta also believes that with the financial resources as a separate public Company and its access to the public capital markets, Delta will be able to pursue strategic acquisitions and enter into ventures that should result in long-term growth and market expansion.

Delta's services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Basic Energy and Key Energy Services, as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Delta relies upon the Company's ability to provide working capital and secure debt and/or equity financing in order for Delta to continue to expand its oil and gas well services business and pursue its growth plan in land-based exploration and drilling operations.

We reasonably expect competition to intensify because of the business opportunities presented by the opportunities in the oil and gas industry. In addition, competition may also increase as a result of consolidation. We may be faced with new technological advancements developed by new competitors that change the way the service business of the oil and gas industry operates. In addition, some of our current or future competitors may have longer operating histories, larger customer bases and/or greater marketing resources than we have. Increased competition may result in reduced operating margins, loss of market share and diminished value in our products and services, as well as different pricing, service or marketing decisions.

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

Employees

As of December 31, 2011, Delta had 40 employees, including its two executive officers. No employees are covered by a collective bargaining agreement and Delta considers relations with its employees satisfactory.

Facilities

At December 31, 2011, Delta's facilities consist of 2,500 square feet of office space and 10,000 square feet of warehouse located in Houston, TX. Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities.  Delta pays rent to Wintech by paying the monthly payments of $14,158 due on the note payable. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

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

The NPI Good Choice® program is supported through a national advertising campaign in the newsstand issues of Good Housekeeping magazine and plans are being negotiated for additional brand advertising. The 2011 expected pass through readership rate for the upcoming Good Choice® 2012 ads are expected to exceed 21,000,000 potential viewings.

NPI products are available at stores such as Advanced Auto Parts, Family Dollar, Dollar Tree, H.E.B., Dollar General, Freds, Big Lots, Bi-Mart, and Publix, among others.

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

NPI markets its products through such major chains as Advanced Auto Parts, Family Dollar, Dollar Tree, Big Lots, Ocean State Jobbers, H.E.B., Freds, Publix, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2011, NPI's large accounts accounted for 40% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2012 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

Employees

As of December 31, 2011, NPI employed 9 persons, including its executive officer, as well as customer service and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale (see notes 4 and 9). NPI plans to build new facilities on this site.

Brenham Oil & Gas, Corp.

Brenham Oil & Gas Inc. ("Brenham") was incorporated on November 7, 1997 under the laws of the State of Texas as a wholly-owned subsidiary of American. Brenham Oil and Gas Corp. ("Brenham"), a Nevada corporation, was incorporated on April 21, 2010 and Brenham Oil & Gas Inc. became a wholly-owned subsidiary of Brenham following the unanimous vote by American’s board of directors on April 8, 2010 approving the distribution of 10,297,019 shares of Brenham Common Stock, on a pro rata 1 for 1 basis, to the shareholders of American (the “Spin-Off Distribution”). Following the Spin-Off Distribution, American retained approximately 54% of Brenham's Common Stock.  As of this filing, American owns 53.2% of Brenham's Common Stock.

Brenham’s Business

Brenham has owned an oil and gas mineral royalty interest on a 24 acre parcel of land located in Washington County, Texas since inception. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities.

On July 22, 2011, Brenham entered into an asset purchase and sale agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc., pursuant to which Brenham acquired 700 acres of unproved property located in the oil producing Permian Basin near Abilene, Texas. Brenham issued 2,000,000 restricted shares of common stock, $0.0001 par value (“Common Stock”) valued at $8,400, with an additional 2,000,000 restricted shares of Common Stock, valued at $8,400, to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

At present, Brenham is an exploration stage company and will continue to be so until commencement of substantial production from its oil and gas operations.

Brenham's Business Plan

Brenham's business plan is to become an independent oil and gas exploration and production company. Brenham intends to acquire additional oil and gas-related assets (“prospects”) in the United States and in certain international locations, with an initial focus on Africa. We believe that with our experienced management and technical team, equipped with industry data, newly available seismic technologies, industry contacts and adequate funding, Brenham will be in a position to acquire prospects.

After considering numerous global oil and gas-producing regions, Brenham's board of directors determined that our initial focus should be in West Africa, a region that offers largely realized and unrealized hydrocarbon resources. We believe that we can be successful in acquiring prospects and that our potential asset portfolio could be commercially viable, provided that we can secure sufficient financing at acceptable terms and conditions.

The competition in Africa is intense and requires the ability of participants to establish and maintain business relationships with the governments and regulatory authorities within this region. We believe that an example of the intensity of this competition may be found in our recent experience involving our negotiations with the Republic of Togo for a certain deepwater concession.  Brenham commenced a lawsuit against TGS-NOPEC and ENI, multi-national oil companies, as the result of the defendants tortuous interference with Brenham's agreement to acquire participation rights to deepwater oil exploration in the Republic of Togo, which borders Ghana and is adjacent to the 1.2 billion barrel Jubilee Discovery. See “Legal Proceedings” below.

We believe that our data-intensive approach to potential Prospect analysis, coupled with the expertise of our management team, will hopefully allow us to capture a portion of the attractive prospects available in our target regions.

Brenham has recently received an invitation from the Government of Equatorial Guinea in West Africa to propose and negotiate the terms and conditions for multiple deepwater exploration blocks together with four other major companies.

To date, other than our assertion of certain rights to the Block 2 deepwater concession off the Republic of Togo, which we are pursuing in our lawsuit against TGS-NOPEC and ENI, Brenham has no contractual rights in any other area in Africa. Brenham is dependent upon its ability to acquire such rights and to secure funding in adequate amounts to pursue its business plan. If we are not issued licenses by the applicable licensing authorities in a timely manner it may be expected that we will not be able to commence any exploration, development and production operations.

Brenham intends to develop strategic relationships and enter into long-term participation agreements with major oil and gas companies, in both domestic and international markets. We believe that such alliances will create a platform for exploration and development activities.

Competition

The oil and gas industry is highly competitive. Brenham will encounter strong competition from major oil and gas companies and from other independent operators in seeking to acquire prospects and hiring and retaining qualified personnel. Many, if virtually not all, of these competitors have far greater financial, technical and personnel resources and far longer operating histories than Brenham. As a result, Brenham's competitors are able to devote more financial and other resources to evaluate and acquire the more desirable prospects. Furthermore, Brenham's competitors are expected to better withstand the financial losses resulting from unsuccessful drill attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions.

Brenham is also affected by competition for drilling rigs and the availability of related equipment. To the extent that in the future Brenham acquires and develops undeveloped properties, higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Over the past three years, oil and gas companies have experienced higher drilling and operating costs. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our ability to drill wells and conduct our operations. There can be no assurance that Brenham will be able to compete successfully in all of the above areas.

Environmental Matters and Regulation

General

Virtually all aspects of oil and gas industry are subject to a vast array of laws and regulations, both domestically and internationally. In addition, it may be expected that in the future, new laws and regulations will be adopted that will limit certain operations and/or increase the costs of such operations. These laws and regulations either presently require or in the future may require, among other things:

•	acquiring various permits before drilling commences;
•	enjoining some or all of the operations of facilities deemed not in compliance with permits;
•
restricting the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas and natural gas drilling, production and transportation activities;

•	limiting or prohibiting drilling activities in certain locations lying within protected or otherwise sensitive areas; and
•	requiring remedial measures to mitigate pollution from our operations

Compliance with these laws can be costly; the regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

Moreover, public interest in the protection of the environment has increased significantly in recent years, notwithstanding the widely recognized public demand for “energy independence.” Offshore drilling in some areas has been opposed by regulatory agencies as well as environmental groups and, in other areas, has been restricted by regulations. Our operations could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental requirements that result in increased costs to the oil and gas  industry in general, such as more stringent or costly waste handling, disposal or cleanup requirements.

The following is a summary of some of the existing laws or regulatory issues to which Brenham and its business operations are or may be subject to in the future.

Oil and Gas Pollution Act of 1990

The U.S. Oil and Gas Pollution Act of 1990 ("OPA") and regulations thereunder impose liability on responsible parties for damages resulting from oil and gas spills into or upon navigable waters or in the exclusive economic zone of the U.S. Liability under the OPA is strict, joint and several and potentially unlimited. A "responsible party" under the OPA includes the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility to cover potential liabilities related to an oil and gas spill for which such person would be statutorily responsible in an amount that depends on the risk represented by the quantity or quality of oil and gas handled by such facility. The MMS of the U.S. Department of the Interior ("DOI") has promulgated regulations that implement the financial responsibility requirements of the OPA. A failure to comply with the OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil, administrative and/or criminal enforcement actions.

Clean Water Act

The U.S. Federal Water Pollution Control Act of 1972, as amended, ("CWA") imposes restrictions and controls on the discharge of pollutants, produced waters and other oil and gas and natural gas wastes into waters of the U.S. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Under the CWA, permits must be obtained to discharge pollutants into regulated waters. In addition, certain state regulations and the general permits issued under the federal National Pollutant Discharge Elimination System program prohibit discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and gas industry into certain coastal and offshore waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and gas and other hazardous substances and imposes liability on parties responsible for those discharges for the costs of cleaning up related damage and for natural resource damages resulting from the release. Comparable state statutes impose liabilities and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other hazardous substances, into state waters.

Marine Protected Areas

Executive Order 13158, issued in 2000, directs federal agencies to safeguard existing Marine Protected Areas ("MPAs") in the U.S. and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the U.S. Environmental Protection Agency ("EPA") to propose regulations under the CWA to ensure appropriate levels of protection for the marine environment. This order and related CWA regulations have the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

Consideration of Environmental Issues in Connection with Governmental Approvals

Our operations will frequently require licenses, permits and other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act ("OCSLA"), the National Environmental Policy Act ("NEPA"), and the Coastal Zone Management Act ("CZMA") require federal agencies to evaluate environmental issues in connection with granting such approvals or taking other major agency actions. OCSLA, for instance, requires the DOI to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment, and gives the DOI authority to refuse to issue, suspend or revoke permits and licenses allowing such activities in certain circumstances, including when there is a threat of serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires DOI and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency must prepare an environmental assessment and, potentially, an environmental impact statement. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and gas and natural gas development. In obtaining various approvals from the DOI, we will have to certify that we will conduct our activities in a manner consistent with any applicable CZMA program. Violation of these requirements may result in civil, administrative or criminal penalties.

Naturally Occurring Radioactive Materials

Wastes containing naturally occurring radioactive materials ("NORM") may also be generated in connection with our operations. Certain oil and gas and natural gas exploration and production activities may enhance the radioactivity of NORM. In the U.S., NORM is subject primarily to regulation under individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the Occupational Safety and Health Administration. These regulations impose certain requirements concerning worker protection; the treatment, storage and disposal of NORM waste; the management of waste piles, containers and tanks containing NORM; and restrictions on the uses of land with NORM contamination.

Resource Conservation and Recovery Act

The U.S. Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and gas or natural gas are currently exempt from RCRA's requirements pertaining to hazardous waste and are regulated under RCRA's non-hazardous waste and other regulatory provisions. A similar exemption is contained in many of the state counterparts to RCRA. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas and natural gas exploration and production wastes from regulation as hazardous waste. Accordingly, it is possible that certain oil and gas and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we expect to generate some amounts of ordinary industrial wastes, such as waste solvents and waste oil and gas that may be regulated as hazardous wastes.

Air Pollution Control

The U.S. Clean Air Act ("CAA") and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Our operations will utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations, including the suspension or termination of permits and monetary fines.

Superfund

The U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA") also known as "Superfund," imposes joint and several liability for response costs at certain contaminated properties and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.

Protected Species and Habitats

The federal Endangered Species Act, the federal Marine Mammal Protection Act, and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats. Oil and gas and natural gas exploration and production activities could be prohibited or delayed in areas where such protected species or habitats may be located, or expensive mitigation may be required to accommodate such activities.

Health and Safety

Our operations may become subject to the requirements of the federal Occupational Safety and Health Act ("OSH Act") and comparable state statutes. These laws and their implementing regulations strictly govern the protection of the health and safety of employees. The OSH Act hazard communication standard, EPA community right-to-know regulations under Title III of the Superfund Amendments and Reauthorization Act of 1986 and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. Such laws and regulations also require us to ensure our workplaces meet minimum safety standards and provide for compensation to employees injured as a result of our failure to meet these standards as well as civil and/or criminal penalties in certain circumstances.

Accidental spills or releases may occur in the course of our future operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result, including costs relating to claims for damage to property and persons. Moreover, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure you that we have been or will be at all times in compliance with such laws, or that environmental laws and regulations will not change or become more stringent in the future in a manner that could have a material adverse effect on our financial condition, results of operations or ability to make distributions to you.

Other Regulation Related to the Oil and Gas Industry

The oil and gas industry is regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry may increase our cost of doing business by increasing the future cost of transporting our production to market, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Homeland Security Regulations

The Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security ("DHS") to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas and natural gas facilities that are deemed to present "high levels of security risk." The DHS is currently in the process of adopting regulations that will determine whether our operations may in the future be subject to DHS-mandated security requirements. Presently, it is not possible to accurately estimate the costs we could incur, directly or indirectly, to comply with any such facility security laws or regulations, but such expenditures could be substantial.

U.S. Coast Guard and the U.S. Customs Service

In case we have to transport drilling rigs to potential sites in the U.S. Gulf of Mexico, our operation of such drilling rigs would become subject to the rules and regulations of the U.S. Coast Guard and the U.S. Customs Service. Such regulation sets safety standards, authorizes investigations into vessel operations and accidents and governs the passage of vessels into U.S. territory. We would be required by these agencies to obtain various permits, licenses and certificates with respect to these operations.

International Laws and Regulations

Our exploration and production activities that may occur in other nations, including those in West Africa, are subject to the laws and regulations of such nations. These regulations may govern licensing for drilling operations, mandatory involvement of local partners in our operations, taxation of our revenues, safety and environmental matters and our ability to operate in such jurisdictions as a foreign participant.

Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs.

Employees

As of December 31, 2011, Brenham had 5 employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. Brenham's management considers relations with its employees to be satisfactory.

Offices

Brenham currently utilizes approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to Brenham by American on a rent-free basis.

Corporate Transactions

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss in the consolidated statements of operations.  At December 31, 2011, this investment was valued at $7,800, based on the closing market price of $0.0060 per share on that date.  American recognized other comprehensive loss for the year ended December 31, 2011 of $122,200 for the unrealized loss on this investment.  At December 31, 2010, this investment was valued at $130,000, based on the closing market price of $0.10 per share on that date.  American recognized other comprehensive loss for the year ended December 31, 2010 of $1,275,000 for the unrealized loss on this investment.

On September 30, 2011, AITP sold the 287-acre property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, for consideration of $3,701,824 in the form of a secured note receivable of $3,599,766 and interest receivable of $102,058.  American and TXCB ("the parties") have signed a sales proceeds sharing agreement for the 287-acre property.  In accordance with the sales proceeds sharing arrangement, if the 287-acre property is sold by TXCB at a minimum price of $5,000,000 to an unrelated third party on or before December 31, 2013, American will receive the difference between the first $5,000,000 in sales proceeds and $3,100,000 or $1,900,000.  In the event that the sales price of the 287-acre property exceeds $5,000,000 such amount over the $5,000,000 consideration shall be divided on a 50/50 basis between American and TXCB, in addition to the $1,900,000.  The settlement has resulted in a net gain of $3,476,824, which does not include the value of the sale proceeds sharing agreement.  In November 2011, American foreclosed on the note receivable and obtained ownership of 17 condominium units at the waterfront Dawn Condominium complex located in Galveston, Texas.  In connection with the foreclosure, American re-evaluated the net realizable value of the condominium units and adjusted the gain by $1,613,333 for a net gain of $1,863,491 during 2011.  During November and December of 2011, $213,682 was received from the sale of 2 of the units.  The remaining 15 units are listed for sale with a broker.  No assurance can be given on the likelihood of completing the sales.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the property from an independent third-party appraiser which concluded that the property had an estimated fair market value of approximately $1,900,000. The purchase of the property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the property will be held for sale by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker. The appraised values of these properties exceeded the $4,611,233 owed to American. Values were allocated to the tracts of property based on their recent individual appraised values relative to the total appraised value. During the year ended December 31, 2010, American sold an 8-acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.  On November 22, 2010, a 17-acre tract was transferred to NPI at the allocated cost of $1,155,359.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 note payable balance and NPI's warehouse property loan balance of $440,381.  NPI plans to build a new and larger facility on this site to accommodate business expansion.

During the fourth quarter of 2008, American received a 1.705-acre tract of land in Galveston County valued at $540,000 as a guarantor's extension fee.  The market value of this property was appraised at $460,000 in February 2012, and American recorded an impairment of $80,000 for the year ended December 31, 2011.  This property is listed for sale with a broker.

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
- timing of the introduction of new products and services and market acceptance of the same

Risks related to our Delta subsidiary

Delta’s operations are materially dependent on levels of oil and gas workover and abandonment activities in the United States

Delta's services include workover services, plugging and abandonment, and well completion and recompletion services. Activity levels for Delta’s oil and gas related services businesses are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of workover and abandonment activities, tend to fluctuate. Demand for Delta's services can vary significantly due to levels of activities of oil and gas producers in the United States which are directly effected by the significant increase in energy prices in the U.S. and worldwide. Delta is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area.

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

Profitability of Delta’s operations is dependent on numerous factors beyond Delta’s control

Delta’s operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors impact the cost of sales, such as the price of steel, because approximately 58% of Delta’s oil and gas related revenues in 2011 were from the sale of new drilling pipe and used pipe extracted during Delta’s well plugging business. Competition for pipe which is impacted by the US and worldwide cost of and demand for steel, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the profitability in future periods.

Delta encounters and expect to continue to encounter intense competition in the sale of Delta’s products and services

Delta competes with numerous companies and its services are sold in highly competitive markets. The competition in the oil and gas industry could result in reduced profitability or inability to increase market share. In its markets, principally in South and East Texas, and the Gulf Coast, Delta competes principally with the following entities: Basic Energy and Key Energy Services, which are far larger than Delta, as well as a number of smaller companies. The land drilling service business is highly fragmented and consists of a small number of large companies and many smaller companies. Many of Delta's competitors have greater financial resources than Delta. Many of Delta’s competitors have substantially greater financial and other related resources than us.

Dependence upon major customers for Delta’s workover products and services

Delta provides workover products and services primarily to customers in the U.S. Gulf Coast market. Workover products and services are used to restore or increase production on a producing well. Workover services are typically used during the well development, production and abandonment stages. Delta's hydraulic workover units are typically contracted on a short-term dayrate basis. As a result, utilization of Delta’s workover units varies from period to period and the time to complete a particular service contract depends on several factors, including the number of wells and the type of workover or pressure control situations involved. In 2011, Delta’s largest customers for workover services were Legend Natural Gas, Choice Exploration, and New Century Exploration.

Delta’s revenues and cash flows from pipe sales are subject to commodity price risk

Approximately 58% of Delta’s oil and gas related revenues in 2011 were from the sale of pipe; therefore, Delta has increased market risk exposure in the pricing applicable to the costs of steel. Realized pricing is primarily driven by the prevailing worldwide price and demand for steel. The cost of steel has been increasing significantly due to increased world demand generally and from China and India specifically.

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

Dependence upon major customers

NPI markets its products through such major chains as Advanced Auto Parts, Family Dollar, Dollar Tree, GBI - Dollar Tree, Ocean State Jobbers, Big Lots, H.E.B., Publix, Freds, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2011, NPI's large accounts accounted for 40% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2012 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

Risks related to our BOG subsidiary

Brenham has no proven reserves on its existing Permian Basin, Texas property and the prospects that Brenham may decide to pursue for exploration and development may not yield oil and gas in commercial quantities or quality, if at all, in which event Brenham will incur significant losses.

At present, Brenham has no proven reserves. Any future prospects may not prove to be commercially viable even if available seismic and geological information indicate the potential presence of oil and gas. As a result, any prospects that Brenham may decide to acquire and develop may not yield oil and gas in commercial quantities or quality, or at all. Evaluating prospects will require substantial seismic data reprocessing and interpretation. Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. We therefore do not know if any of our prospects will contain oil and gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and gas is found on our prospects in commercial quantities, construction costs of oil and gas pipelines or floating production systems, as applicable, and transportation costs may prevent such prospects from being economically viable.

Brenham may face substantial uncertainties in connection with any prospects, which could significantly delay or even prevent our ability to act on our plan of operation.

In this filing, we provide statements in connection with Brenham's plan of operation. Statements in connection with this plan of operation may face substantial uncertainties. To date, Brenham has not yet identified any prospects. Any analogies drawn by us from other companies’ wells, prospects or producing fields may not prove to be indicators of the success of developing reserves from Brenham's prospects, notwithstanding the proximity of Brenham's prospects to other companies producing properties. Furthermore, evaluating the to-be-acquired data from wells or prospects produced by other parties which we may use may not lead to the results that we may expect.

It is possible that none of the future wells on Brenham's prospects’ properties will find commercially exploitable accumulations of oil and gas. Any significant variance between actual results and our assumptions could then materially and adversely affect the quantities of oil and gas attributable to any prospects.

Identifying prospects and drilling wells is speculative, often involving significant costs that may exceed our expectations and, further, may not result in any discoveries of future production or reserves in commercially exploitable quantities. Any material inaccuracies in future drilling costs, estimates or underlying assumptions will materially adversely affect Brenham's plan of operation and business objectives, thereby adversely affecting the value of our shares.

Seeking prospects, exploring for and developing oil and gas reserves involves a high degree of operational and financial risk, which precludes Brenham's ability to make any definitive estimates as to the time required and costs involved in reaching certain objectives. The actual costs of seeking prospects, drilling, completing and operating wells may exceed Brenham's budgeted costs and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oil and gas field equipment and related services. Prospects may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. Moreover, the successful drilling of an oil and gas well does not necessarily result in a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic. Initial costs associated with identifying prospects and drilling wells require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If Brenham's actual costs are significantly more than any estimated costs, Brenham may not be able to continue its plan of operation and/or business objectives and would be forced to modify its plan of operation.

Brenham's unidentified prospects and drilling locations may be scheduled out over several years, making them susceptible to uncertainties that could materially affect the occurrence or timing of any drilling, thereby hindering our ability to generate cash flow from operations, if any.

Brenham's ability to identify, drill and develop future drilling locations depends on a number of factors, including the availability of equipment and capital, seasonal conditions, regulatory approvals, oil and gas prices, costs and drilling results. The final determination on whether to drill any of these prospects will be dependent upon the factors described elsewhere in this annual report. Due to these uncertainties, we do not know if any presently unidentified Prospect that we may identify in the future will be drilled within a reasonable timeframe, or at all, or, if we will be able to economically produce oil and gas in commercially exploitable quantities from these or any other potential drilling locations. As such, Brenham's actual drilling activities may be materially different from its expectations, which could adversely affect its plan of operation and future financial condition.

Brenham expects not to be the operator on all or even many of its future prospects, and, therefore, will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets, which could prevent Brenham from realizing any return targets that we may envision.

As Brenham carries out its exploration and development programs, Brenham may enter into arrangements with respect to future prospects that result in a greater proportion of its prospects being operated by others. As a result, Brenham may have limited ability to exercise influence over the operations of its future prospects that will be operated by potential partners. Dependence on third-party operators could prevent Brenham from realizing certain return targets for those co-operated prospects. The success and timing of identifying prospects, exploration and development activities will depend on a number of factors that will be largely outside of Brenham's control, including:

- the timing and amount of capital expenditures;
- the co-operator's expertise and financial resources;
- approval of other participants in drilling wells;
- selection of technology; and
- the rate of production of reserves, if any.

This limited ability to exercise control over the operations of some of Brenham's prospects may cause a material adverse effect on Brenham's results of operations and financial condition.

Brenham is dependent on the experience of members of its management and technical team and the loss of one or more such persons could significantly delay its plan of operation if Brenham is unable to replace such persons with qualified individuals on a timely basis, which could have an adverse effect on Brenham's results of operations.

Brenham must rely upon the ability, expertise, judgment and discretion of its management and the success of its technical team in identifying prospects and in discovering and developing oil and gas reserves. Brenham's performance and success are dependent, in part, upon key members of its management and technical team, and the departure of such key persons would be detrimental to its future success. There can be no assurance that Brenham's management will remain in place. We do not have any "key man" life insurance on any member of Brenham's team. The loss of any of Brenham's management and technical team members could have a material adverse effect on Brenham's results of operations and financial condition.

Brenham's future development and exploration operations require substantial capital, and Brenham may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would delay or even prevent Brenham from successfully pursuing and fully developing its business plan and its ability to generate revenues in both the short and long term.

The oil and gas industry is capital intensive and we anticipate that Brenham will need to raise significant amounts of capital to meet its funding requirements, in amounts that we have not yet determined. Brenham expects its capital outlays and operating expenditures to increase substantially over at least the next several years as Brenham starts its operations. Identifying prospects, obtaining seismic data and commencing exploration and production are all very expensive and we expect that Brenham will need to raise substantial capital, through future private or public equity offerings, strategic alliances or debt financing, before we achieve commercialization of any of Brenham's prospects.

Brenham's future capital requirements will depend on many factors, including:

- the scope, rate of progress and cost of exploration and production activities;
- oil and gas and natural gas prices;
- Brenham's ability to locate and acquire prospects;
- Brenham's ability to produce oil and gas or natural gas from those reserves;
- the terms and timing of any drilling and other production-related arrangements that Brenham may enter into;
- the cost and timing of governmental approvals and/or concessions; and
- the effects of competition by larger companies operating in the oil and gas industry.

Brenham does not currently have any commitments for external funding and does not expect to generate any significant revenue from production for several years, or at all. Additional financing may not be available on favorable terms, or at all. Even if Brenham succeeds in selling additional securities to raise funds, the sale of additional equity securities would dilute the ownership percentage of Brenham's existing shareholders and new investors may demand rights, preferences or privileges senior to those of existing holders of Brenham's Common Stock. If we raise additional capital through debt financing, the financing may involve covenants that restrict Brenham's business activities. If we choose to offer interests in our prospects to third-party operators, Brenham may lose operating control over such prospects.

Brenham's working capital needs are difficult to forecast and may vary significantly, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. The failure or any significant delay in raising capital as needed may be expected to materially reduce or eliminate Brenham's opportunity for success.

At present, Brenham's working capital needs are extremely difficult to predict. This difficulty is due primarily to not having identified actual prospects and therefore we lack the ability to estimate with any degree of accuracy the costs associated with identifying and acquiring prospects, the timing and costs related to Brenham's exploration and development efforts, the availability of personnel and equipment necessary for such efforts, fluctuations in the price of oil and gas, the costs and timing of regulatory approvals and the number of prospects we determine to pursue. Brenham may therefore be subject to significant and rapid increases in our working capital needs that could require us to seek additional financing sources and there can be no assurance in our ability to secure additional financing at acceptable terms, if at all. Restrictions in any debt agreements that we may enter into may impair our ability to obtain other sources of financing.

Brenham will be dependent upon its ability to enter into arrangements for financing with third parties and any delay or failure to enter into such arrangements could adversely affect the Brenham's operating results.

Brenham's ability to identify and acquire prospects will depend upon its ability to identify and enter into financing arrangements in sufficient amounts at acceptable terms, of which there can be no assurance. This will include strategic relationships with existing oil and gas development and exploration companies, public or private sales of equity or debt securities as well as from other funding sources and/or joint ventures with third parties. Due to our long-term capital requirements, we may seek to access the public or private equity markets if and when conditions are favorable. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of Brenham's Common Stock or other securities convertible into Brenham's Common Stock, the ownership interest of Brenham's existing shareholders will be diluted. If we are not able to obtain financing when needed, Brenham may be unable to successfully carry out our business plan. As a result, we may have to significantly limit our operations for the foreseeable future and, as a result, our business, financial condition and results of operations would be materially adversely affected.

Current economic and credit conditions could adversely affect Brenham's plan of operation and could result in significant losses for the foreseeable future.

Brenham's ability to secure additional financing and satisfy its financial obligations and indebtedness outstanding from time to time will depend upon future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, most of which will be beyond our control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on Brenham's ability to secure financing on favorable terms, if at all.

The development schedule of any oil and gas projects that Brenham may identify, including the availability and cost of drilling rigs, equipment, supplies, personnel and oil and gas field services, is subject to delays and cost overruns.

Historically, most oil and gas projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of drilling rigs and other essential equipment, supplies, personnel and oil and gas field services. The cost to develop prospects has not been fixed and remains dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Construction and operation schedules may not proceed as planned and may experience delays or cost overruns. Any delays may increase the costs of the projects, requiring additional capital, and such capital may not be available in a timely and cost-effective fashion.

Non-U.S. operations may be adversely affected by political and economic circumstances in the countries in which Brenham may operate, in which event Brenham may experience delays or be prevented from commencing or continuing operations in such countries.

Non-U.S. oil and gas exploration, development and production activities are subject to political and economic uncertainties (including but not limited to changes, sometimes frequent or marked, in energy policies or the personnel administering them), expropriation of property, cancellation or modification of contract rights, foreign exchange restrictions, currency fluctuations, royalty and tax increases and other risks arising out of foreign governmental sovereignty over the areas in which Brenham's operations are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities and insurrection. These risks may be higher in the developing countries in which Brenham intends to conduct activities, including Africa.

Potential operations in these areas increase Brenham's exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may:

- disrupt our operations;
- restrict the movement of funds or limit repatriation of profits;
- lead to U.S. government or international sanctions; and
- limit access to markets for periods of time.

Several countries in Africa are presently experiencing or have experienced political instability in the past. Disruptions may occur in the future, and losses caused by these disruptions may occur that will not be covered by insurance, if, indeed, any insurance is available at costs that Brenham can afford.

Consequently, Brenham's non-U.S. exploration, development and production activities may be substantially affected by factors which could have a material adverse effect on Brenham's financial condition and results of operations. Furthermore, in the event of a dispute arising from non-U.S. operations, Brenham may be subject to the exclusive jurisdiction of courts outside the U.S. or may not be successful in subjecting non-U.S. persons to the jurisdiction of courts in the U.S., which could adversely affect the outcome of such dispute.

The oil and gas industry, including the acquisition of exploratory acreage in Africa, is intensely competitive and unless Brenham is able to compete effectively, its plan of operation will have to be modified and its ability to pursue prospects could be materially, adversely effected.

The international oil and gas industry, including in the U.S. and Africa, is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply. Brenham expects to operate in a highly competitive environment for acquiring exploratory prospects and hiring and retaining trained personnel. Many of Brenham's competitors possess and employ financial, technical and personnel resources substantially greater than Brenham, which can be particularly important in the areas in which Brenham operates. These companies may be able to pay more for productive oil and gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than Brenham's financial or personnel resources permit. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect Brenham's competitive position. Brenham's ability to acquire additional prospects and to find and develop reserves in the future will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for available capital for investment in the oil and gas industry. As a result of these and other factors, Brenham may not be able to compete successfully in an intensely competitive industry, which could cause a material adverse effect on Brenham's results of operations and financial condition.

Participants in the oil and gas industry are subject to complex laws that can affect the cost, manner or feasibility of doing business and could result in unanticipated costs and delays that could adversely affect Brenham's financial condition.

Exploration and production activities in the oil and gas industry are subject to extensive local, state, federal and international regulations. Brenham may be required to make large expenditures to comply with governmental regulations, particularly in respect of the following matters:

- licenses for drilling operations;
- royalty increases, including retroactive claims;
- drilling and development bonds;
- reports concerning operations;
- the spacing of wells;
- unitization of oil and gas accumulations;
- remediation or investigation activities for environmental purposes; and
- taxation.

Under these and other laws and regulations, Brenham could be liable for personal injuries, property damage and other types of damages. Failure to comply with these laws and regulations also may result in the suspension or termination of Brenham's operations and subject Brenham to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase Brenham's costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on Brenham's financial condition and results of operations.

Brenham's future operations are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs that we do not anticipate or that we may not be able to adequately fund; any inability to fund material liabilities and related costs could result in a discontinuation of Brenham's operations.

Brenham's future operations will be, subject to various international, foreign, federal, state and local environmental, health and safety laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use and transportation of regulated materials and the health and safety of our employees. Brenham is required to obtain environmental permits from governmental authorities for certain of Brenham's operations, including drilling permits for wells. There is a risk that Brenham will not be in complete compliance with these permits and the environmental laws and regulations to which Brenham is subject at all times. If Brenham violates or fails to comply with these laws, regulations or permits, Brenham could be fined or otherwise sanctioned by regulators, including through the revocation of permits or the suspension or termination of operations. If Brenham fails to obtain permits in a timely manner or at all (due to opposition from community or environmental interest groups, governmental delays, or any other reasons), such failure could impede Brenham's operations, which could have a material adverse effect on Brenham's results of operations and financial condition.

Brenham could be held liable for all environmental, health and safety costs and liabilities arising out of its actions and omissions as well as those of potential third-party contractors. To the extent Brenham does not address these costs and liabilities or is otherwise in breach of lease requirements, Brenham's future leases could be suspended or terminated. Brenham intends to hire third parties to perform the majority of the drilling and other services related to its operations. There is a risk that Brenham may contract with third parties with unsatisfactory environmental, health and safety records or that Brenham's contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, Brenham could be held liable for all costs and liabilities arising out of the acts or omissions of its contractors, which could have a material adverse effect on Brenham's results of operations and financial condition.

Brenham may be required to maintain bonding or insurance coverage for certain risks relating to its operations, including environmental risks. Even under such policies, Brenham may not be insured against certain risks. Brenham's insurance may not cover any or all environmental claims that might arise from its operations or those of third-party contractors. If a significant accident or other event occurs and is not fully covered by Brenham's insurance, or Brenham's third-party contractors have not agreed to bear responsibility, such accident or event could have a material adverse effect on Brenham's results of operations and financial condition. In addition, Brenham may not be able to obtain required bonding or insurance coverage at all or in time to meet its anticipated startup schedule for each well, and if we fail to obtain this bonding or coverage, such failure could have a material adverse effect on Brenham's results of operations and financial condition.

In addition, Brenham expects continued attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and gas and natural gas combustion. The U.S. federal government, as well as the U.S. Environmental Protection Agency, are currently considering national greenhouse gas regulation, each having proposed bills or rules which would require or result in greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which Brenham intends to operate could adversely impact Brenham's operations.

Environmental, health and safety laws are complex, change frequently and have tended to become increasingly stringent over time. Brenham's costs of complying with current and future environmental, health and safety laws, and Brenham's liabilities arising from releases of, or exposure to, regulated substances may adversely affect Brenham's results of operations and financial condition. See "Description of Business - Environmental Matters and Regulation."

Brenham may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that Brenham violated the Foreign Corrupt Practices Act could have us subject to civil or criminal liability and that could have a material adverse effect on Brenham's business and prevent Brenham from operating in one or more jurisdictions.

Brenham is subject to the Foreign Corrupt Practices Act ("FCPA") and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Brenham may do business in the future in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or private entities. Thus, we face the risk of unauthorized payments or offers of payments by one of Brenham's employees or consultants, even though these parties are not always subject to Brenham's control. Brenham's existing safeguards and any future improvements may prove to be less than effective, and Brenham's employees and consultants may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect Brenham's business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2011, we had 16,017,142 shares of common stock issued and 1,000 preferred shares issued. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Shares eligible for future sale

As of December 31, 2011, the Registrant had 16,017,142 shares of common stock issued, 4,020,716 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 2011, Delta's facilities consist of 2,500 square feet of office space and 10,000 square feet of warehouse located in Houston, TX. Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities.  Delta pays rent to Wintech by paying the monthly payments of $14,158 due on the note payable. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

The Company owns the 38,500 square foot warehouse and office facility utilized by NPI. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale (see notes 4 and 9). NPI plans to build new facilities on this site.

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

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which was included in other income for the year ended December 31, 2010.

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

American International Industries, Inc. v. Rubicon Financial Incorporated. On November 27, 2007, American acquired 1,000,000 restricted shares of Rubicon Financial Incorporated’s (OTCBB: RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000. On August 19, 2011, American received a default judgment for fraud and breach of contract against Rubicon in the amount of $2,000,000 plus attorney's fees and accrued interest at 5% per annum by the 281st District Court, Harris County, TX. American, through California counsel, has commenced a separate proceeding seeking to enforce the judgment against Rubicon in a court of competent jurisdiction in Orange County, CA, pursuant to which a hearing is scheduled on April 27, 2012.

Rubicon has filed a separate action with the District Court, Harris County, TX, seeking to have the judgment vacated and discovery is pending. While the collateral proceeding brought by Rubicon in Harris County, TX may serve to delay the enforcement by American of the judgment in California, American believes that it will prevail in having the judgment upheld in the District Court in Harris County, TX and having the judgment enforced in full in Orange County, CA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2011, the Company's annual meeting of shareholders was held. At the meeting the shareholders voted to re-elect Daniel Dror, Charles R. Zeller, Robert W. Derrick, Jr., Thomas J. Craft, Jr. and Scott Wolinsky to serve on the Board of Directors.  While former director Steven M. Plumb was on the ballot as of the record date of April 11, 2011, he resigned as a director on May 19, 2011 to pursue other business opportunities.

In addition, our shareholders voted to ratify the selection of GBH CPAs, PC as the Company’s independent auditors for 2011.

At the date of the annual meeting, the Company had a total of 12,641,120 shares of common stock outstanding, of which 11,086,111, or 87.7%, were present and voted. The following tables set forth the vote with respect to the two proposals.

Proposal 1. Election of Directors

Nominees	For	Withheld
Daniel Dror	5,535,278	2,422,568
Charles R. Zeller	5,554,729	2,403,117
Robert W. Derrick, Jr.	5,556,779	2,401,067
Thomas J. Craft, Jr.	5,555,305	2,402,541
Scott Wolinsky	5,438,359	2,519,487

Prior to the meeting, on May 19, 2011, the board of directors of American International Industries, Inc. (the "Company") accepted the resignation of Steven M. Plumb as director of the Company. Mr. Plumb informed the Company that the reason for his resignation was to permit him to pursue new business opportunities. Mr. Plumb had no disagreements with the Company's operations, policies or practices.

Proposal 2. Ratification of GBH CPAs, PC as Independent Auditors for 2011

For	Against	Abstain	Broker Non-Votes
10,247,725	809,053	29,333	-

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter ended March 31,	$0.80	$0.42	$1.59	$0.98
Second Quarter ended June 30,	$0.70	$0.52	$1.49	$0.88
Third Quarter ended September 30,	$0.59	$0.25	$1.05	$0.25
Fourth Quarter ended December 31,	$0.30	$0.17	$0.79	$0.34

The Company believes that as of December 31, 2011, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On August 23, 2010, the Company announced that its Board of Directors approved a stock repurchase program, effective August 23, 2010. Under the program, the Company is authorized to repurchase up to $1,000,000 of its outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.  During 2010, the Company purchased 74,900 shares under this plan at an average price paid per share of $0.65.  During 2011, the Company purchased 285,974 shares under this plan at an average price paid per share of $0.26.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2011.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plans at the
Period	Shares Purchased	Paid Per Share	Announced Plans	End of the Period

October 1, 2011 to October 31, 2011	9,500	$0.31	9,500	-
November 1, 2011 to November 30, 2011	8,600	0.28	8,600	-
December 1, 2011 to December 31, 2011	224,274	0.21	224,274	-
	242,374	$0.21	242,374	-

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, American issued 1,545,216 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount will be amortized to expense over the remaining terms of these loans.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2011.

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
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas ("BOG"), a division that currently owns minimal oil, gas and mineral royalty interests. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 58,680,074 shares of common stock, representing 53.2% of BOG’s total outstanding shares.

On September 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the year ended December 31, 2011 and net income of $10,826 for the year ended December 31, 2010 are included in discontinued operations.  During the year ended December 31, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the year ended December 31, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

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

On February 3, 2010, Hammonds Industries Inc. ("Hammonds") and Delta Seaboard Well Service, Inc. ("Delta Seaboard"), a Texas corporation, completed a reverse merger ("Reverse Merger"). In connection with the reverse merger, Hammonds changed its name to Delta Seaboard International, Inc. and effected a one-for-ten (1:10) reverse stock split ("Reverse Split") of its common stock.  Following the effective date of the Reverse Split, Delta issued shares of common stock to the existing stockholders of Delta Seaboard as follows: (i) 22,186,572 post-Reverse Split shares in consideration for American’s 51% equity ownership of Delta Seaboard, and 10,000,000 post-Reverse Split shares in consideration for American converting $872,353 in principal and accrued interest of debt payable by Delta to American; (ii) a total of 21,316,510 shares to Robert W. Derrick, Jr., a newly appointed director of Delta as well as Delta Seaboard’s president and a director of American and Ron Burleigh, a newly-appointed director of Delta as well as Delta Seaboard’s vice president, in consideration for their 49% equity ownership of Delta Seaboard; and (iii) 9,607,843 post-Reverse Split shares in consideration for Messrs. Derrick and Burleigh extending their employment agreements for five years in addition to the balance of their current employment agreements. As part of the Reverse Merger, Delta assumed $709,552 in liabilities from Hammonds, including $615,000 in preferred dividends payable in shares of Delta's common stock.  American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 31,925,832 shares of common stock, representing 45.0% of Delta's total outstanding shares. All other stockholders of Delta own 6,096,483 shares of common stock, representing 8.6% of Delta's total 70,882,250 outstanding shares.

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

Related Party Transactions

During the year ended December 31, 2011, American issued 1,545,216 restricted shares of common stock for cash consideration of $793,000 and a receivable of $26,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the years ended December 31, 2011 and 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 VERSUS YEAR ENDED DECEMBER 31, 2010

We have three reporting segments and corporate overhead:  Northeastern Plastics ("NPI"), Delta Seaboard Well Service ("Delta"), Brenham Oil & Gas Corp. ("Brenham"), and corporate overhead.

Net revenues. Revenues from continuing operations were $21,726,622 for the year ended December 31, 2011, compared to $23,484,846 for the year ended December 31, 2010, representing a decrease of $1,758,224, or 7.5%.  Revenues decreased primarily due to a decrease in NPI's revenues of $4,027,995, or 27.9%, because of lower revenues with one of its principal customers. Delta's revenues increased by $2,270,060, or 25.2%, primarily as a result major maintenance on two rigs during 2010, which rigs became fully-operational in 2011. Brenham's revenues for the year ended December 31, 2011 were $1,389.

Cost of sales for the year ended December 31, 2011 was $13,020,067, compared to $15,708,172 for the year ended December 31, 2010. Our gross margins in 2011 were 40.1%, compared to gross margins of 33.1% in 2010. The increase in margins was primarily due to a change in the revenue mix. Delta's revenues represented 52% of total revenues for the year ended December 31, 2011, compared to 38% in 2010. The margins on Delta's revenues are historically higher than the margins on our other revenue components.

Consolidated selling, general and administrative expenses for the year ended December 31, 2011 were $12,617,031, compared to $11,068,833 in the prior year, representing an increase of $1,548,198, or 14.0%. General and administrative expenses for Delta increased by $295,766 due to the increase in rig service revenues. Selling, general and administrative expenses for the year ended December 31, 2011 included $804,377 in bad debt expense due to the write-off of a receivable from Shumate Energy Technologies, Inc. as a result of a bankruptcy settlement. Selling, general and administrative expenses for the year ended December 31, 2010 included $645,270 in bad debt expense, primarily due to a $600,000 reserve established due to the uncertainty of collectability of notes receivable.  Additionally, general and administrative expenses increased for the year ended December 31, 2011 compared to the prior year due to higher than normal legal and professional expenses associated with the settlement of lawsuits and the bankruptcy settlement of Shumate Energy Technologies, Inc.

Impairment on real estate held for sale was $80,000 for the year ended December 31, 2011.  During the fourth quarter of 2008, American received a 1.705-acre tract of land in Galveston County valued at $540,000 as a guarantor's extension fee.  The market value of this property was appraised at $460,000 in February 2012, and American recorded an impairment of $80,000 for the year ended December 31, 2011.

Gain on sale of assets for the year ended December 31, 2011 was $1,900,491, compared to $763,597  for the year ended December 31, 2010.  On September 30, 2011, AITP sold the 287-acre property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, resulting in a gain on sale of assets of $3,476,824. In November 2011, American foreclosed on the note receivable and obtained ownership of 17 condominium units at the waterfront Dawn Condominium complex located in Galveston, Texas.  In connection with the foreclosure, American re-evaluated the net realizable value of the condominium units and adjusted the gain by $1,613,333 for a net gain of $1,863,491 during 2011.  Subsequently, $213,682 was received resulting from the sale of 2 of the units.  The remaining units are listed for sale with a broker.  No assurance can be given on the likelihood of completing the sales. During the year ended December 31, 2010, American sold an 8 acre tract of land with a book value of $175,480 for $340,445 and recognized a $164,965 gain for this transaction, see Note 4. During the year ended December 31, 2010, American sold its 51% ownership in Delta's facilities with a book value of $422,737 and the purchaser assumed the $943,500 note payable on the property. American recognized a $520,763 gain for this transaction.  On September 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note. American recorded a $74,814 gain on sale of assets for this transaction.

We had an operating loss of $2,089,985 for the year ended December 31, 2011, compared to an operating loss of $2,528,562 for the year ended December 31, 2010.

Other expenses were $1,214,092 for the year ended December 31, 2011, compared to other income of $677,451 for the year ended December 31, 2010, representing a decrease of $1,891,543 from the prior period.  For the years ended December 31, 2011 and 2010, American recorded realized losses on the sale of trading securities of $2,691,069 and $1,225,904, respectively.  For the years ended December 31, 2011 and 2010, American had unrealized trading gains of $1,880,432 and $1,659,902, respectively, related to securities held on those dates. Other income for the year ended December 31, 2010 includes non-cash compensation for consulting services of $1,370,000. The Company received 1,000,000 restricted shares of ADB International Group, Inc. common stock valued at $1.37 per share for these consulting services.  Other income for the year ended December 31, 2010 included the receipt of $700,000 by Delta as a cash settlement for its claims in an insurance lawsuit. Other income included an expense of $1,650,000 for the Botts lawsuit settlement which was settled in February 2011 (see note 13).

Net income/loss. We had a net loss from continuing operations of $3,463,632, or $0.24 per share, for the year ended December 31, 2011, compared to a net loss of $1,838,590, or $0.13 per share, for the same period in 2010.  We had a net loss from discontinued operations of $54,410, or $0.00 per share, for the year ended December 31, 2011, compared to net income of $1,402,470, or $0.14 per share, for the year ended December 31, 2010. DCP's net loss of $4,410 for the year ended December 31, 2011, and net income of $10,826 for the year ended December 31, 2010, are included in discontinued operations.  During the year ended December 31, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the year ended December 31, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011. Net income from discontinued operations for the year ended December 31, 2010 includes the gain on deconsolidation of SET of $2,954,974, offset by SET's net loss of $1,563,330 for the period January 1, 2010 through November 11, 2010.

Our net loss was $3,259,331, or $0.24 per share, for the year ended December 31, 2011, compared to net income of $56,963, or $0.01 per share, for the year ended December 31, 2010.

Delta

During the year ended December 31, 2011, Delta had revenues of $11,293,189, compared to $9,023,129 during the year ended December 31, 2010, representing an increase of $2,270,060, or 25.2%. Pipe sales for the year ended December 31, 2011 were $6,633,607 compared to $5,878,377 for the year ended December 31, 2010, representing an increase of $755,230, or 12.8%. Pipe sales increased primarily due to significantly increased drilling activities during 2011.  Additionally, the cost of steel products decreased, allowing Delta to be more competitive in the pipe market. More pipe was sold to end-users, affording Delta larger pipe orders with higher margins. Rig service revenues increased for the year ended December 31, 2011 by $1,514,830, or 48.2%, to $4,659,582 compared to $3,144,752 for the year ended December 31, 2010. Rig service revenues have increased due to major maintenance on two rigs during 2010.

Delta, as part of its business, sells salvaged and new pipe to operators of oil and gas fields. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.

Operating expenses increased by $870,386 or 8.2%, to $11,546,835 for the year ended December 31, 2011, compared to operating expenses of $10,676,449 for the year ended December 31, 2010. Cost of sales for the year ended December 31, 2011 was $5,276,430, compared to $4,701,810 during the year ended December 31, 2010, an increase of $574,620, or 12.2%. The increase in cost of sales was due to the increase in pipe sales during the year ended December 31, 2011. General and administrative expenses were $6,270,405 for the year ended December 31, 2011, compared to $5,974,639 for the year ended December 31, 2010, representing an increase of $295,766, or 5.0%, due to the increase in rig service revenues. General and administrative expenses for 2010 include non-cash stock-based compensation of $858,750 primarily to the executive officers of Delta Seaboard in consideration for extending their employment agreements (as described in Note 1 to the consolidated financial statements). This was offset significantly by lower operating expenses associated with the decline in rig service revenues during 2010.

NPI

NPI's revenues were $10,432,044 for the year ended December 31, 2011, compared to $14,460,039 for the year ended December 31, 2010, representing a decrease of $4,027,995, or 27.9%. NPI's revenues decreased primarily because of lower revenues with one of its principal customers.  NPI has added several new customers to replace this business and expects to add additional medium to large customers during in the year 2012. NPI’s gross margin for the year ended December 31, 2011 improved to 26% compared to 24% for the prior year.  For the year ended December 31, 2011, selling, general and administrative expenses were $2,586,706, compared to $2,535,469 for the prior year, representing an increase of $51,237, or 2%.  NPI experienced operating income of $101,701 for the year ended December 31, 2011, compared to operating income of $878,608 during the prior year.

NPI is highly reliant upon a small customer base, with approximately 40% of its sales in 2011 being generated through one principal customer. There is significant risk in having such a large portion of revenues concentrated to this extent and the loss of one or more principal customers could result in a reduction in NPI’s revenues. The sales of NPI have historically been subject to sharp seasonal variations.  NPI's strategic plan for 2012 includes targeting additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

Our subsidiary, NPI has purchase orders from all customers for all of its sales of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the items are shipped.

Brenham

Revenue for the year ended December 31, 2011 was $1,389 for oil and gas mineral royalty interests. General and administrative expenses for the year ended December 31, 2011 were $146,873 and consisted of travel, consulting, and legal and professional expenses associated with the spin-off transaction and consulting fees to locate oil and gas properties.  General and administrative expenses for the year ended December 31, 2011 included non-cash stock-based compensation of $35,700.  Revenue for the year ended December 31, 2010 was $1,677 for oil and gas mineral royalty interests. General and administrative expenses for the year ended December 31, 2010 were $158,623, and consisted primarily of $113,157 for travel, consulting, and legal expenses associated with the spin-off of Brenham and business trips to Africa to assess potential prospects and non-cash stock-based compensation of $45,466. Net loss for the year ended December 31, 2011 was $145,484, compared to $156,946 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from the issuance of common stock of $979,000, sales of trading securites net of purchases of $824,102, proceeds from notes receivable of $458,720, proceeds from the sale of real estate held for sale of $213,682, and a net decrease in investments in certificates of deposit of $201,973.

Capital expenditures for the year ended December 31, 2011 were $402,848 compared to $175,117 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $1,062,183 for the year ended December 31, 2011, compared to $1,405,813 for the year ended December 31, 2010.  Net cash used in operating activities for the year ended December 31, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Additionally, accounts receivable and accounts payable decreased significantly due to collections of receivables and payments made in the year ended December 31, 2011, for higher revenues at NPI and expenses incurred in support of these revenues during the year ended December 31, 2010.

The Company's prospects for selling real estate from its portfolio have improved significantly due to infrastructure developments in close proximity to these properties. Management believes that demand and prices for real estate will increase during the next 12 to 24 months from the date of this report.

For the year ended December 31, 2011, our investing activities provided cash of $1,312,453, compared to $1,460,687 during the year ended December 31, 2010. Our financing activities used cash of $841,731 during the year ended December 31, 2011, compared to $275,852 during the year ended December 31, 2010.

In January 2011, NPI obtained a line of credit from Trustmark Bank in the amount of $3,000,000. Our subsidiary, Delta has a line of credit for $2,700,000 with Trustmark Bank, which has a maturity date in April 2012.  Delta's line of credit with its bank has historically been renewed prior to the due date for a period of 18 to 24 months.  Management plans to renew this line of credit upon expiration. Delta has an excellent relationship with its bank and believes that they will be able to renegotiate their lines of credit at terms and conditions satisfactory to the Company.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at December 31, 2011 were $20,866,526, compared to $25,890,861 at December 31, 2010, representing a decrease of $5,024,335. At December 31, 2011, consolidated working capital was $9,173,114, compared to working capital of $9,728,802 at December 31, 2010, representing a decrease of $555,688. Total assets as of December 31, 2011, included real estate held for sale of $7,915,512 (see note 4), inventories of $3,767,113, accounts receivable of $2,680,406, cash and cash equivalents of $879,901, $679,159 in notes receivable, and $3,729,718 of property and equipment.

We had total liabilities of $8,402,315 as of December 31, 2011, which included $6,921,240 of current liabilities, mainly consisting of $2,420,636 of accounts payable and accrued expenses and $4,152,060 of current installments of long-term debt, and long-term liabilities of $1,481,075, consisting of long-term debt (less current installments) of $1,424,798 and accrued pension expense of $56,277.

Cash flow from operations. For the year ended December 31, 2011, we used cash in operations of $1,062,183, compared to $1,405,813 during the same period in 2010. Our net loss from continuing operations of $3,463,632 for the year ended December 31, 2011 included non-cash income of $1,900,491 for net gains on disposals of assets. Non-cash expenses included in net income were $2,744,050, including depreciation and amortization of $473,497, share-based compensation of $1,386,176, impairment on real estate held for sale of $80,000, and bad debt expense of $804,377.  Our net loss from continuing operations of $1,838,590 for the year ended December 31, 2010 included non-cash income of $2,133,596, including shares received for consulting services of $1,370,000 and gains on disposals of assets of $763,597. Non-cash expenses included in net income were $4,194,649, including depreciation and amortization of $461,503, share-based compensation of $1,437,876, bad debt expense of $645,270, and the accrual of $1,650,000 for the Botts lawsuit settlement (see note 13). Accounts receivable decreased by $1,380,215 during the year ended December 31, 2011, compared to an increase of $2,496,404 during the same period in 2010.  Our inventories decreased by $1,666,380 for the year ended December 31, 2011, compared to a decrease of $62,485 during the year ended December 31, 2010.  Accounts payable decreased by $2,572,940 during the year ended December 31, 2010, compared to an increase of $1,002,275 during the same period in 2010.  Accounts receivable and accounts payable increased during the year ended December 31, 2010 primarily due to increased revenues at NPI.

Cash flow from investing activities. For the year ended December 31, 2011, our investing activities provided cash of $1,312,453 primarily as a result of proceeds from the sale of trading securities of $2,655,392, proceeds from notes receivable of $458,720, proceeds from the sale of real estate held for sale of $213,682, and a net decrease in investments in certificates of deposit of $201,973, offset by the purchase of trading securities of $1,831,290, and the purchase of property and equipment of $402,848. For the year ended December 31, 2010, our investing activities provided cash of $1,460,687 primarily as a result of proceeds from the sale of real estate held for sale of $943,500, from the sale of property and equipment of $343,945, the sale of trading securities of $509,039, and a net decrease in investments in certificates of deposit of $422,068, offset by the issuance of notes receivable of $120,000, the purchase of trading securities of $410,013, and the purchase of property and equipment of $175,117.

Cash flow from financing activities. Our financing activities used cash of $841,731 during the year ended December 31, 2011, primarily as a result of payments on debt of $1,198,065, net repayments under lines of credit agreements of $655,037, offset by the issuance of common stock of $979,000.  Our financing activities used cash of $275,852 during the year ended December 31, 2010, primarily as a result of payments on debt of $3,245,118, offset by the issuance of common stock of $1,117,200 and net borrowings under lines of credit agreements and the issuance of debt of $1,878,620.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
American International Industries, Inc. and Subsidiaries
Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 30, 2012

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$879,901	$1,471,362
Certificates of deposit	-	777,119
Trading securities	155,705	1,790,444
Accounts receivable, less allowance for doubtful accounts
of $79,377 and $78,187, respectively	2,680,406	4,060,621
Short-term notes receivable	62,500	421,300
Current portion of notes receivable	320,359	38,892
Inventories, net	3,767,113	5,433,493
Real estate held for sale	7,915,512	5,600,321
Prepaid expenses and other current assets	312,858	253,534
Assets held for sale	-	237,997
Total current assets	16,094,354	20,085,083

Long-term notes receivable, less current portion	296,300	1,004,564
Real estate held for sale	-	225,000
Oil & gas properties - unproved	8,400	-
Property and equipment, net of accumulated depreciation and amortization	3,729,718	3,673,289
Goodwill	674,539	674,539
Patents & trademarks, net of accumulated amortization	44,910	-
Marketable securities - available for sale	7,800	130,000
Other assets	10,505	97,003
Assets held for sale	-	1,383
Total assets	$20,866,526	$25,890,861
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,420,636	$3,571,269
Bank overdrafts	107,988	-
Accrued lawsuit settlement	-	1,650,000
Short-term notes payable	234,799	91,183
Accounts and notes payable to related parties	5,757	20,552
Current installments of long-term debt	4,152,060	4,794,723
Liabilities associated with assets held for sale	-	228,554
Total current liabilities	6,921,240	10,356,281

Accrued pension expense	56,277	-
Long-term debt, less current installments	1,424,798	1,807,931
Total liabilities	8,402,315	12,164,212

Commitments and contingencies	-	-

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Continued)
	December 31, 2011	December 31, 2010
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 and 0 shares
issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 50,000,000 authorized;
16,017,142 and 10,971,325 shares issued, respectively and
15,364,711 and 10,604,868 shares outstanding, respectively	16,017	10,972
Additional paid-in capital	36,938,146	34,271,654
Stock subscription receivable	(72,000)	-
Accumulated deficit	(23,066,214)	(19,806,883)
Accumulated other comprehensive loss	(1,397,200)	(1,275,000)
Less treasury stock, at cost; 652,431 and 366,457 shares, respectively	(628,694)	(554,428)
Total American International Industries, Inc. equity	11,790,056	12,646,315
Noncontrolling interest	674,155	1,080,334
Total equity	12,464,211	13,726,649
Total liabilities and equity	$20,866,526	$25,890,861
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
	Year Ended
	December 31, 2011	December 31, 2010

Revenues	$21,726,622	$23,484,846
Costs and expenses:
Cost of sales	13,020,067	15,708,172
Selling, general and administrative	12,617,031	11,068,833
Impairment on real estate held for sale	80,000	-
Total operating expenses	25,717,098	26,777,005

Gain on sale of assets	1,900,491	763,597

Operating loss	(2,089,985)	(2,528,562)

Other income (expenses):
Interest and dividend income	20,764	96,456
Botts lawsuit settlement	-	(1,650,000)
Delta lawsuit settlement	-	700,000
Consulting service income	-	1,370,000
Realized losses on the sale of trading securities, net	(2,691,069)	(1,225,904)
Unrealized gains on trading securities, net	1,880,432	1,659,902
Interest expense	(477,455)	(459,436)
Other income	53,236	186,433
Total other income (expense)	(1,214,092)	677,451

Loss before income tax	(3,304,077)	(1,851,111)
Income tax expense (benefit)	159,555	(12,521)
Loss from continuing operations, net of income taxes	(3,463,632)	(1,838,590)
Income (loss) on disposal of discontinued operations	(50,000)	2,954,974
Loss from discontinued operations, net of income taxes	(4,410)	(1,552,504)
Net loss	(3,518,042)	(436,120)
Net loss attributable to the noncontrolling interest	258,711	493,083
Net income (loss) attributable to American International Industries, Inc.	$(3,259,331)	$56,963
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.24)	$(0.13)
Discontinued operations	-	0.14
Total	$(0.24)	$0.01

Weighted average common shares outstanding - basic and diluted	13,594,031	9,938,013

Comprehensive loss
Net loss	$(3,518,042)	$(436,120)
Unrealized loss on marketable securities	(122,200)	(1,275,000)
Total comprehensive loss	(3,640,242)	(1,711,120)
Comprehensive loss attributable to the noncontrolling interests	258,711	493,083
Comprehensive loss attributable to American International Industries, Inc.	$(3,381,531)	$(1,218,037)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2011 and 2010

										Accumulated
					Additional	Stock			Non-	Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury	Controlling	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Interest	Loss	Equity
Balance, December 31, 2009	-	$-	9,191,325	$9,192	$33,571,064	$-	$(19,863,846)	$(505,774)	$1,450,225	$-	$14,660,861
Issuance of common shares for services	-	-	680,000	680	563,258	-	-	-	873,938	-	1,437,876
Acquisition of treasury shares	-	-	-	-	-	-	-	(48,654)	-	-	(48,654)
Proceeds from issuance of shares	-	-	1,100,000	1,100	1,136,762	-	-	-	1,438	-	1,139,300
Delta reverse merger	-	-	-	-	(1,180,620)	-	-	-	(330,994)	-	(1,511,614)
Change in equity investment ownership	-	-	-	-	296,671	-	-	-	(296,671)	-	-
Dividends on preferred stock of Delta	-	-	-	-	(115,481)	-	-	-	(124,519)	-	(240,000)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(1,275,000)	(1,275,000)
Net loss	-	-	-	-	-	-	56,963	-	(493,083)	-	(436,120)
Balance, December 31, 2010	-	-	10,971,325	10,972	34,271,654	-	(19,806,883)	(554,428)	1,080,334	(1,275,000)	13,726,649
Issuance of common shares for services	-	-	1,640,601	1,640	1,300,308	-	-	-	84,228	-	1,386,176
Acquisition of treasury shares	-	-	-	-	(646)	-	-	(74,266)	(705)	-	(75,617)
Proceeds from issuance of shares	-	-	1,799,299	1,799	977,201	-	-	-	-	-	979,000
Stock issued to related party for receivable	-	-	145,917	146	71,854	(72,000)	-	-	-	-	-
Stock issued to related party for land	-	-	1,460,000	1,460	518,922	-	-	-	-	-	520,382
Preferred stock issued to officer as guarantor fee	1,000	1	-	-	49,462	-	-	-	-	-	49,463
Issuance of BOG stock for oil & gas properties	-	-	-	-	4,158	-	-	-	4,242	-	8,400
Change in equity investment ownership	-	-	-	-	(27,647)	-	-	-	27,647	-	-
VOMF settlement recorded as deemed dividend for Delta	-	-	-	-	(115,875)	-	-	-	(134,125)	-	(250,000)
Dividends on preferred stock of Delta	-	-	-	-	(111,245)	-	-	-	(128,755)	-	(240,000)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(122,200)	(122,200)
Net loss	-	-	-	-	-	-	(3,259,331)	-	(258,711)	-	(3,518,042)
Balance, December 31, 2011	1,000	$1	16,017,142	$16,017	$36,938,146	$(72,000)	$(23,066,214)	$(628,694)	$674,155	$(1,397,200)	$12,464,211

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,518,042)	$(436,120)
Income (loss) from discontinued operations, net of income taxes	(54,410)	1,402,470
Net loss from continuing operations	(3,463,632)	(1,838,590)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	473,497	461,503
Share-based compensation	1,386,176	1,437,876
Amortization of guarantor fee	24,064	-
Shares received for consulting services	-	(1,370,000)
Botts lawsuit settlement	-	1,650,000
Impairment on real estate held for sale	80,000	-
Gain on sale of assets	(1,900,491)	(763,597)
Bad debt expense	804,377	645,270
Realized losses on the sale of trading securities, net	2,691,069	1,225,904
Unrealized gains on trading securities, net	(1,880,432)	(1,659,902)
Change in operating assets and liabilities:
Accounts receivable	1,380,215	(2,496,404)
Inventories	1,666,380	62,485
Prepaid expenses and other current assets	211,045	227,967
Other assets	38,489	9,400
Accounts payable and accrued expenses	(2,572,940)	1,002,275
Net cash used in operating activities from continuing operations	(1,062,183)	(1,405,813)

Cash flows from investing activities from continuing operations:
Purchase of trading securities	(1,831,290)	(375,013)
Sale of trading securities	2,655,392	509,039
Proceeds from sale of equity investment	-	20,000
Proceeds from sale of subsidiary	-	10,000
Proceeds from sale of real estate held for sale	213,682	943,500
Proceeds from sale of property and equipment	37,000	343,945
Purchase of property and equipment	(402,848)	(175,117)
Purchase of real estate held for resale	-	(29,557)
Purchase of shares of ADBI	-	(35,000)
Costs of securing patents and trademarks	(48,027)	-
Redemption of certificate of deposit	250,000	945,000
Investment in certificate of deposit	(5,381)	(522,932)
Issuance of note receivable	-	(120,000)
Proceeds from notes receivable	458,720	36,270
Loans to related parties	(14,795)	(89,448)
Net cash provided by investing activities from continuing operations	1,312,453	1,460,687

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	979,000	1,117,200
Proceeds from issuance of common stock of subsidiary	-	22,100
Net borrowings (repayments) under lines of credit agreements	(655,037)	428,620
Bank overdrafts	107,988	-
Proceeds from issuance of debt	-	1,450,000
Principal payments on debt	(1,198,065)	(3,245,118)
Payments for acquisition of treasury stock of subsidiary	(1,351)	-
Payments for acquisition of treasury stock	(74,266)	(48,654)
Net cash used in financing activities from continuing operations	(841,731)	(275,852)

Year Ended December 31,
2011	2010
Net decrease in cash and cash equivalents from continuing operations	(591,461)	(220,978)
Cash and cash equivalents at beginning of period	1,471,362	1,692,340
Cash and cash equivalents at end of period	$879,901	$1,471,362

Discontinued operations - SET:
Net cash provided by operations	$-	$53,574
Net cash used in investing activities	-	(10,386)
Net cash used in financing activities	-	(43,188)
Net decrease in cash and cash equivalents from discontinued operations	-	-
Cash and cash equivalents at beginning of year from discontinued operations	-	-
Cash and cash equivalents at end of year from discontinued operations	$-	$-

Supplemental schedule of cash flow information:
Interest paid	$463,322	$466,494
Taxes paid	$76,498	$45,422

Non-cash transactions:
Note receivable issued for common stock of DCP	$-	$55,000
Note payable issued for lawsuit settlement	$400,000	$-
Unrealized loss on marketable securities	$122,200	$1,275,000
Real estate held for sale acquired by foreclosure on note receivable	$3,701,824	$66,304
Receipt of common stock to convert promissory note due from Delta	$-	$872,352
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$-	$597,131
Adjustment to noncontrolling interest in Delta, DCP, and BOG	$27,647	$296,671
Delta dividends declared and unpaid	$240,000	$240,000
Financing of prepaid insurance	$244,970	$250,753
Issuance of note receivable for accounts receivable balance - SWGCP	$-	$601,300
Issuance of note receivable for accounts receivable balance - SET	$-	$629,205
Issuance of note receivable for interest receivable balance	$-	$100,000
Fixed assets placed in service reclassified from other assets	$48,009	$-
Stock issued to related party for subscription receivable	$72,000	$-
Stock issued to related party for real estate held for sale	$520,382	$-
Financing of fixed assets	$75,952	$-
VOMF settlement recorded as deemed dividend for Delta	$250,000	$-
SET receivable from foreclosure of certificate of deposit	$532,500	$-
Issuance of BOG stock for oil & gas properties	$8,400	$-
Preferred stock issued to officer as guarantor fee	$49,463	$-
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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), Delta Seaboard International, Inc. ("Delta"), in which American holds a 46.4% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 53.2% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On September 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the year ended December 31, 2011 and net income of $10,826 for the year ended December 31, 2010 are included in discontinued operations.  During the year ended December 31, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the year ended December 31, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

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

American owns 32,859,935 shares of common stock, representing 46.4% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 31,925,832 shares of common stock, representing 45.0% of Delta's total outstanding shares. All other stockholders of Delta own 6,096,483 shares of common stock, representing 8.6% of Delta's total 70,882,250 outstanding shares.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas and an oil field in Abilene, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. For the year ended December 31, 2010, Brenham issued 13,000,000 shares of common stock for cash consideration of $22,100 and 22,000,000 shares for services valued at $45,466. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53.2% of the outstanding shares as of December 31, 2011. The resale registration statement of Brenham was declared effective by the SEC on May 16, 2011. This registration statement registered 10,279,019 shares of Brenham common stock issued to American shareholders as a dividend on July 21, 2010. BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

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

Notes Receivable

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

If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At December 31, 2011 and 2010, American completed its annual impairment testing of goodwill. During, each year, there were no events or circumstances that would have indicated potential impairment. At December 31, 2011 and 2010, the carrying amount of NPI did not exceed its fair value and as a result, no impairment loss was recognized.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2011, American had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the year ended December 31, 2011, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 100,000 options to purchase shares of common stock that were not "in the money".  No dilutive securities were outstanding for the year ended December 31, 2010.

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

Stock-Based Compensation

American sometimes grants shares of stock for goods and services and in conjunction with certain agreements. These grants are accounted for based on the grant date fair values.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2011 and 2010, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following table provides fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of December 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$155,705	$155,705	$155,705	$-	$-
Marketable Securities - available for sale	$7,800	$7,800	$7,800	$-	$-

	As of December 31, 2010
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$1,790,444	$1,790,444	$1,790,444	$-	$-
Marketable Securities - available for sale	$130,000	$130,000	$130,000	$-	$-

Oil & gas properties - unproved

Currently, oil & gas properties owned by Brenham have minimal production to maintain the lease and are considered unproved.  Management will assess the appropriate method of accounting to use for amortization, successful efforts or full cost, once these properties have been proved.

Subsequent Events

American has evaluated all transactions from December 31, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the years ended December 31, 2011 and 2010, American had net unrealized trading gains of $1,880,432 and $1,659,902, respectively, related to securities held on those dates.  American recorded net realized losses of $2,691,069 and $1,225,904 for the years ended December 31, 2011 and 2010, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At December 31, 2011, this investment was valued at $7,800, based on the closing market price of $0.0060 per share on that date.  American recognized other comprehensive loss for the years ended December 31, 2011 and 2010 of $122,200 and 1,275,000, respectively, for the unrealized loss on this investment.

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

Note 3 - Inventories

Inventories consisted of the following:
	December 31, 2011	December 31, 2010
Finished goods	$3,769,045	$5,482,932
Less reserve	(1,932)	(49,439)
	$3,767,113	$5,433,493

Note 4 - Real Estate Held for Sale

On September 30, 2011, AITP sold the 287-acre property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, for consideration of $3,701,824 in the form of a secured note receivable of $3,599,766 and interest receivable of $102,058.  American and TXCB have signed a sales proceeds sharing agreement for the 287-acre property.  In accordance with the sales proceeds sharing arrangement, if the 287-acre property is sold by TXCB at a minimum price of $5,000,000 to an unrelated third party on or before December 31, 2013, American will receive the difference between the first $5,000,000 in sales proceeds and $3,100,000 or $1,900,000.  In the event that the sales price of the 287-acre property exceeds $5,000,000 such amount over the $5,000,000 consideration shall be divided on a 50/50 basis between American and TXCB, in addition to the $1,900,000.  The settlement has resulted in a net gain of $3,476,824, which does not include the value of the sale proceeds sharing agreement. In November 2011, American foreclosed on the note receivable and obtained ownership of 17 condominium units at the waterfront Dawn Condominium complex located in Galveston, Texas.  In connection with the foreclosure, American re-evaluated the net realizable value of the condominium units and adjusted the gain by $1,613,333 for a net gain of $1,863,491 during 2011.  During November and December 2011, $213,682 was received from the sale of 2 of the units.  The remaining 15 units are listed for sale with a broker.  No assurance can be given on the likelihood of completing the sales.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the property from an independent third-party appraiser which concluded that the property had an estimated fair market value of approximately $1,900,000. The purchase of the property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the property will be held for sale by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

During the fourth quarter of 2009, American foreclosed on real property which was security for a note receivable owed to American, which was in default.  At December 31, 2009, American was carrying this property on the balance sheet for $4,611,233, which represented $3,332,543 in principal and accrued interest allocated to the property received at the time of default and the assumption of a $1,278,690 note payable secured by the property by another lien holder.  This property consisted of seven tracts, of which several are under contract for sale and the remainder are listed for sale with a broker. The appraised values of these properties exceeded the $4,611,233 owed to American. Values were allocated to the tracts of property based on their individual appraised values relative to the total appraised value. During the year ended December 31, 2010, American sold an 8-acre tract recorded at $175,480 for $340,445, which was used to reduce the note payable balance to $938,245.  American recognized in the consolidated statements of operations a $164,965 gain on sale of assets for this transaction.  On November 22, 2010, a 17-acre tract was transferred to NPI at the allocated cost of $1,155,359 and is included in Property and Equipment.  NPI obtained a $1,450,000 long-term loan from the bank using this property as collateral.  The proceeds from this loan were used to pay the remaining $938,245 note payable balance and NPI's warehouse property loan balance of $440,381.  NPI plans to build a new and larger facility on this site to accommodate business expansion.

During the fourth quarter of 2008, American received a 1.705-acre tract of land in Galveston County valued at $540,000 as a guarantor's extension fee.  The market value of this property was appraised at $460,000 in February 2012, and American recorded an impairment of $80,000 for the year ended December 31, 2011.  This property is listed for sale with a broker.

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

Note 5 - Notes receivable

Short-term notes receivable consists of the following:
	December 31, 2011	December 31, 2010
Unsecured note receivable, interest at 3% due in semi-annual payments, principal due on or before October 1, 2014 (a)	$-	$601,300
Unsecured note receivable, interest at 3%, principal and interest due on March 30, 2012 (b)	62,500	-
Unsecured note receivable, interest at 10% due monthly, principal due on or before December 31, 2011 (b)	-	120,000
	62,500	721,300
Reserve due to uncertainty of collectability	-	(300,000)
Short-term notes receivable	$62,500	$421,300

(a) Unsecured note receivable due October 1, 2014. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On June 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  In September 2011, American and Shell entered into an agreement whereby Shell will make quarterly payments in the amount of $100,000, beginning April 1, 2012.  Further, in the event that Shell pays $400,000 on or before October 1, 2012, the debt will be considered paid in full.  In the event that Shell pays $500,000 on or before October 1, 2013, the debt will be considered paid in full.  American has not specifically discounted this note due to the $300,000 reserve due to uncertainty of collectability which has been recorded for short-term notes receivable.

(b) Unsecured note receivable due March 30, 2012.  This note replaces the $120,000 note previously owed by Lakeland Partners III, L.P.  In September 2011, American and Shell entered into an agreement whereby the $120,000 note was paid in full for the consideration of $62,500 in cash and a new note agreement for $62,500, due in full with interest on March 30, 2012.  Proceeds from the cash payment in the amount of $5,000 were applied to the note discussed in (a) above.

Long-term receivables consists of the following:
	December 31, 2011	December 31, 2010
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through September 5, 2012	$20,359	$59,251
Unsecured note from former subsidiary, SET, interest at 4% due monthly beginning July 1, 2011, principal payment due on June 1, 2014 (a)	-	629,205
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (b)	300,000	300,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (d)	300,000	300,000
Unsecured note receivable, interest at 3% due in semi-annual payments, principal due on or before October 1, 2014 (d)	596,300	-
Note secured by shares of DCP stock, interest due quarterly at 5%, principal payment due on or before September 23, 2012 (e)	-	55,000
Total notes receivable	1,216,659	1,343,456
Reserve due to uncertainty of collectability	(600,000)	(300,000)
	616,659	1,043,456
Less current portion	(320,359)	(38,892)
Long-term notes receivable	$296,300	$1,004,564

(a) Unsecured receivables from former subsidiary, SET.  This note originated from advances and fees charged to SET during the year ended December 31, 2010.  Stillwater National Bank is the 1st lienholder.  In August 2011, $513,933 was added to the balance owed by SET.  SET owed a note to a bank that was secured by a certificate of deposit held by American.  The bank foreclosed on the certificate of deposit to pay the note balance.  In December 2011, American received $338,761 from the settlement of SET's Chapter 11 bankruptcy proceedings and recorded the balance of $804,377 as bad debt expense.

(b) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of December 31, 2011.  When the other note receivable has been paid in full, payments will begin on this note under a new extension and renewal agreement.

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

(d) Unsecured note receivable due October 1, 2014. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On June 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  In September 2011, American and Shell entered into an agreement whereby Shell will make quarterly payments in the amount of $100,000, beginning April 1, 2012.  Further, in the event that Shell pays $400,000 on or before October 1, 2012, the debt will be considered paid in full.  In the event that Shell pays $500,000 on or before October 1, 2013, the debt will be considered paid in full.  American has not specifically discounted this note due to the $600,000 reserve due to uncertainty of collectability which has been recorded for notes receivable.

(e) Note secured by shares of DCP stock.  On September 23, 2010, Joe Hoover, President of DCP, purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note. On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities.  Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss on discontinued operations for the year ended December 31, 2011.

At December 31, 2011, management reviewed its notes receivable for impairment.  Based on this review, American reserved a total of $600,000 due to uncertainty of collectability. American believes this reserve remains appropriate at December 31, 2011.

Interest income on notes receivable is recognized principally by the simple interest method.  During the years ended December 31, 2011 and 2010, American recognized interest income of $8,732 and $10,696, respectively.

Note 6 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2011	December 31, 2010
Land		$1,663,020	$1,663,020
Building and improvements	20	975,768	967,504
Machinery and equipment	7-15	3,886,539	3,449,237
Office equipment and furniture	7	285,086	278,871
Automobiles	5	759,131	724,013
		7,569,544	7,082,645
Less accumulated depreciation		(3,839,826)	(3,409,356)
Net property and equipment		$3,729,718	$3,673,289

During the year ended December 31, 2011, assets of $48,009 were placed in service and reclassified from other assets to property and equipment.  Depreciation expense for the years ended December 31, 2011 and 2010, was $470,380 and $461,503, respectively.

Note 7 - Intangible Assets

Intangible assets at December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$674,539	N/A

Patents for new NPI products	$48,027	$3,117	$44,910	3-10 years

Intangible assets at December 31, 2010 consisted of goodwill of $674,539 related to the acquisition of NPI.

Amortization expense for the year ended December 31, 2011 was $3,117.

Note 8 - Short-term Notes Payable

	December 31, 2011	December 31, 2010
Insurance note payable with interest at 4.99%, principal and interest due in monthly payments of $22,796 through May 1, 2011	$-	$91,183
Insurance note payable with interest at 4.79%, principal and interest due in monthly payments of $22,270 through May 1, 2012	89,080	-
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	80,000	-
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities	65,719	-
	$234,799	$91,183

(a) On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. If Delta fails to timely make the monthly payments, VOMF has the option to maintain ownership of the preferred stock, retain any and all previously paid installments, terminate the agreement, and not have waived the dividends. The consideration of $250,000 has been recorded as a deemed dividend. On February 23, 2012, Delta completed the agreement with VOMF. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At December 31, 2011 and December 31, 2010, the average annual interest rates of our short-term borrowings were approximately 3.22% and 4.99%, respectively.

Note 9 - Long-term Debt

Long-term debt consisted of the following:
	December 31, 2011	December 31, 2010
Revolving line of credit to a bank, which allows Delta to borrow up to $2,700,000, due in monthly payments of interest only, with interest at prime floating rate of 3.25%, with the principal balance due May 2012, secured by assets of Delta. (a) (b)	$1,643,527	$1,658,527
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	1,411,351	1,444,875
Revolving line of credit to a bank, which allows NPI to borrow up to $3,250,000, interest due monthly at 6.5%, principal balance due December 31, 2010, secured by assets of NPI.	-	1,239,000
Revolving line of credit to a bank, which allows NPI to borrow up to $3,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due in April 2012, secured by assets of NPI. (a)	598,963	-
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due in May 2012, secured by real property.	1,410,000	1,566,000
Note payable due in monthly payments of $19,373, including interest at 6%, through May 2012, secured by assets of Delta.	396,814	571,013
Note payable to a bank, due in monthly payments of $6,120, including interest at 8.25%, through August 9, 2012, secured by assets of Delta.	47,372	108,442
Other secured notes with various terms, secured by the assets of Delta.	68,831	14,797
	5,576,858	6,602,654
Less current portion	(4,152,060)	(4,794,723)
	$1,424,798	$1,807,931

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.
(b) During the year ended December 31, 2011, this line of credit was renewed and the limit was increased from $2,000,000 to $2,700,000.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at December 31, 2011:

2012	$4,152,060
2013	1,393,943
2014	18,988
2015	11,867
Total	$5,576,858

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the year ended December 31, 2011, American recorded amortization of $24,064.

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

During the year ended December 31, 2011, American purchased 285,974 common shares as treasury stock for $74,266. American issued 1,545,216 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the property from an independent third-party appraiser which concluded that the property had an estimated fair market value of approximately $1,900,000. The purchase of the property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

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

On June 24, 2011, American issued 100,000 stock options to American's President, Mr. S. Scott Gaille, with an exercise price of $0.60 per share, expiring in 2 years, valued at $46,559 and recorded as share-based compensation.

American estimated the fair value of each stock option at the grant date as $0.47 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2011 as follows:
September 24, 2011
Dividend yield	0.00%
Expected volatility	104.50%
Risk free interest	0.75%
Expected lives	2 years

A summary of the status of American's stock options to employees for the years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2009	207,360	$4.86
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	(207,360)	4.86
Outstanding and exercisable as of December 31, 2011	-	N/A
Granted	100,000	0.60
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of December 31, 2011	100,000	$0.60	$-

Stock-based compensation consisted of the following:

	Years Ended December 31,
	2011	2010
Common shares issued for services	$1,339,617	$1,437,876
Stock options issued for services	46,559	-
Stock-based compensation	$1,386,176	$1,437,876

During the year ended December 31, 2011, American and its subsidiaries issued the following shares for services:
  American issued 1,640,601 shares of common stock valued at $793,799 to employees, directors and third parties.
  American issued 1,460,000 restricted shares of common stock with a fair market value of $919,800 for property with an original cost of $520,382 to a related party, and recorded the difference as share-based compensation of $399,418.
  Delta issued 2,550,000 shares of its common stock with a value of $127,500, respectively, to employees.
  BOG issued 4,500,000 shares of its common stock with a value of $18,900 to employees, directors and third parties.
During the year ended December 31, 2010, American and its subsidiaries issued the following shares for services:
  American issued 680,000 shares of common stock valued at $533,660 to employees, directors and third parties.
  Delta issued 9,807,843 shares of its common stock with a value $858,750, respectively, to employees and former officers.
  BOG issued 22,000,000 shares of its common stock with a value of $45,466 to employees.
On July 22, 2011, Brenham Oil & Gas Corp., entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares valued at $8,400 to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is on the balance sheet as "Oil & gas properties - unproved" for $8,400.

During the year ended December 31, 2011, Delta declared preferred dividends of $240,000 which were accrued and unpaid.

Note 11 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at December 31, 2011, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $7,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the year ended December 31, 2011, NPI had one customer that accounted for 19% of revenues on a consolidated basis.

Note 12 - Income Taxes

The components of the income tax provision for the years ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31,
	2011	2010
Current:
Federal	$-	$(72,479)
State	159,555	59,958
Total current	159,555	(12,521)

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total income tax provision	$159,555	$(12,521)

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Income tax expense computed at statutory rate	$(1,180,297)	$(145,795)
Share-based compensation	447,735	464,434
Meals and entertainment	34,595	27,194
Other	167	227
Change in valuation allowance	697,800	(346,060)
Refund for taxes	-	(72,479)
Texas margin tax	159,555	59,958
	$159,555	$(12,521)

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2011 and December 31, 2010 are set out below:

	December 31, 2011	December 31, 2010
Deferred Tax Assets:
Net operating loss carryforward	$8,259,614	$6,432,554
Loss on discontinued operations	18,499	-
Impairment	27,200	-
Other	64,670	51,714
Total deferred tax assets	8,369,983	6,484,268

Deferred Tax Liabilities:
Tax depreciation in excess of books	(365,996)	(396,218)
Unrealized gains	(1,285,514)	(495,321)
Other	-	(8,458)
Total deferred tax liabilities	(1,651,510)	(899,997)

Valuation allowance	(6,718,473)	(5,584,271)
Net deferred tax asset	$-	$-

American has loss carry-forwards totaling $24,292,981 available at December 31, 2011 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$1,552,323	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,413,803	2028
3,981,570	2029
2,054,779	2030
5,373,705	2031
$24,292,981

Note 13 - Commitments and Contingencies

On July 23, 2008, Delta Seaboard Well Service, Inc. negotiated a settlement in the Fort Apache Energy, Inc. v. Delta Seaboard Well Service, Inc. lawsuit for $1,450,000. After non-controlling interest, the net impact of this settlement on American's net income is $739,500. Delta recovered $700,000 of this loss through insurance as described below.

Delta Seaboard Well Service, Inc. v. Houstoun, Woodard, Eason, Gentle Tomforde and Anderson, Inc., D/B/A Insurance Alliance and Robert Holman (“Broker Lawsuit”). On February 19, 2010, Delta settled its claims in the Broker Lawsuit and received $700,000, which was included in other income for the year ended December 31, 2010.

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

American International Industries, Inc. v. Rubicon Financial Incorporated. On November 27, 2007, American acquired 1,000,000 restricted shares of Rubicon Financial Incorporated’s (OTCBB: RBCF.OB) common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on that date, for a total purchase price of $1,980,000. On August 19, 2011, American received a default judgment for fraud and breach of contract against Rubicon in the amount of $2,000,000 plus attorney's fees and accrued interest at 5% per annum by the 281st District Court, Harris County, TX. American, through California counsel, has commenced a separate proceeding seeking to enforce the judgment against Rubicon in a court of competent jurisdiction in Orange County, CA, pursuant to which a hearing is scheduled on April 27, 2012.

Rubicon has filed a separate action with the District Court, Harris County, TX, seeking to have the judgment vacated and discovery is pending. While the collateral proceeding brought by Rubicon in Harris County, TX may serve to delay the enforcement by American of the judgment in California, American believes that it will prevail in having the judgment upheld in the District Court in Harris County, TX and having the judgment enforced in full in Orange County, CA.

Wintech Partners, LLC ("Wintech"), a company owned by the noncontrolling interest owners of Delta, owns 100% of Delta's Houston facilities.  Delta pays rent to Wintech by paying the monthly payments of $14,158 due on the note payable. Delta also has a 5,000 square foot office and warehouse facility in Louisiana which is leased from Wintech at an annual rental of $18,000.

Future minimum lease payments are as follows:
Year December 31,	Amount
2012	$187,896
2013	187,896
2014	187,896
2015	187,896
2016	138,422
$890,006

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
· Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses. Corporate overhead also includes Brenham Oil & Gas ("BOG"), a division that currently owns minimal oil, gas and mineral royalty interests. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 58,680,074 shares of common stock, representing 53.2% of BOG’s total outstanding shares.

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Years Ended December 31,
	2011	2010
Revenues:
Northeastern Plastics	$10,432,044	$14,460,039
Delta Seaboard	11,293,189	9,023,129
Brenham Oil & Gas	1,389	1,678
Total revenues	$21,726,622	$23,484,846

Operating income (loss) from continuing operations:
Northeastern Plastics	$101,701	$878,608
Delta Seaboard	(216,646)	(1,646,320)
AITP	1,608,806	-
Corporate	(3,583,846)	(1,760,850)
Operating loss from continuing operations	(2,089,985)	(2,528,562)
Other expense from continuing operations	(1,214,092)	677,451
Net income from continuing operations before income tax	$(3,304,077)	$(1,851,111)

Depreciation and amortization:
Northeastern Plastics	$58,825	$59,778
Delta Seaboard	408,635	392,606
Corporate	6,037	9,119
Total depreciation and amortization	$473,497	$461,503

	Years Ended December 31,
	2011	2010
Interest expense:
Northeastern Plastics	$224,578	$116,767
Delta Seaboard	147,525	146,452
Corporate	105,352	196,217
Total interest expense	$477,455	$459,436

Capital expenditures:
Northeastern Plastics	$5,291	$8,234
Delta Seaboard	397,557	166,883
Total capital expenditures	$402,848	$175,117

Non-cash investing and financing transactions:
Delta
Accounts payable and dividends payable assumed in Delta reverse merger transaction	$-	$597,131
Delta dividends declared and unpaid	$240,000	$240,000
Financing of prepaid insurance	$244,970	$250,753
Fixed assets placed in service reclassified from other assets	$48,009	$-
Financing of fixed assets	$75,952	$-
VOMF settlement recorded as deemed dividend for Delta	$250,000	$-
BOG
Issuance of BOG stock for oil & gas properties	$8,400	$-
Corporate
Unrealized loss on marketable securities	$122,200	$1,275,000
Receipt of common stock to convert promissory note due from Delta	$-	$872,352
Adjustment to noncontrolling interest in Delta and BOG	$27,647	$296,671
Note receivable issued for common stock of DCP	$-	$55,000
Real estate held for sale acquired by foreclosure on note receivable	$3,701,824	$66,304
Issuance of note receivable for interest receivable balance	$-	$100,000
Note payable issued for lawsuit settlement	$400,000	$-
Stock issued to related party for subscription receivable	$72,000	$-
Stock issued to related party for real estate held for sale	$520,382	$-
SET receivable from closure of certificate of deposit	$532,500	$-
Preferred stock issued to officer as guarantor fee	$49,463	$-

	December 31, 2011	December 31, 2010
Identifiable assets:
Northeastern Plastics	$6,725,241	$8,679,492
Delta	5,285,026	6,112,938
AITP	8,042,142	-
Corporate	814,117	10,859,051
Assets held for sale	-	239,380
Total identifiable assets	$20,866,526	$25,890,861

Note 15 - Related Party Transactions

During the year ended December 31, 2011, American issued 1,545,216 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 1,460,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the property from an independent third-party appraiser which concluded that the property had an estimated fair market value of approximately $1,900,000. The purchase of the property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the property will be held by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

Note 16 - Assets held for sale

On September 23, 2010, Joe Hoover, President of Downhole Completion Products, Inc. ("DCP"), purchased 20% of the 1,000 shares of Common Stock of DCP held by American for $20,000 in cash and a $55,000 promissory note.  American recorded a $74,814 gain on sale of assets for this transaction.  On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities, which are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of December 31, 2010 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DCP's net loss of $4,410 for the year ended December 31, 2011, and net income of $10,826 for the year ended December 31, 2010  are included in discontinued operations.  During the year ended December 31, 2011, American received the $5,000 for the purchase.  This is included as income from discontinued operations for the year ended December 31, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

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

November 11, 2010
Cash received for sale of SET	$10,000
Recovery of SET's negative paid-in-capital at December 31, 2009	420,352
Recovery of SET's cumulative net losses included in consolidated operating results	2,524,622
Income on disposal of discontinued operations	2,954,974
SET's net loss for the the period January 1 through November 11, 2010	(1,563,330)
Net income from discontinued operations	$1,391,644

DCP's and SET's revenues and net income (loss) before income tax are summarized below:

	Years Ended December 31,
	2011	2010
Revenues
DCP	$246,131	$778,486
SET	-	4,824,529
Total revenues from discontinued operations	$246,131	$5,603,015
Net income (loss) before income tax
DCP	(4,410)	10,826
SET	-	(1,563,330)
Net loss before income tax	$(4,410)	$(1,552,504)
Income (loss) on disposal of discontinued operations	$(50,000)	$2,954,974

Note 17 - Subsequent Events

From January 1, 2012 through March 30, 2012, American paid $2,035 to repurchase 7,500 shares of its common stock for treasury.

On February 23, 2012, Delta completed the agreement with VOMF pursuant to which VOMF will convert 3,769,626 shares of Delta's preferred stock, constituting all of Delta's outstanding preferred stock, into 3,769,626 shares Delta's common stock and waive all accrued stock dividends payable on the preferred stock.

On March 8, 2012, the Asset Purchase and Sale Agreement between Brenham and Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil was rescinded and replaced with an agreement that in consideration for 2,000,000 restricted shares of Brenham common stock issued under the initial agreement, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue an additional 2,000,000 shares was removed.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2011, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	71	Chairman of the Board, Chief Executive Officer and President
Sherry L. McKinzey	51	Chief Financial Officer
S. Scott Gaille	42	President
Charles R. Zeller	70	Director
Thomas J. Craft, Jr.	47	Director
Robert W. Derrick, Jr.	51	Director
Scott Wolinsky	53	Director

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

S. Scott Gaille has been our President and Director since July 2010 and devotes approximately 10% of his professional time to Brenham’s and American International’s businesses. From August 2007 to the present, Mr. Gaille has been Managing Director of the Gaille Group, which includes, among other portfolio companies, Sequent Asset Management, LLC, a multi-family investment firm, and Sequent Petroleum Management, LLC.  Mr. Gaille is also a legal advisor and compliance officer to ZaZa Energy Corporation.  Mr. Gaille devotes approximately 80% of his professional time to these other Gaille Group activities. Mr. Gaille has also been an Adjunct Professor of Management at Rice University from 2008 to the present, where he teaches International Energy Development to MBA students.  Mr. Gaille was Director - Business Development for Occidental Oil & Gas Corporation from July 2004 to August 2007. Mr. Gaille was an Olin Fellow in Law and Economics at the University of Chicago, where he received his Doctor of Law Degree with High Honors in 1995 and attended undergraduate college at the University of Texas at Austin, where he earned a Bachelor of Arts degree in Government with High Honors and was elected to Phi Beta Kappa.

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

Report of the Audit Committee

The Audit Committee of the Board of Directors of the Company is currently comprised of two directors, Charles R. Zeller, chairman, and Scott Wolinsky, both of whom satisfy the requirements to serve as independent directors.

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

The Audit Committee is responsible for overseeing the Company’s overall financial reporting process. In fulfilling its oversight responsibilities for the financial statements for the Company fiscal year ended December 31, 2011, the Audit Committee:

-	Reviewed and discussed the annual audit process and the audited financial statements for the fiscal year ended December 31, 2011 with management and GBH CPAs, PC, the Company’s independent auditor;
-	Discussed with management, and GBH CPAs, PC the adequacy of the system of internal controls;
-	Discussed with GBH CPAs, PC the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit; and
-	Received written disclosures and a letter from GBH CPAs, PC regarding its independence as required by PCAOB Rule 3526. The Audit Committee discussed with GBH CPAs, PC its independence.

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and GBH CPAs, PC, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

Audit Committee
Charles R. Zeller, Chairman
Scott Wolinsky

Independent Public Accountants

The Company’s Audit Committee has approved the appointment by the Company's Board of Directors of GBH CPAs, PC as independent public accountants for the fiscal year ending December 31, 2011, and the appointment was ratified by the shareholders at the annual meeting held on June 8, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2011 and 2010:

Summary Compensation Table
		Annual Compensation			Long-term Compensation Awards
				Other Annual	Stock	Warrant	Total
		Salary	Bonus	Compensation	Award(s)	Award(s)	Compensation
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)
Daniel Dror,	2010	$120,000	$106,250	$12,508 (2)	$120,000	-	$358,758
CEO	2011	$120,000	$279,042	$10,541 (2)	$269,375	-	$678,958

Sherry McKinzey,	2010	$110,000	$7,500	$5,390 (3)	$30,000	-	$152,890
CFO	2011	$110,000	$5,000	$6,057 (3)	$15,000	-	$136,057

S. Scott Gaille,	2010	-	-	-	-	-	-
President	2011	-	-	-	$75,120	$46,559	$121,679

Marc H. Fields,	2010	$166,818	-	-	-	-	$166,818
President of NPI	2011	$186,327	$35,000	-	-	-	$221,327

Robert W. Derrick, Jr.,	2010	$125,417	-	-	$423,875	-	$549,292
President of Delta	2011	$142,000	-	-	$37,175	-	$179,175

Ron Burleigh,	2010	$92,022	-	$33,395 (4)	$423,875	-	$549,292
Vice President of Delta	2011	$105,000	-	$35,000 (4)	$25,000	-	$165,000

(1) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.  For the year ended December 31, 2011, Daniel Dror received 377,500 restricted shares valued at $215,175, Sherry McKinzey received 25,000 shares valued at $6,250, and S. Scott Gaille received 114,400 shares valued at $70,080. Messr. Derrick received 27,500 restricted shares valued at $12,175. Daniel Dror received 1,000,000 shares of Brenham valued at $4,200 and 1,000,000 shares of Delta valued at $50,000.  S. Scott Gaille received 1,200,000 shares of Brenham valued at $5,040. Sherry McKinzey received 175,000 shares of Delta valued at $8,750, and Messrs. Derrick and Burleigh each received 500,000 shares of Delta valued at $25,000.  For the year ended December 31, 2010, Daniel Dror received 200,000 restricted shares valued at $120,000 and Sherry McKinzey received 50,000 shares valued at $30,000.  Messrs. Derrick and Burleigh each received 9,607,843 post-Reverse Split shares of Delta valued at $423,875 in consideration for extending their employment agreements for five years in addition to the balance of their current employment agreements.
(2) Represents total payments for an automobile owned by the Company utilized by Mr. Dror.
(3) Represents total payments for an automobile owned by the Company utilized by Ms. McKinzey.
(4) Represents payments for personal insurance premiums for Mr. Burleigh.

On October 1, 2004, Mr. Dror entered into a five-year employment agreement with the Company, which provided for compensation of $10,000 per month, and annual bonuses to be determined by the Board of Directors, and the grant of 100,000 warrants per year at an exercise price of $6.55 per share. In March 2007, the employment agreement was extended to March 31, 2012 and the warrants were amended to provide for the grant of 144,000 warrants per year, which reflects the 20% stock dividend the Company paid in 2005 and 2006, at an increased exercise price of $7.00, based upon the average closing price of the Company’s shares during September 2004. The warrants have an expiration date two years following each annual grant. In connection with the Company's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these warrants were adjusted to reflect the dividend, resulting in the warrants being exercisable to buy 207,360 shares for $4.86 per share.  In July 2011, the employment agreement was amended and extended for four years.  The Employment Agreement has a term effective from March 30, 2011 to March 30, 2016, and provides for a monthly salary to Mr. Dror of $10,000 plus a bonus as determined by the Board of Directors. Additionally, Mr. Dror is entitled to a special bonus in the event that lenders or investment bankers working with the Company require the personal guarantee of Mr. Dror. The Employment Agreement also provides that Mr. Dror will receive the equivalent of $10,000 in restricted shares of the Company’s common stock per month during the term of the Employment Agreement. In the event of a change in control of the Company, resulting in Mr. Dror ceasing to serve as the Company’s Chief Executive Officer, President and Chairman, Mr. Dror is entitled to receive from the Company within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under the Employment Agreement and $1,000,000 in cash. The Company is also required to provide and pay premiums on life insurance policy on Mr. Dror (up to $3,000,000 in coverage), with the beneficiary designated by Mr. Dror. Finally, the Employment Agreement provided for the issuance to Mr. Dror of the 1,000 shares of newly designated Series A Preferred Stock in consideration for guarantying the loans of the Company, see note 10.

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

Grants of Plan-Based Awards

Name	Grant date	Stock awards: Number of shares of stock or units (#) (1)	Warrant awards: Number of securities underlying options (#)	Exercise or base price of warrant awards ($/Sh)	Grant date fair value of stock and warrant awards
Daniel Dror, CEO	January 4, 2011	200,000	-	-	$122,000
	January 20, 2011	100,000	-	-	$68,000
	January 28, 2011	7,500	-	-	$5,175
	April 27, 2011	10,000	-	-	$3,000
	August 2, 2011	10,000	-	-	$4,500
	November 30, 2011	50,000	-	-	$12,500
		377,500			$215,175
Sherry McKinzey, CFO	November 30, 2011	25,000	-	-	$6,250
S. Scott Gaille, President	January 11, 2011	7,400	-		$5,180
	February 2, 2011	7,000	-	-	$4,900
	June 24, 2011	100,000	100,000	$0.60	$106,559
		114,400			$116,639
(1)	Restricted shares.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2011.

Director Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Zeller	-	$12,175	-	-	-	$12,175
Thomas J. Craft, Jr.	-	$14,975	-	-	-	$14,975
Scott Wolinsky	-	$45,575	-	-	-	$45,575

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2011, the Registrant had 16,017,142 shares of common stock issued and 1,000 shares of preferred stock issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	88,526 shares	0.6%
Preferred Stock	Daniel Dror, CEO and Chairman 601 Cien Street, Suite 235, Kemah, TX 77565	1,000 shares	100.0%
Common Stock	Charles R. Zeller, Director 601 Cien Street, Suite 235, Kemah, TX 77565	20,000 shares (1)	0.1%
Common Stock	Sherry McKinzey, CFO 601 Cien Street, Suite 235, Kemah, TX 77565	154,920 shares	1.0%
Common Stock	Thomas J. Craft, Jr., Director 11000 Prosperity Farms Road, Palm Beach Gardens, FL 33410	20,000 shares	0.1%
Common Stock	Robert W. Derrick, Jr., Director 1212 West Sam Houston Parkway North, Houston, TX 77043	43,894 shares	0.3%
Common Stock	S. Scott Gaile, President 601 Cien Street, Suite 235, Kemah, TX 77565	114,400 shares	0.7%
Common Stock	International Diversified Corporation, Ltd. Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas	2,738,784 shares (2)	17.1%
Common Stock	Kemah Development Texas L.P. 601 Hanson Road, Kemah TX 77565	1,460,000 (3)	9.1%
Common Stock	Alameda Corporation 3355 West Alabama, Suite 500, Houston, TX 77098	929,440	5.8%
Common Stock	Ephraim Fields (Echo Lake Capital) 265 East 66th Street, #41A, New York, NY 10065	872,361	5.4%
Common Stock	Vadim Perelman (Baker Street Capital) 12400 Wilshire Blvd., Ste. 940, Los Angeles, CA 90025	1,236,664	7.7%
Common Stock	Scott Wolinsky, Director 10 Connemara Court, Sewell, NJ 08080	560,000 shares	3.5%
Common Stock	All officers and directors as a group (7 people)	1,001,740 shares	6.3%

(1) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 20,000 restricted shares.
(2) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 2,738,784 shares. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

(3) Kemah Development Texas L.P., owned by an entity which is controlled by the brother of Daniel Dror. Daniel Dror disclaims any ownership in or control over KDT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, American issued 1,545,216 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2011 and 2010.

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

	December 31, 2011	December 31, 2010
Audit Fees	$199,050	$280,500
Audit-Related Fees	3,950	2,650
Tax Fees	32,750	17,000
All Other Fees	10,920	1,850

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American International Industries, Inc.

By /s/ Daniel Dror
Daniel Dror
President, Chief Executive Officer and Director
March 30, 2012

By /s/ Sherry L. McKinzey
Sherry L. McKinzey
Chief Financial Officer
March 30, 2012

By /s/ Charles R. Zeller
Charles R. Zeller
Director
March 30, 2012

By /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr.
Director
March 30, 2012

By /s/ Robert W. Derrick, Jr.
Robert W. Derrick, Jr.
Director
March 30, 2012

By /s/ Scott Wolinsky
Scott Wolinsky
Director
March 30, 2012