Form 10-Q
period 2012-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2012-05-15
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2012 is 15,337,711 shares of common stock and 1,000 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$819,458	$869,246
Certificates of deposit	50,000	-
Trading securities	225,746	155,600
Accounts receivable from related parties	2,494	-
Accounts receivable, less allowance for doubtful accounts
of $27,419 and $24,290, respectively	1,037,655	1,211,000
Short-term notes receivable	62,500	62,500
Current portion of notes receivable	310,204	320,359
Inventories, net	2,130,058	1,905,015
Real estate held for sale	7,562,572	7,915,512
Prepaid expenses and other current assets	82,460	77,782
Assets held for sale	3,649,810	3,577,340
Total current assets	15,932,957	16,094,354

Long-term notes receivable, less current portion	296,300	296,300
Oil & gas properties - unproved	8,400	8,400
Property and equipment, net of accumulated depreciation and amortization	2,016,992	2,028,532
Goodwill	674,539	674,539
Patents & trademarks, net of accumulated amortization	53,713	44,910
Marketable securities - available for sale	5,460	7,800
Other assets	4,005	4,005
Assets held for sale	1,636,823	1,707,686
Total assets	$20,629,189	$20,866,526
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$881,632	$1,933,212
Bank overdrafts	51,419	26,596
Margin loans	15,525	-
Short-term notes payable	65,719	145,719
Accounts and notes payable to related parties	4,795	6,497
Current installments of long-term debt	2,409,522	2,045,359
Liabilities associated with assets held for sale	3,740,660	2,763,857
Total current liabilities	7,169,272	6,921,240

Accrued pension expense	53,599	56,277
Long-term debt, less current installments	1,365,452	1,374,955
Liabilities associated with assets held for sale	44,306	49,843
Total liabilities	8,632,629	8,402,315

Commitments and contingencies	-	-

	March 31, 2012	December 31, 2011
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 and 1,000 shares
issued and outstanding, respectively	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
16,017,142 and 16,017,142 shares issued, respectively and
15,354,711 and 15,364,711 shares outstanding, respectively	16,017	16,017
Additional paid-in capital	37,357,803	36,938,146
Stock subscription receivable	(72,000)	(72,000)
Accumulated deficit	(24,032,115)	(23,066,214)
Accumulated other comprehensive loss	(1,399,540)	(1,397,200)
Less treasury stock, at cost; 662,431 and 652,431 shares, respectively	(632,717)	(628,694)
Total American International Industries, Inc. equity	11,237,449	11,790,056
Noncontrolling interest	759,111	674,155
Total equity	11,996,560	12,464,211
Total liabilities and equity	$20,629,189	$20,866,526
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended March 31,
	2012	2011

Revenues	$1,153,414	$1,602,309
Costs and expenses:
Cost of sales	800,816	1,162,052
Selling, general and administrative	982,845	1,571,495
Total operating expenses	1,783,661	2,733,547

Loss on sale of assets	(12,738)	-

Operating loss	(642,985)	(1,131,238)

Other income (expenses):
Interest and dividend income	377	5,596
Realized gains on the sale of trading securities, net	-	144,812
Unrealized gains (losses) on trading securities, net	70,146	(399,545)
Interest expense	(59,008)	(79,519)
Other income (expense)	18,331	(1,702)
Total other income (expense)	29,846	(330,358)

Loss before income tax	(613,139)	(1,461,596)
Income tax (benefit) expense	(40,198)	2,115
Loss from continuing operations, net of income taxes	(572,941)	(1,463,711)
Loss on disposal of discontinued operations	-	(55,000)
Income (loss) from discontinued operations, net of income taxes	(922,517)	139,790
Net loss	(1,495,458)	(1,378,921)
Net (income) loss attributable to the noncontrolling interest	529,557	(29)
Net loss attributable to American International Industries, Inc.	$(965,901)	$(1,378,950)
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.13)
Discontinued operations	(0.06)	0.01
Total	$(0.06)	$(0.12)

Weighted average common shares outstanding - basic and diluted	15,332,449	11,399,236

Comprehensive loss
Net loss	$(1,495,458)	$(1,378,921)
Unrealized loss on marketable securities	(2,340)	(117,000)
Total comprehensive loss	(1,497,798)	(1,495,921)
Comprehensive (income) loss attributable to the noncontrolling interests	529,557	(29)
Comprehensive loss attributable to American International Industries, Inc.	$(968,241)	$(1,495,950)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,495,458)	$(1,378,921)
Income (loss) from discontinued operations, net of income taxes	(922,517)	84,790
Net loss from continuing operations	(572,941)	(1,463,711)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	17,196	16,106
Share-based compensation	-	507,549
Amortization of guarantor fee	12,032	-
Other income from forgiveness of debt	(15,000)	-
Loss on sale of assets	12,738	-
Realized gains on the sale of trading securities, net	-	(144,812)
Unrealized (gains) losses on trading securities, net	(70,146)	399,545
Change in operating assets and liabilities:
Accounts receivable	173,345	834,840
Inventories	(225,043)	(622,577)
Prepaid expenses and other current assets	(16,710)	(42,923)
Other assets	-	20,999
Accounts payable and accrued expenses	27,884	(1,953,603)
Net cash used in operating activities from continuing operations	(656,645)	(2,448,587)

Cash flows from investing activities from continuing operations:
Sale of trading securities	-	238,361
Proceeds from sale of real estate	340,202	-
Purchase of property and equipment	(3,510)	(1,756)
Costs of securing patents and trademarks	(10,949)	-
Investment in certificate of deposit	(50,000)	(2,278)
Proceeds from notes receivable	10,155	9,470
Net cash provided by investing activities from continuing operations	285,898	243,797

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	-	300,000
Proceeds from common stock issuance obligation	-	245,000
Net borrowings under line of credit agreements	363,500	844,963
Bank overdrafts	24,823	-
Proceeds from margin loans	15,525	-
Principal payments on debt	(73,840)	(48,503)
Loans to related parties	(4,196)	(10,090)
Payments for acquisition of treasury stock of subsidiary	(830)	-
Payments for acquisition of treasury stock	(4,023)	(8,629)
Net cash provided by financing activities from continuing operations	320,959	1,322,741

Net decrease in cash and cash equivalents from continuing operations	(49,788)	(882,049)
Cash and cash equivalents at beginning of period	869,246	1,446,690
Cash and cash equivalents at end of period	$819,458	$564,641

Three Months Ended March 31,
2012	2011
Discontinued operations:
Net cash provided by operations	$300,903	$331,351
Net cash used in investing activities	(33,066)	(114,056)
Net cash used in financing activities	(186,158)	(113,343)
Net decrease in cash and cash equivalents from discontinued operations	81,679	103,952
Cash and cash equivalents at beginning of year from discontinued operations	10,655	24,672
Cash and cash equivalents at end of year from discontinued operations	$92,334	$128,624

Supplemental cash flow information:
Interest paid	$56,725	$70,014
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Unrealized loss on marketable securities	$2,340	$117,000
Note payable issued for lawsuit settlement	$-	$400,000
Adjustment to noncontrolling interest in Delta and BOG	$59,748	$33,262
Delta preferred dividends declared and unpaid	$20,000	$60,000
Reversal of preferred dividends of Delta	$1,055,000	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN INTERNATIONAL INDUSTRIES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), Delta Seaboard International, Inc. ("Delta"), in which American holds a 44.0% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 53.2% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

American owns 32,859,935 shares of common stock, representing 44.0% of Delta's total outstanding shares and Messrs. Derrick and Burleigh, the owners of the noncontrolling interest in Delta Seaboard, own 31,925,832 shares of common stock, representing 42.8% of Delta's total outstanding shares. All other stockholders of Delta own 9,862,609 shares of common stock, representing 13.2% of Delta's total 74,648,376 outstanding shares.

On April 3, 2012, Delta entered into an Asset Purchase Agreement with Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, Delta's president and director and vice-president and director, respectively, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and a wholly-owned subsidiary of Delta, and American.

The agreement provided, among other things, that: (i) Delta sell, transfer and assign the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resign as executive officers and as members of Delta’s board of directors; and (iii) Messrs. Derrick and Burleigh transfer and assign all of their 31,925,832 Delta shares to American. In consideration for the sale, transfer and assignment of the DSWSI assets to Purchaser, Purchaser paid $1,600,000 in cash at the closing and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  The note is personally guaranteed by Messrs. Derrick and Burleigh and is secured by the 3.2 acre parcel on which the business of DSWSI is located (the "DSWSI Property"). Notwithstanding its 5 year term, the Note expressly provides that the principal and interest shall be prepaid in full upon the sale of the DSWSI Property. Delta will receive additional consideration equal to the amount that Delta LLC receives from the planned sale of the 3.2 acre property in excess of $3 million. This property is currently being offered for sale for $4.25 million, which both Delta and American believe is the fair market value of the property.

The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). DSWSI's net loss of $922,517 for the three months ended March 31, 2012, and net income of $144,200 for the three months ended March 31, 2011 are included in discontinued operations.

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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 100,000 options to purchase shares of common stock that were not "in the money".  No dilutive securities were outstanding for the three months ended March 31, 2011.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of March 31, 2012 and December 31, 2011, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of March 31, 2012
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$225,746	$225,746	$225,746	$-	$-
Marketable Securities - available for sale	$5,460	$5,460	$5,460	$-	$-

	As of December 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$155,600	$155,600	$155,600	$-	$-
Marketable Securities - available for sale	$7,800	$7,800	$7,800	$-	$-

Subsequent Events

American has evaluated all transactions from March 31, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Concentration of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at March 31, 2012, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $57,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the three months ended March 31, 2012, NPI had one customer that accounted for 14% of revenues and 17% of trade accounts receivable, one customer that accounted for 25% of trade accounts receivable, and one customer that accounted for 10% of trade accounts receivable on a consolidated basis.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended March 31, 2012 and 2011, American had net unrealized trading gains of $70,146 and losses of $399,545, respectively, related to securities held on those dates.  American recorded net realized gains of $0 and $144,812 for the three months ended March 31, 2012 and 2011, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At March 31, 2012, this investment was valued at $5,460, based on the closing market price of $0.0042 per share on that date.  American recognized other comprehensive loss for the three months ended March 31, 2012 and 2011 of $2,340 and 117,000, respectively, for the unrealized loss on this investment.

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

Note 4 - Notes receivable

Short-term notes receivable consists of the following:
	March 31, 2012	December 31, 2011
Unsecured note receivable, interest at 3%, principal and interest due on March 30, 2012 (a)	$62,500	$62,500

(a) Unsecured note receivable due March 30, 2012.  This note replaces the $120,000 note previously owed by Lakeland Partners III, L.P.  In September 2011, American and Shell entered into an agreement whereby the $120,000 note was paid in full for the consideration of $62,500 in cash and a new note agreement for $62,500, due in full with interest on March 30, 2012.  On April 11, 2012, Shell paid $1,000 as an extension fee, extending the due date to April 30, 2012.  As of the date of this report, this note has not been paid.  Shell intends to make payment from the proceeds of a property that he has sold, for which the closing has been delayed.

Long-term receivables consists of the following:
	March 31, 2012	December 31, 2011
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through September 5, 2012	$10,204	$20,359
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning April 1, 2011 through March 1, 2021 (a)	300,000	300,000
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (b)	300,000	300,000
Unsecured note receivable, interest at 3% due in semi-annual payments, principal due on or before October 1, 2014 (c)	596,300	596,300
Total notes receivable	1,206,504	1,216,659
Reserve due to uncertainty of collectability	(600,000)	(600,000)
	606,504	616,659
Less current portion	(310,204)	(320,359)
Long-term notes receivable	$296,300	$296,300

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  Since payments are currently being made on the other note receivable with Marald in accordance with note terms, no further discounting of the loan was deemed necessary as of March 31, 2012.  When the other note receivable has been paid in full, payments will begin on this note under a new extension and renewal agreement.

(b) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note was purchased on September 30, 2009 for $300,000 and new payment terms are being negotiated for this note receivable with the debtors, Las Vegas Premium Gold.  This note was purchased as an investment to receive the interest income from the note.  Management has assessed this note for impairment and feels that collectability is reasonably possible based on the personal guarantees of the principals. American has hired an attorney in this matter.  The attorney has secured a judgment against one of the guarantors and is pursuing collection.

(c) Unsecured note receivable due October 1, 2014. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On June 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  In September 2011, American and Shell entered into an agreement whereby Shell will make quarterly payments in the amount of $100,000, beginning April 1, 2012.  Further, in the event that Shell pays $400,000 on or before October 1, 2012, the debt will be considered paid in full.  In the event that Shell pays $500,000 on or before October 1, 2013, the debt will be considered paid in full.  American has not specifically discounted this note due to the $600,000 reserve due to uncertainty of collectability which has been recorded for notes receivable.

At December 31, 2010, management reviewed its notes receivable for impairment.  Based on this review, American reserved a total of $600,000 due to uncertainty of collectability. American believes this reserve remains appropriate at March 31, 2012.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three months ended March 31, 2012 and 2011, American recognized interest income of $297 and $1,669, respectively.

Note 5 - Inventories

Inventories consisted of the following:
	March 31, 2012	December 31, 2011
Finished goods	$2,155,553	$1,906,947
Less reserve	(25,495)	(1,932)
	$2,130,058	$1,905,015

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:
	March 31, 2012	December 31, 2011
65 acres in Galveston County, Texas	$520,382	$520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 12 units and 15 units as of March 31, 2012 and December 31, 2011, respectively (a)	1,521,869	1,874,809
14 acres - vacant commercial use land in Houston, Texas	160,925	160,925
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
19 acres - vacant mixed use land in Houston, Texas	1,072,833	1,072,833
12 acres - vacant mixed use land in Houston, Texas	742,731	742,731
174 acres in Waller County, Texas	1,684,066	1,684,066
	$7,562,572	$7,915,512

(a) Dawn Condominium units on the waterfront in Galveston, Texas - during the three months ended March 31, 2012, 3 units were sold for $340,202, resulting in a loss on sale of assets of $12,738.

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

Note 7 - Assets held for sale

On April 3, 2012, Delta sold the assets of DSWSI as discussed in Note 1.

The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  DSWSI's net loss of $922,517 for the three months ended March 31, 2012, and net income of $144,200 for the three months ended March 31, 2011 are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the three months ended March 31, 2011 is included in discontinued operations. Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the three months ended March 31, 2011.

The carrying amounts of the major classes of assets and liabilities for DSWSI at March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012	December 31, 2011
Assets held for sale
Current assets:
Cash and cash equivalents	$92,334	$10,655
Trading securities	92	105
Accounts receivable, less allowance for doubtful accounts
of $55,087	1,969,263	1,469,406
Inventories	1,448,349	1,862,098
Prepaid expenses and other current assets	139,772	235,076
Total current assets held for sale	3,649,810	3,577,340

Property and equipment, net of accumulated depreciation	1,630,323	1,701,186
Other assets	6,500	6,500
Total assets held for sale	$5,286,633	$5,285,026
Liabilities associated with assets held for sale
Current liabilities:
Accounts payable and accrued expenses	$1,725,499	$486,684
Bank overdrafts	-	81,392
Short-term notes payable	22,270	89,080
Current installments of long-term debt	1,992,891	2,106,701
Total current liabilities associated with assets held for sale	3,740,660	2,763,857

Long-term debt, less current installments	44,306	49,843
Total liabilities associated with assets held for sale	$3,784,966	$2,813,700

DSWSI's and DCP's revenues and net income (loss) before income tax are summarized below:
	Three Months Ended March 31,
	2012	2011
Revenues
DSWSI	$3,598,374	$2,622,699
DCP	-	246,131
Total revenues from discontinued operations	$3,598,374	$2,868,830
Net income (loss) before income tax
DSWSI	(883,373)	150,576
DCP	-	(4,410)
Net loss before income tax	$(883,373)	$146,166
Income (loss) on disposal of discontinued operations	$-	$(55,000)

Note 8 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2012	December 31, 2011
Land		$1,663,020	$1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	150,900	147,390
		2,849,856	2,846,346
Less accumulated depreciation		(832,864)	(817,814)
Net property and equipment		$2,016,992	$2,028,532

Depreciation expense for the three months ended March 31, 2012 and 2011 was $15,050 and $16,106, respectively.

Note 9 - Intangible Assets

Intangible assets at March 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$674,539	N/A

Patents for new NPI products	$58,976	$5,263	$53,713	3-10 years

Intangible assets at December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$674,539	N/A

Patents for new NPI products	$48,027	$3,117	$44,910	3-10 years

Amortization expense for the three months ended March 31, 2012 and 2011 was $2,146 and $0, respectively.

Note 10 - Short-term Notes Payable

	March 31, 2012	December 31, 2011
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	$-	$80,000
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities (b)	65,719	65,719
	$65,719	$145,719

(a) On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, Delta completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock.

(b) The balance due on this note is in dispute and no payments will be made unless and until the dispute is resolved.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At March 31, 2012 and December 31, 2011, the average annual interest rates of our short-term borrowings were approximately 5.00% and 2.25%, respectively.

Note 11 - Long-term Debt

Long-term debt consisted of the following:
	March 31, 2012	December 31, 2011
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	$1,402,511	$1,411,351
Revolving line of credit to a bank, which allows NPI to borrow up to $3,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due in April 2012, secured by assets of NPI. (a) (b)	962,463	598,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 6%, with a principal balance due in May 2012, secured by real property. (c)	1,410,000	1,410,000
	3,774,974	3,420,314
Less current portion	(2,409,522)	(2,045,359)
	$1,365,452	$1,374,955

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

(b) NPI is in the process of renewing this line of credit with the bank.

(c) On May 1, 2012, this note was renewed for the balance of $1,300,000, with interest at 5%, with a principal balance due in May 2014.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at March 31, 2012:

2012	$2,400,004
2013	1,374,970
Total	$3,774,974

Note 12 - Commitments and Contingencies

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

American International Industries, Inc. v. Rubicon Financial Incorporated.  On March 5, 2010, American filed suit against Rubicon Financial Corporation (OTCBB: RBCF.OB), a Nevada corporation with offices in Irvine, CA ("Rubicon"), and Rubicon's control person, Joe Mangiapane, in the District Court, 281st Judicial District, Harris County, TX, for breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities. The action related to the acquisition by American on November 27, 2007, of 1,000,000 restricted shares of Rubicon's common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on the date of acquisition.

On August 19, 2011, American received a default judgment for fraud and breach of contract against Rubicon in the amount of $2,000,000 plus attorney's fees and accrued interest at 5% per annum by the 281st District Court, following which American, through California counsel, commenced a separate proceeding seeking to enforce the judgment against Rubicon in a court of competent jurisdiction in Orange County, CA.

Rubicon has filed a separate action with the same District Court in Harris County, TX, seeking to have the judgment vacated and seeking sanctions against American. On May 1, 2012, the default judgment was vacated by the District Court but Rubicon's demand for sanctions was denied. The District Court determined that American would not suffer injury because a new trial was granted. As a result of the order vacating the default judgment, the proceeding to enforce the default judgment in California has been stayed until July 9, 2012.

American is currently evaluating with its counsel whether to appeal the order of the 281st Judicial District Court. Notwithstanding the foregoing, American believes that it will prevail in this matter either upon appeal or following a new trial on the merits of its causes of action against defendants Rubicon and Mangiapane, seeking damages of approximately $2 million.

Note 13 - Capital Stock and Stock Options

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the three months ended March 31, 2012, American recorded amortization of $12,032.

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

During the year ended December 31, 2011, American issued 1,545,216 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.  As of March 31, 2012, both subscription receivables totaling $72,000 were still outstanding.

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

American estimated the fair value of each stock option at the grant date as $0.47 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2011 as follows:
June 24, 2011
Dividend yield	0.00%
Expected volatility	104.50%
Risk free interest	0.75%
Expected lives	2 years

A summary of the status of American's stock options to employees for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2011	100,000	$0.60
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of March 31, 2012	100,000	$0.60	$-

Stock-based compensation consisted of the following:

	Three Months Ended March 31,
	2012	2011
Common shares issued for services	$-	$507,549
Stock-based compensation	$-	$507,549

During the three months ended March 31, 2012, American and its subsidiaries did not issue any shares for services.

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

During the three months ended March 31, 2012 and 2011, Delta declared preferred dividends of $20,000 and $60,000, respectively, which were accrued and unpaid.  On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock upon the payment of $250,000. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, Delta completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock and accrued dividends of $1,055,000 were forgiven.

Note 14 - Segment Information

We have three reporting segments and corporate overhead:

· Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Delta Seaboard International ("Delta") - a 44.0% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of March 31, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of Delta. On April 3, 2012, Delta entered into an Asset Purchase Agreement to sell the assets of DSWSI (notes 1 and 7). The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). DSWSI's net loss of $922,517 for the three months ended March 31, 2012, and net income of $144,200 for the three months ended March 31, 2011 are included in discontinued operations.
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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:
Northeastern Plastics	$1,145,654	$1,601,859
Brenham Oil & Gas	279	450
AITP	7,481	-
Total revenues	$1,153,414	$1,602,309

Operating income (loss) from continuing operations:
Northeastern Plastics	$(202,354)	$(132,056)
Delta Seaboard	(22,000)	(127,500)
AITP	(26,961)	-
Corporate	(391,670)	(871,682)
Operating loss from continuing operations	(642,985)	(1,131,238)
Other income (expense) from continuing operations	29,846	(330,358)
Net income from continuing operations before income tax	$(613,139)	$(1,461,596)

Depreciation and amortization:
Northeastern Plastics	$15,844	$14,501
Corporate	1,352	1,605
Total depreciation and amortization	$17,196	$16,106

Interest expense:
Northeastern Plastics	$36,412	$51,722
Corporate	22,596	27,797
Total interest expense	$59,008	$79,519

Capital expenditures:
Northeastern Plastics	$3,510	$1,756
Total capital expenditures	$3,510	$1,756

Non-cash investing and financing transactions:
Delta
Delta dividends declared and unpaid	$20,000	$60,000
Reversal of preferred dividends of Delta	$1,055,000	$-
Corporate
Unrealized loss on marketable securities	$2,340	$117,000
Note payable issued for lawsuit settlement	$-	$400,000
Adjustment to noncontrolling interest in Delta and BOG	$59,748	$33,262

	March 31, 2012	December 31, 2011
Identifiable assets:
Northeastern Plastics	$6,874,849	$6,725,241
AITP	7,978,024	8,042,142
Corporate	489,683	814,117
Assets held for sale	5,286,633	5,285,026
Total identifiable assets	$20,629,189	$20,866,526

Note 16 - Subsequent Events

From April 1, 2012 through May 15, 2012, American paid $3,520 to repurchase 17,000 shares of its common stock for treasury.

As disclosed in Note 1, Delta sold all of the assets including the capital stock of DSWSI.

Upon the closing of the Agreement on April 3, 2012, American became the owner of 64,785,767 shares of Delta's issued and outstanding common stock, representing approximately 86.8% of Delta's shares. At the same date, Delta ceased to be an operating company and became a non-operating "shell: company, as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

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
· Delta Seaboard International ("Delta") - a 44.0% owned subsidiary, is an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of March 31, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of Delta.
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

On April 3, 2012, Delta entered into an Asset Purchase Agreement to sell the assets of DSWSI (notes 1 and 7).  The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). DSWSI's net loss of $922,517 for the three months ended March 31, 2012, and net income of $144,200 for the three months ended March 31, 2011 are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the three months ended March 31, 2011 is included in discontinued operations. Additionally, American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the three months ended March 31, 2011.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended March 31, 2012 and 2011.

Net revenues.  Revenues from continuing operations were $1,153,414 for the three months ended March 31, 2012, compared to $1,602,309 for the three months ended March 31, 2011, representing a decrease of $448,895, or 28%.  NPI's revenues decreased by $456,205, or 28%, to $1,145,654 for the three months ended March 31, 2012, compared to $1,601,859 for the same period in the prior year.  NPI's revenues decreased primarily because of lower revenues with one of its principal customers.  NPI has added several new customers to replace this business and expects to add additional medium to large customers during in the year 2012.  For the three months ended March 31, 2012 and March 31, 2011, Brenham's revenues were $279 and $450, respectively.  For the three months ended March 31, 2012, AITP's revenues were $7,481.

Cost of sales and margins.  Cost of sales for the three months ended March 31, 2012 was $800,816, compared to $1,162,052 for the three months ended March 31, 2011. Our gross margins in 2012 were 30.6%, compared to gross margins of 27.4% in 2011. The increase in margins was primarily due to a better product mix at NPI.  NPI has been able to move away from commodity-based products and toward more unique items, for which NPI receives higher margins.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended March 31, 2012 were $982,845, compared to $1,571,495 in the prior year, representing a decrease of $588,650, or 37.5%, primarily due to a decrease in stock-based compensation.  General and administrative expenses for the three months ended March 31, 2012 included non-cash stock-based compensation of $0, compared to $507,549 during the three months ended March 31, 2011.  Selling, general and administrative expenses for the three months ended March 31, 2011 included higher than normal legal costs related to the Botts lawsuit settlement and one-time costs incurred for Brenham to become a public company.

Gain (loss) on sale of assets.  Loss on sale of assets for the three months ended March 31, 2012 was $12,738, compared to $0 for the three months ended March 31, 2011.  During the three months ended March 31, 2012, 3 Dawn Condominium units were sold for $340,202, resulting in a loss on sale of assets of $12,738 (see note 6 to the consolidated financial statements).

Income (Loss) from operations. We had an operating loss of $642,985 for the three months ended March 31, 2012, compared to an operating loss of $1,131,238 for the three months ended March 31, 2011.

Total other income/expenses. Other income was $29,846 for the three months ended March 31, 2012, compared to other expenses of $330,358 for the three months ended March 31, 2011.  Other income for the three months ended March 31, 2012 included non-cash unrealized gains on trading securities of $70,146, compared to losses of $399,545 for the three months ended March 31, 2011.  Interest expense was $59,008 during the three-month period ended March 31, 2012, compared to $79,519 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $572,941, or $0.00 per share, for the three months ended March 31, 2012, compared to a net loss of $1,463,711, or $0.13 per share, for the three months ended March 31, 2011.  We had a net loss from the discontinued operations of DSWSI of $922,517, or $0.06 per share, for the three months ended March 31, 2012, compared to net income of $84,790, or $0.01 per share, for the three months ended March 31, 2011.  Net loss from discontinued operations for the three months ended March 31, 2011 includes DSWSI's net income of $144,200, DCP's net loss of $4,410 for the three months ended March 31, 2011 and $55,000 for the promissory note owed by Joe Hoover which was forgiven as part of the sale of DCP.

Our net loss was $965,901, or $0.06 per share, for the three months ended March 31, 2012, compared to net a net loss of $1,378,950, or $0.12 per share, for the three months ended March 31, 2011.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from net borrowings under lines of credit agreements of $363,500 and proceeds from the sale of real estate held for sale of $340,202.

Capital expenditures for the three months ended March 31, 2012 were $3,510 compared to $1,756 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $656,645 for the three months ended March 31, 2012, compared to $2,448,587 for the three months ended March 31, 2011.  Net cash used in operating activities for the three months ended March 31, 2012 was derived primarily from our net loss from continuing operations of $572,941, an increase in inventories at NPI of $225,043, offset by a decrease in accounts receivable of $173,345, due to collections of the higher seasonal revenues at NPI during the fourth quarter of 2011.  Net cash used in operating activities for the three months ended March 31, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement that was accrued as of December 31, 2010. Additionally, accounts payable decreased significantly due to payments made in the three months ended March 31, 2011 for expenses incurred during the three months ended December 31, 2010 in support of higher revenues at NPI.

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

For the three months ended March 31, 2012, our investing activities provided cash of $285,898, compared to $243,797 during the three months ended March 31, 2011. Our financing activities provided cash of $320,959 during the three months ended March 31, 2012, compared to $1,322,741 during the three months ended March 31, 2011.

In January 2011, NPI obtained a line of credit from Trustmark Bank in the amount of $3,000,000, which had a maturity date in April 2012. NPI is in the process of renewing this line of credit with the bank.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at March 31, 2012 were $20,629,189, compared to $20,866,526 at December 31, 2011, representing a decrease of $237,337.  At March 31, 2012, consolidated working capital was $8,763,685, compared to working capital of $9,173,114 at December 31, 2011, representing a decrease of $409,429.  Total assets as of March 31, 2012, included real estate held for sale of $7,562,572 (see note 6), inventories of $2,130,058, accounts receivable of $1,037,655, cash and cash equivalents of $819,458, certificates of deposit of $50,000, $225,746 of trading securities, $669,004 in notes receivable, $2,016,992 of property and equipment, and assets held for sale of $5,286,633.

We had total liabilities of $8,632,629 as of March 31, 2012, which included $7,169,272 of current liabilities, mainly consisting of $881,632 of accounts payable and accrued expenses, $2,409,522 of current installments of long-term debt, liabilities associated with assets held for sale of $3,740,660, and long-term liabilities of $1,463,357, consisting of long-term debt (less current installments) of $1,365,452, accrued pension expense of $53,599, and liabilities associated with assets held for sale of $44,306.

Cash flow from operations.  Net cash used in operating activities from continuing operations was $656,645 for the three months ended March 31, 2012, compared to $2,448,587 for the three months ended March 31, 2011.  Net cash used in operating activities for the three months ended March 31, 2012 was derived from our net loss of $572,941, which included non-cash expenses of $41,260, including depreciation and amortization of $17,196 and amortization of guarantor fee of $24,064.  Net cash used in operating activities for the three months ended March 31, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Our net loss from continuing operations of $1,463,711 for the three months ended March 31, 2011 included non-cash expenses of $523,655, including depreciation and amortization of $16,106 and share-based compensation of $507,549. Accounts receivable decreased by $173,345 during the three months ended March 31, 2012, compared to a decrease of $834,840 during the same period in 2011.  NPI collected accounts receivable during the three months ended March 31, 2011, which resulted from significantly higher revenues during the three months ended December 31, 2010.  Our inventories increased by $225,043 for the three months ended March 31, 2012, compared to an increase of $622,577 during the three months ended March 31, 2011.  Accounts payable increased by $27,884 during the three months ended March 31, 2012, compared to a decrease of $1,953,603 during the same period in 2011.  The decrease in accounts payable during the three months ended March 31, 2011 included the a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  The remainder of the decrease in accounts payable was primarily due to payments made in the three months ended March 31, 2011 for expenses incurred during the three months ended December 31, 2010 in support of higher revenues at NPI.

Cash flow from investing activities. For the three months ended March 31, 2012, our investing activities provided cash of $285,898 primarily as a result of proceeds from the sale of real estate held for sale of $340,202, offset by the purchase of property and equipment of $10,949 and an investment in a certificate of deposit of $50,000. Our investing activities provided cash of $243,797 during the three months ended March 31, 2011, primarily as a result of proceeds from the sale of trading securities of $238,361.

Cash flow from financing activities. Our financing activities provided cash of $320,959 during the three months ended March 31, 2012, primarily as a result of net borrowings under lines of credit agreements of $363,500, offset by payments on debt of $73,840.  During the three months ended March 31, 2011, our financing activities provided cash of $1,322,741, primarily as a result of proceeds from the issuance of common stock of $300,000, proceeds from a common stock issuance obligation of $245,000, and net borrowings under lines of credit agreements of $844,963, offset by payments on debt of $48,503.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

American International Industries, Inc. v. Rubicon Financial Incorporated.  On March 5, 2010, American filed suit against Rubicon Financial Corporation (OTCBB: RBCF.OB), a Nevada corporation with offices in Irvine, CA ("Rubicon"), and Rubicon's control person, Joe Mangiapane, in the District Court, 281st Judicial District, Harris County, TX, for breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities. The action related to the acquisition by American on November 27, 2007, of 1,000,000 restricted shares of Rubicon's common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on the date of acquisition.

On August 19, 2011, American received a default judgment for fraud and breach of contract against Rubicon in the amount of $2,000,000 plus attorney's fees and accrued interest at 5% per annum by the 281st District Court, following which American, through California counsel, commenced a separate proceeding seeking to enforce the judgment against Rubicon in a court of competent jurisdiction in Orange County, CA.

Rubicon has filed a separate action with the same District Court in Harris County, TX, seeking to have the judgment vacated and seeking sanctions against American. On May 1, 2012, the default judgment was vacated by the District Court but Rubicon's demand for sanctions was denied. The District Court determined that American would not suffer injury because a new trial was granted. As a result of the order vacating the default judgment, the proceeding to enforce the default judgment in California has been stayed until July 9, 2012.

American is currently evaluating with its counsel whether to appeal the order of the 281st Judicial District Court. Notwithstanding the foregoing, American believes that it will prevail in this matter either upon appeal or following a new trial on the merits of its causes of action against defendants Rubicon and Mangiapane, seeking damages of approximately $2 million.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

/s/ DANIEL DROR
   CEO AND CHAIRMAN
  Dated:  May 15, 2012

/s/ SHERRY L. MCKINZEY
  CHIEF FINANCIAL OFFICER
  Dated:  May 15, 2012