Form 10-Q
period 2012-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2012-08-14
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 14, 2012 is 15,445,445 shares of common stock and 1,000 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,076,690	$869,246
Trading securities	144,744	155,600
Accounts receivable from related parties	6,494	-
Accounts receivable, less allowance for doubtful accounts
of $30,555 and $24,290, respectively	1,047,660	1,211,000
Short-term notes receivable	-	62,500
Current portion of notes receivable	525,349	320,359
Inventories, net	2,323,303	1,905,015
Real estate held for sale	7,385,031	7,915,512
Prepaid expenses and other current assets	141,021	77,782
Assets held for sale	-	3,577,340
Total current assets	13,650,292	16,094,354

Long-term notes receivable, less current portion	1,470,951	296,300
Oil & gas properties - unproved	8,400	8,400
Property and equipment, net of accumulated depreciation and amortization	2,001,824	2,028,532
Goodwill	674,539	674,539
Patents & trademarks, net of accumulated amortization	105,184	44,910
Marketable securities - available for sale	13,000	7,800
Other assets	4,005	4,005
Assets held for sale	-	1,707,686
Total assets	$17,928,195	$20,866,526
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$913,058	$1,933,212
Bank overdrafts	23,908	26,596
Short-term notes payable	65,719	145,719
Accounts and notes payable to related parties	6,545	6,497
Current installments of long-term debt	37,862	2,045,359
Liabilities associated with assets held for sale	-	2,763,857
Total current liabilities	1,047,092	6,921,240

Accrued pension expense	51,143	56,277
Long-term debt, less current installments	4,346,898	1,374,955
Liabilities associated with assets held for sale	-	49,843
Total liabilities	5,445,133	8,402,315

Commitments and contingencies	-	-

	June 30, 2012	December 31, 2011
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
16,097,142 and 16,017,142 shares issued, respectively and
15,359,945 and 15,364,711 shares outstanding, respectively	16,097	16,017
Additional paid-in capital	38,001,830	36,938,146
Stock subscription receivable	(72,000)	(72,000)
Accumulated deficit	(23,723,570)	(23,066,214)
Accumulated other comprehensive loss	(1,392,000)	(1,397,200)
Less treasury stock, at cost; 737,197 and 652,431 shares, respectively	(649,730)	(628,694)
Total American International Industries, Inc. equity	12,180,628	11,790,056
Noncontrolling interest	302,434	674,155
Total equity	12,483,062	12,464,211
Total liabilities and equity	$17,928,195	$20,866,526
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$979,027	$2,419,031	$2,132,441	$4,021,340
Costs and expenses:
Cost of sales	699,483	1,762,961	1,500,299	2,925,013
Selling, general and administrative	1,079,870	1,048,047	2,062,715	2,619,542
Total operating expenses	1,779,353	2,811,008	3,563,014	5,544,555

Loss on sale of assets	(55,272)	-	(68,010)	-

Operating loss	(855,598)	(391,977)	(1,498,583)	(1,523,215)

Other income (expenses):
Interest and dividend income	19,057	8,101	19,434	13,697
Botts lawsuit settlement	(49,281)	-	(49,281)	-
Realized gains (losses) on the sale of trading securities, net	12,764	(401,655)	12,764	(256,843)
Unrealized gains (losses) on trading securities, net	(78,604)	316,112	(8,458)	(83,433)
Interest expense	(58,504)	(89,300)	(117,512)	(168,819)
Other income (expense)	218	(4,700)	18,549	(6,402)
Total other expenses	(154,350)	(171,442)	(124,504)	(501,800)

Loss before income tax	(1,009,948)	(563,419)	(1,623,087)	(2,025,015)
Income tax expense (benefit)	13,640	2,895	(26,558)	5,010
Loss from continuing operations, net of income taxes	(1,023,588)	(566,314)	(1,596,529)	(2,030,025)
Gain (loss) on disposal of discontinued operations	1,498,327	5,000	1,498,327	(50,000)
Income (loss) from discontinued operations, net of income taxes	-	(7,167)	(922,517)	132,623
Net income (loss)	474,739	(568,481)	(1,020,719)	(1,947,402)
Net (income) loss attributable to the noncontrolling interest	(166,194)	22,530	363,363	22,501
Net income (loss) attributable to American International Industries, Inc.	$308,545	$(545,951)	$(657,356)	$(1,924,901)
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.07)	$(0.04)	$(0.10)	$(0.17)
Discontinued operations	0.10	(0.00)	0.04	0.01
Noncontrolling interest	(0.01)	(0.00)	0.02	(0.00)
Total	$0.02	$(0.04)	$(0.04)	$(0.16)

Weighted average common shares outstanding - basic and diluted	15,332,114	12,947,596	15,332,282	12,177,693

Comprehensive income (loss):
Net income (loss)	$474,739	$(568,481)	$(1,020,719)	$(1,947,402)
Unrealized gain (loss) on marketable securities	7,540	6,500	5,200	(110,500)
Total comprehensive income (loss)	482,279	(561,981)	(1,015,519)	(2,057,902)
Comprehensive (income) loss attributable to the noncontrolling interests	(166,194)	22,530	363,363	22,501
Comprehensive income (loss) attributable to American International Industries, Inc.	$316,085	$(539,451)	$(652,156)	$(2,035,401)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,020,719)	$(1,947,402)
Income from discontinued operations, net of income taxes	575,810	82,623
Net loss from continuing operations	(1,596,529)	(2,030,025)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	37,908	32,285
Share-based compensation	22,600	771,308
Amortization of guarantor fee	17,027	-
Other income from forgiveness of debt	(15,000)	-
Loss on sale of assets	68,010	-
Realized (gains) losses on the sale of trading securities, net	(12,764)	256,843
Unrealized losses on trading securities, net	8,458	83,433
Change in operating assets and liabilities:
Accounts receivable	163,340	768,158
Inventories	(418,288)	(425,237)
Prepaid expenses and other current assets	(80,266)	(78,622)
Other assets	-	10,999
Accounts payable and accrued expenses	56,850	(2,041,389)
Net cash used in operating activities from continuing operations	(1,748,654)	(2,652,247)

Cash flows from investing activities from continuing operations:
Investment in certificate of deposit	(50,000)	(4,617)
Redemption of certificate of deposit	50,000	-
Purchase of trading securities	(9,069)	(951,427)
Sale of trading securities	24,231	1,157,022
Proceeds from sale of subsidiary	1,600,000	-
Proceeds from sale of real estate	462,471	-
Purchase of property and equipment	(3,510)	(2,297)
Costs of securing patents and trademarks	(67,964)	-
Proceeds from notes receivable	82,859	19,106
Net cash provided by investing activities from continuing operations	2,089,018	217,787

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	-	903,000
Net borrowings under line of credit agreements	1,094,000	645,463
Bank overdrafts	(2,688)	-
Proceeds from margin loans	-	156,328
Principal payments on debt	(194,554)	(252,594)
Loans to related parties	(6,446)	(85)
Payments for acquisition of treasury stock of subsidiary	(2,196)	-
Payments for acquisition of treasury stock	(21,036)	(13,767)
Net cash provided by financing activities from continuing operations	867,080	1,438,345

Net increase (decrease) in cash and cash equivalents from continuing operations	1,207,444	(996,115)
Cash and cash equivalents at beginning of period	869,246	1,446,690
Cash and cash equivalents at end of period	$2,076,690	$450,575

Six Months Ended June 30,
2012	2011
Discontinued operations:
Net cash provided by operations	$300,902	$331,351
Net cash used in investing activities	(125,399)	(114,056)
Net cash used in financing activities	(186,158)	(113,343)
Net decrease in cash and cash equivalents from discontinued operations	(10,655)	103,952
Cash and cash equivalents at beginning of period from discontinued operations	10,655	24,672
Cash and cash equivalents at end of period from discontinued operations	$-	$128,624

Supplemental cash flow information:
Interest paid	$110,271	$158,561
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Unrealized gains on marketable securities	$5,200	$-
Unrealized loss on marketable securities	$-	$110,500
Note payable issued for lawsuit settlement	$-	$400,000
Adjustment to noncontrolling interest in Delta and BOG	$565,113	$33,262
Delta preferred dividends declared and unpaid	$20,000	$120,000
Reversal of preferred dividends of Delta	$1,055,000	$-
Stock issued to related party for receivable	$-	$568,382
Preferred stock issued to officer as guarantor fee	$-	$49,463
Note receivable received from sale of subsidiary	$1,400,000	$-
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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), Delta Seaboard International, Inc. ("Delta"), in which American holds a 86.8% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 53.2% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The agreement provided, among other things, that: (i) Delta sell, transfer and assign the assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resign as executive officers and as members of Delta’s board of directors; and (iii) Messrs. Derrick and Burleigh transfer and assign all of their 31,925,832 Delta shares valued at $624,704 to American. In consideration for the sale, transfer and assignment of the DSWSI net assets to Purchaser, Purchaser paid $1,600,000 in cash at the closing and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  Total consideration for the sale was $3,000,000.  The note is personally guaranteed by Messrs. Derrick and Burleigh and is secured by the 3.2 acre parcel on which the business of DSWSI is located (the "DSWSI Property"). Notwithstanding its 5 year term, the Note expressly provides that the principal and interest shall be prepaid in full upon the sale of the DSWSI Property. Delta will receive additional consideration equal to the amount that Delta LLC receives from the planned sale of the 3.2 acre property in excess of $3 million. This property is currently being offered for sale for $4.25 million, which both Delta and American believe is the fair market value of the property.

The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net loss of $922,517 for the six months ended June 30, 2012, and a net loss of $7,167 and net income of $137,033 for the three and six months ended June 30, 2011, respectively, are included in discontinued operations.

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

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three and six months ended June 30, 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 100,000 options to purchase shares of common stock that were not "in the money".  No dilutive securities were outstanding for the three and six months ended June 30, 2011.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of June 30, 2012 and December 31, 2011, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

	As of June 30, 2012
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$144,744	$144,744	$144,744	$-	$-
Marketable Securities - available for sale	$13,000	$13,000	$13,000	$-	$-

	As of December 31, 2011
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$155,600	$155,600	$155,600	$-	$-
Marketable Securities - available for sale	$7,800	$7,800	$7,800	$-	$-

Subsequent Events

American has evaluated all transactions from June 30, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Concentrations of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at June 30, 2012, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $7,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the six months ended June 30, 2012, NPI had one customer that accounted for 21% of revenues and 21% of trade accounts receivable, one customer that accounted for 16% of revenues and 10% of trade accounts receivable, one customer that accounted for 11% of revenues, and one customer that accounted for 11% of revenues on a consolidated basis.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended June 30, 2012 and 2011, American had net unrealized trading losses of $78,604 and gains of $316,112, respectively, related to securities held on those dates.  American recorded net realized gains of $12,764 and losses of $401,655 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, American had net unrealized trading losses of $8,458 and $83,433, respectively, related to securities held on those dates.  American recorded net realized gains of $12,764 and losses of $256,843 for the six months ended June 30, 2012 and 2011, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At June 30, 2012, this investment was valued at $13,000, based on the closing market price of $0.01 per share on that date.  American recognized other comprehensive gains for the three months ended June 30, 2012 and 2011, of $7,540 and 6,500, respectively, for the unrealized changes in market values for this investment.  American recognized other comprehensive gains of $5,200 for the six months ended June 30, 2012 and losses of $110,500 for the six months ended June 30, 2011 for the unrealized changes in market values for this investment.

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

Note 4 - Notes receivable

Short-term notes receivable consists of the following:
	June 30, 2012	December 31, 2011
Unsecured note receivable, interest at 3%, principal and interest due on March 30, 2012 (a)	$-	$62,500

(a) Unsecured note receivable due March 30, 2012.  This note replaced the $120,000 note previously owed by Lakeland Partners III, L.P.  In September 2011, American and Shell entered into an agreement whereby the $120,000 note was paid in full for the consideration of $62,500 in cash and a new note agreement for $62,500, due in full with interest on March 30, 2012.  On June 15, 2012, Shell paid the balance due on this note.

Long-term receivables consists of the following:
	June 30, 2012	December 31, 2011
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through September 5, 2012	$-	$20,359
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	300,000	300,000
Note receivable for the sale of DSWSI, interest due monthly at 5%, principal due on or before April 3, 2017, or upon sale of the 3.2 acre property securing the note (Note 1)	1,400,000	-
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (b)	-	300,000
Unsecured note receivable, interest at 3% due in semi-annual payments, principal due on or before October 1, 2014 (c)	596,300	596,300
Total notes receivable	2,296,300	1,216,659
Reserve due to uncertainty of collectability	(300,000)	(600,000)
	1,996,300	616,659
Less current portion	(525,349)	(320,359)
Long-term notes receivable	$1,470,951	$296,300

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  As of June 30, 2012, the other note receivable with Marald has been paid in full and payments began on this note under a new extension and renewal agreement in July 2012.

(b) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note owed by Las Vegas Premium Gold was purchased on September 30, 2009 for $300,000.  This note was purchased as an investment to receive the interest income from the note.  During the three months ended June 30, 2012, American wrote this note off against the notes receivable reserve.

(c) Unsecured note receivable due October 1, 2014. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On June 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  In September 2011, American and Shell entered into an agreement whereby Shell will make quarterly payments in the amount of $100,000, beginning April 1, 2012.  Further, in the event that Shell pays $400,000 on or before October 1, 2012, the debt will be considered paid in full.  In the event that Shell pays $500,000 on or before October 1, 2013, the debt will be considered paid in full. Shell previously owed a short-term note of $62,500 that was due in full with interest on March 30, 2012. On June 15, 2012, Shell paid the balance due on this note. Management believes that because Shell has paid the short-term note and has sufficient assets to pay the balance of this note that this note is fully collectible. American has not specifically discounted this note due to the $300,000 reserve due to uncertainty of collectability which has been recorded for notes receivable.

American has reserved a total of $300,000 due to uncertainty of collectability. American believes this reserve remains appropriate at June 30, 2012.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and six months ended June 30, 2012 and 2011, American recognized interest income of $18,890, $19,187, $815, and $4,965, respectively.

Note 5 - Inventories

Inventories consisted of the following:
	June 30, 2012	December 31, 2011
Finished goods	$2,343,348	$1,906,947
Less reserve	(20,045)	(1,932)
	$2,323,303	$1,905,015

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:
	June 30, 2012	December 31, 2011
65 acres in Galveston County, Texas	$520,382	$520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 11 units and 15 units as of June 30, 2012 and December 31, 2011, respectively (a)	1,344,328	1,874,809
14 acres - vacant commercial use land in Houston, Texas	160,925	160,925
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
19 acres - vacant mixed use land in Houston, Texas	1,072,833	1,072,833
12 acres - vacant mixed use land in Houston, Texas	742,731	742,731
174 acres in Waller County, Texas	1,684,066	1,684,066
	$7,385,031	$7,915,512

(a) Dawn Condominium units on the waterfront in Galveston, Texas - During the three months ended June 30, 2012, one Dawn Condominium unit was sold for $122,269, resulting in a loss on sale of assets of $55,272. During the six months ended June 30, 2012, four Dawn Condominium units were sold for $462,471, resulting in a loss on sale of assets of $68,010.

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

Note 7 - Assets held for sale

On April 3, 2012, Delta sold the assets and liabilities of DSWSI as discussed in Note 1.

The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673.  DSWSI's net loss of $922,517 for the six months ended June 30, 2012, and a net loss of $7,167 and net income of $137,033 for the three and six months ended June 30, 2011, respectively, are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the six months ended June 30, 2011 is included in discontinued operations. During the three months ended June 30, 2011, American received the $5,000 for the purchase. This is included as income from discontinued operations for the three and six months ended June 30, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the six months ended June 30, 2011.

The carrying amounts of the major classes of assets and liabilities for DSWSI at December 31, 2011 are summarized below:

December 31, 2011
Assets held for sale
Current assets:
Cash and cash equivalents	$10,655
Trading securities	105
Accounts receivable, less allowance for doubtful accounts
of $55,087	1,469,406
Inventories	1,862,098
Prepaid expenses and other current assets	235,076
Total current assets held for sale	3,577,340

Property and equipment, net of accumulated depreciation	1,701,186
Other assets	6,500
Total assets held for sale	$5,285,026

December 31, 2011
Liabilities associated with assets held for sale
Current liabilities:
Accounts payable and accrued expenses	$486,684
Bank overdrafts	81,392
Short-term notes payable	89,080
Current installments of long-term debt	2,106,701
Total current liabilities associated with assets held for sale	2,763,857

Long-term debt, less current installments	49,843
Total liabilities associated with assets held for sale	$2,813,700

The gain on disposal of DSWSI is summarized below:

April 3, 2012

Cash	$1,600,000
Note receivable	1,400,000
Total consideration	3,000,000
DSWSI's assets less associated liabilities	1,501,673
Gain on disposal of DSWSI	$1,498,327

DSWSI's and DCP's revenues and net income (loss) before income tax are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
DSWSI	$-	$2,586,998	$3,598,374	$5,209,697
DCP	-	-	-	246,131
Total revenues from discontinued operations	$-	$2,586,998	$3,598,374	$5,455,828
Net income (loss) before income tax
DSWSI	-	(2,306)	(883,373)	148,270
DCP	-	-	-	(4,410)
Net loss before income tax	$-	$(2,306)	$(883,373)	$143,860
Gain (loss) on disposal of discontinued operations
DSWSI	$1,498,327	-	1,498,327	-
DCP	-	5,000	-	(50,000)
Gain (loss) on disposal of discontinued operations	$1,498,327	$5,000	$1,498,327	$(50,000)

Note 8 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2012	December 31, 2011
Land	-	$1,663,020	$1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	150,900	147,390
		2,849,856	2,846,346
Less accumulated depreciation		(848,032)	(817,814)
Net property and equipment		$2,001,824	$2,028,532

Depreciation expense for the three and six months ended June 30, 2012 and 2011 was $15,168, $30,218, $16,179, and $32,285, respectively.

Note 9 - Intangible Assets

Intangible assets at June 30, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$674,539	N/A

Patents for new NPI products	$115,991	$10,807	$105,184	3-10 years

Intangible assets at December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$674,539	N/A

Patents for new NPI products	$48,027	$3,117	$44,910	3-10 years

Amortization expense for the three and six months ended June 30, 2012 and 2011 was $5,544, $7,690, $0, and $0, respectively.

Note 10 - Short-term Notes Payable

	June 30, 2012	December 31, 2011
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	$-	$80,000
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities (b)	65,719	65,719
	$65,719	$145,719

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

(b) On July 31, 2012, a settlement was reached in the Botts lawsuit and the balance of this note was paid in full.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At June 30, 2012 and December 31, 2011, the average annual interest rates of our short-term borrowings were approximately 5.00% and 2.25%, respectively.

Note 11 - Long-term Debt

Long-term debt consisted of the following:
	June 30, 2012	December 31, 2011
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	$1,391,797	$1,411,351
Revolving line of credit to a bank, which allows NPI to borrow up to $2,250,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due in April 2013, secured by assets of NPI. (a)	1,692,963	598,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due in May 2014, secured by real property.	1,300,000	1,410,000
	4,384,760	3,420,314
Less current portion	(37,862)	(2,045,359)
	$4,346,898	$1,374,955

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at June 30, 2012:

2012	$18,589
2013	3,066,171
2014	1,300,000
Total	$4,384,760

Note 12 - Commitments and Contingencies

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note (note 10) with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.

On July 1, 2012, the parties reached another settlement, pursuant to which American paid Botts $115,000, of which $65,719 was for payment of the balance of the note.  The remaining $49,281 was accrued and recorded as Botts lawsuit settlement expense as of and during the six months ended June 30, 2012.

American International Industries, Inc. v. Rubicon Financial Incorporated.  On March 5, 2010, American filed suit against Rubicon Financial Corporation (OTCBB: RBCF.OB), a Nevada corporation with offices in Irvine, CA ("Rubicon"), and Rubicon's control person, chief executive officer and primary financial officer, Joe Mangiapane, Jr., in the District Court, 281st Judicial District, Harris County, TX, for breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities. The action related to the acquisition by American on November 27, 2007, of 1,000,000 restricted shares of Rubicon's common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on the date of acquisition.

On August 19, 2011, American was granted a default judgment for fraud and breach of contract against Rubicon in the amount of $2,000,000 plus attorney's fees and accrued interest at 5% per annum by the 281st District Court, following which American, through California counsel, commenced a separate proceeding seeking to enforce the judgment against Rubicon in a court of competent jurisdiction in Orange County, CA.

Rubicon has filed a separate action with the same District Court in Harris County, TX, seeking to have the judgment vacated and seeking sanctions against American. On May 1, 2012, the default judgment was vacated by the District Court but Rubicon's demand for sanctions was denied. The District Court determined that American would not suffer injury.

On May 24, 2012, American filed a motion seeking an order in effect rescinding its May 1, 2012 order that had vacated the default judgment against Rubicon. On July 12, 2012, the Court granted American's motion and ordered a new trial on the issue of whether Rubicon was negligent in failing to appear before the Court in the proceeding that resulted in the grant of the $2 million default judgment on August 19, 2011.

As a result of the July 12, 2012 order, American has been informed by its Texas counsel that the default judgment against Rubicon remains in full force and effect. American has also been informed by its California counsel that it plans to file a motion seeking a stay in the California proceeding pending the final determination of the District Court in Harris County, TX.  American believes that it will prevail on the merits in this proceeding against Rubicon in the District Court, Harris County, and that it will be able to successfully enforce a final judgment of approximately $2 million plus interest in California.

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the three and six months ended June 30, 2012, American recorded amortization of $4,995 and $17,027, respectively.

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

During the year ended December 31, 2011, American issued 1,545,216 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 400,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.  As of June 30, 2012, both subscription receivables totaling $72,000 were still outstanding.

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
June 24, 2011
Dividend yield	0.00%
Expected volatility	104.50%
Risk free interest	0.75%
Expected lives	2 years

A summary of the status of American's stock options to employees for the six months ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2011	100,000	$0.60
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of June 30, 2012	100,000	$0.60	$-

Stock-based compensation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common shares issued for services	$22,600	$217,200	$22,600	$724,749
Stock options issued for services	-	46,559	-	46,559
Stock-based compensation	$22,600	$263,759	$22,600	$771,308

During the three and six months ended June 30, 2012, American and its subsidiaries issued the following shares for services:
  American issued 80,000 shares of common stock valued at $17,600 to a third party.
  Brenham issued 100,000 shares of its common stock with a value of $5,000 to a third party.
During the three and six months ended June 30, 2011, American and its subsidiaries issued the following shares for services:
  American issued 350,000 and 926,601 shares of common stock valued at $217,200 and $597,249, respectively, to employees, directors and third parties.
  Delta issued 0 and 2,550,000 shares of its common stock with a value of $0 and $127,500, respectively, to employees.

On July 22, 2011, Brenham Oil & Gas Corp., entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provides for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is on the balance sheet as "Oil & gas properties - unproved" for $8,400.

During the six months ended June 30, 2012 and 2011, Delta declared preferred dividends of $20,000 and $120,000, respectively, which were accrued and unpaid.  On June 29, 2011, Delta entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of Delta’s outstanding preferred stock, into 3,769,626 shares of common stock and also agreed to waive all accrued dividends payable on the preferred stock upon the payment of $250,000. In consideration for the conversion, Delta agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, Delta completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of Delta's preferred stock were converted into 3,769,626 shares of Delta's common stock and accrued dividends of $1,055,000 were forgiven.

Note 14 - Segment Information

We have three reporting segments and corporate overhead:

· Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;
· Delta Seaboard International ("Delta") - a 86.8% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of June 30, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of Delta. On April 3, 2012, Delta entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7). DSWSI's net loss of $922,517 for the six months ended June 30, 2012, and a net loss of $7,167 and net income of $137,033 for the three and six months ended June 30, 2011, respectively, are included in discontinued operations.
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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Northeastern Plastics	$964,906	$2,418,810	$2,110,560	$4,020,669
Brenham Oil & Gas	132	221	411	671
AITP	13,989	-	21,470	-
Total revenues	$979,027	$2,419,031	$2,132,441	$4,021,340

Operating income (loss) from continuing operations:
Northeastern Plastics	$(229,187)	$103,402	$(431,541)	$(28,654)
Delta Seaboard	(54,877)	(5)	(76,877)	(127,505)
AITP	(260,986)	(697)	(287,947)	(697)
Corporate	(310,548)	(494,677)	(702,218)	(1,366,359)
Operating loss from continuing operations	(855,598)	(391,977)	(1,498,583)	(1,523,215)
Other expenses from continuing operations	(154,350)	(171,442)	(124,504)	(501,800)
Net loss from continuing operations before income tax	$(1,009,948)	$(563,419)	$(1,623,087)	$(2,025,015)

Depreciation and amortization:
Northeastern Plastics	$19,436	$14,621	$35,280	$29,122
Corporate	1,276	1,558	2,628	3,163
Total depreciation and amortization	$20,712	$16,179	$37,908	$32,285

Interest expense:
Northeastern Plastics	$40,620	$51,071	$77,032	$102,793
Corporate	17,884	38,229	40,480	66,026
Total interest expense	$58,504	$89,300	$117,512	$168,819

Capital expenditures:
Northeastern Plastics	$-	$541	$3,510	$2,297
Total capital expenditures	$-	$541	$3,510	$2,297

Non-cash investing and financing transactions:
Delta
Delta dividends declared and unpaid			$20,000	$120,000
Reversal of preferred dividends of Delta			$1,055,000	$-
Note receivable received from sale of subsidiary			$1,400,000	$-
Corporate
Unrealized gain on marketable securities			$5,200	$-
Unrealized loss on marketable securities			$-	$110,500
Note payable issued for lawsuit settlement			$-	$400,000
Adjustment to noncontrolling interest in Delta and BOG			$565,113	$33,262
Stock issued to related party for receivable			$-	$568,382
Preferred stock issued to officer as guarantor fee			$-	$49,463

	June 30, 2012	December 31, 2011
Identifiable assets:
Northeastern Plastics	$7,201,350	$6,725,241
AITP	7,759,354	8,042,142
Delta Seaboard	2,967,491	-
Corporate	-	814,117
Assets held for sale	-	5,285,026
Total identifiable assets	$17,928,195	$20,866,526

Note 15 - Subsequent Events

From July 1, 2012 through August 14, 2012, American paid $2,817 to repurchase 14,500 shares of its common stock for treasury and issued 100,000 shares valued at $20,000 to a third parties for services.

On July 1, 2012, American entered into a settlement agreement in the Botts lawsuit, pursuant to which American paid Botts $115,000, of which $65,719 was for payment of the balance of the note payable to Botts (note 10).  The remaining $49,281 was accrued and recorded as Botts lawsuit settlement expense as of and during the six months ended June 30, 2012.

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
· Delta Seaboard International ("Delta") - a 86.8% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of June 30, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of Delta.
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

On April 3, 2012, Delta entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (Notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). DSWSI's net loss of $922,517 for the six months ended June 30, 2012, and a net loss of $7,167 and net income of $137,033 for the three and six months ended June 30, 2011, respectively, are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the six months ended June 30, 2011 is included in discontinued operations. During the three months ended June 30, 2011, American received the $5,000 for the purchase. This is included as income from discontinued operations for the three and six months ended June 30, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the six months ended June 30, 2011.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and six months ended June 30, 2012 and 2011.

Net revenues.  Revenues from continuing operations were $979,027 for the three months ended June 30, 2012, compared to $2,419,031 for the three months ended June 30, 2011, representing a decrease of $1,440,004, or 59.5%.  Revenues from continuing operations were $2,132,441 for the six months ended June 30, 2012, compared to $4,021,340 for the six months ended June 30, 2011, representing a decrease of $1,888,899, or 47.0%. NPI's revenues decreased by $1,453,904, or 60.1%, to $964,906 for the three months ended June 30, 2012, compared to $2,418,810 for the same period in the prior year.  NPI's revenues decreased by $1,910,109, or 47.5%, to $2,110,560 for the six months ended June 30, 2012, compared to $4,020,669 for the same period in the prior year.  NPI's revenues decreased primarily because of lower revenues with one of its principal customers.  NPI has added several new customers to replace this business and expects to add additional medium to large customers during in the year 2012.  For the three and six months ended June 30, 2012 and June 30, 2011, Brenham's revenues were $132, $411, $221, and $671, respectively.  For the three and six months ended June 30, 2012, AITP's revenues were $13,989 and $21,470, respectively.

Cost of sales and margins.  Cost of sales for the three months ended June 30, 2012 was $699,483, compared to $1,762,961 for the three months ended June 30, 2011. Cost of sales for the six months ended June 30, 2012 was $1,500,299, compared to $2,925,013 for the six months ended June 30, 2011. Our gross margins for the three and six months ended June 30, 2012 were 28.6% and 29.6%, respectively, compared to gross margins for the three and six months ended June 30, 2011 of 27.1% and 27.3%. The increase in margins was primarily due to a better product mix at NPI.  NPI has been able to move away from commodity-based products and toward more unique items, for which NPI receives higher margins.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended June 30, 2012 were $1,079,870, compared to $1,048,047 in the prior year, representing an increase of $31,823, or 3.0%.  Consolidated selling, general and administrative expenses for the six months ended June 30, 2012 were $2,062,715, compared to $2,619,542 in the prior year, representing a decrease of $556,827, or 21.3%.  General and administrative expenses for the three and six months ended June 30, 2012 decreased from the same periods in the prior year primarily due to a decrease in stock-based compensation.  General and administrative expenses for the three and six months ended June 30, 2012 and June 30, 2011 included non-cash stock-based compensation of $22,600, $22,600, $263,759, and $771,308, respectively.  Selling, general and administrative expenses for the three and six months ended June 30, 2011 included higher than normal legal costs related to the Botts lawsuit settlement and one-time costs incurred for Brenham to become a public company.

Gain (loss) on sale of assets. Loss on sale of assets for the three and six months ended June 30, 2012 was $55,272 and $68,010, respectively, compared to $0 and $0, respectively, for the three and six months ended June 30, 2011.  During the three months ended June 30, 2012, one Dawn Condominium unit was sold for $122,269, resulting in a loss on sale of assets of $55,272. During the six months ended June 30, 2012, four Dawn Condominium units were sold for $462,471, resulting in a loss on sale of assets of $68,010.  (see Note 6 to the consolidated financial statements).

Income (loss) from operations. We had an operating loss of $855,598 and $1,498,583, respectively, for the three and six months ended June 30, 2012, compared to an operating loss of $391,977 and $1,523,215, respectively, for the three and six months ended June 30, 2011.

Total other income/expenses. Other expenses were $154,350 for the three months ended June 30, 2012, compared to $171,442 for the three months ended June 30, 2011.  Other expenses were $124,504 for the six months ended June 30, 2012, compared to other expenses of $501,800 for the six months ended June 30, 2011.  Other expenses for the three and six months ended June 30, 2012 included an expense of $49,281 for the Botts lawsuit settlement entered into on July 31, 2012.  Other expenses for the three months ended June 30, 2012 included non-cash unrealized losses on trading securities of $78,604, compared to gains of $316,112 for the three months ended June 30, 2011.  Realized gains on trading securities for the three months ended June 30, 2012 were $12,764 compared to losses of $401,655 for the three months ended June 30, 2011.  Interest expense was $58,504 during the three-month period ended June 30, 2012, compared to $89,300 during the same period in the prior year.  Other expenses for the six months ended June 30, 2012 included non-cash unrealized losses on trading securities of $8,458, compared to losses of $83,433 for the six months ended June 30, 2011.  Realized gains on trading securities for the six months ended June 30, 2012 were $12,764 compared to losses of $256,843 for the six months ended June 30, 2011.  Interest expense was $117,512 during the six-month period ended June 30, 2012, compared to $168,819 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $1,023,588, or $0.08 per share, for the three months ended June 30, 2012, compared to a net loss of $566,314, or $0.04 per share, for the three months ended June 30, 2011.  We had a net loss from continuing operations of $1,596,529, or $0.08 per share, for the six months ended June 30, 2012, compared to a net loss of $2,030,025, or $0.17 per share, for the six months ended June 30, 2011.  We had net income from discontinued operations of $1,498,327, or $0.10 per share, for the three months ended June 30, 2012, compared to a net loss of $2,167, or $0.00 per share, for the three months ended June 30, 2011.  We had net income from discontinued operations of $575,810, or $0.04 per share, for the six months ended June 30, 2012, compared to net income of $82,623, or $0.01 per share, for the six months ended June 30, 2011.  Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (see Note 7).  Net income from discontinued operations for the six months ended June 30, 2012 and 2011 includes DSWSI's net loss of $922,517 and net income of $137,033, respectively.  Net loss from discontinued operations for the three months ended June 30, 2011 includes DSWSI's net loss of $7,167.  DCP's net loss of $4,410 for the six months ended June 30, 2011 is included in discontinued operations. During the three months ended June 30, 2011, American received the $5,000 for the purchase of DCP. This is included as income from discontinued operations for the three and six months ended June 30, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the six months ended June 30, 2011.

Our net income was $308,545, or $0.02 per share, for the three months ended June 30, 2012, compared to a net loss of $545,951, or $0.04 per share, for the three months ended June 30, 2011.  Our net loss was $657,356, or $0.04 per share, for the six months ended June 30, 2012, compared to a net loss of $1,924,901, or $0.16 per share, for the six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from the sale of Delta of $1,600,000, proceeds from net borrowings under lines of credit agreements of $1,094,000, and proceeds from the sale of real estate held for sale of $462,471.

Capital expenditures for the six months ended June 30, 2012 were $3,510 compared to $2,297 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $1,748,654 for the six months ended June 30, 2012, compared to $2,652,247 for the six months ended June 30, 2011.  Net cash used in operating activities for the six months ended June 30, 2012 was derived primarily from our net loss from continuing operations of $1,596,529, an increase in inventories at NPI of $418,288, offset by a decrease in accounts receivable of $163,340, due to collections of the higher seasonal revenues at NPI during the fourth quarter of 2011.  Net cash used in operating activities for the six months ended June 30, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement that was accrued as of December 31, 2010. Additionally, accounts payable decreased significantly due to payments made in the six months ended June 30, 2011 for expenses incurred during the six months ended December 31, 2010 in support of higher revenues at NPI.

The Company's prospects for selling real estate from its portfolio have improved significantly due to infrastructure developments in close proximity to these properties. Management believes that demand and prices for real estate will increase during the next 12 to 24 months from the date of this report. The appraised values of the Company's portfolio of real estate are significantly higher than the value recorded on the books.

For the six months ended June 30, 2012, our investing activities provided cash of $2,089,018, compared to $217,787 during the six months ended June 30, 2011. Our financing activities provided cash of $867,080 during the six months ended June 30, 2012, compared to $1,438,345 during the six months ended June 30, 2011.

NPI has a line of credit from Trustmark Bank in the amount of $2,250,000, which had a maturity date in April 2013.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at June 30, 2012 were $17,928,195, compared to $20,866,526 at December 31, 2011, representing a decrease of $2,938,331.  At June 30, 2012, consolidated working capital was $12,603,200, compared to working capital of $9,173,114 at December 31, 2011, representing an increase of $3,430,086.  Total assets as of June 30, 2012, included real estate held for sale of $7,385,031 (see Note 6), inventories of $2,323,303, accounts receivable of $1,047,660, cash and cash equivalents of $2,076,690, $144,744 of trading securities, $1,996,300 in notes receivable, and $2,001,824 of property and equipment.

We had total liabilities of $5,445,133 as of June 30, 2012, which included $1,047,092 of current liabilities, mainly consisting of $913,058 of accounts payable and accrued expenses, $37,862 of current installments of long-term debt, and long-term liabilities of $4,398,041, consisting of long-term debt (less current installments) of $4,346,898 and accrued pension expense of $51,143.

Cash flow from operations.  Net cash used in operating activities from continuing operations was $1,748,654 for the six months ended June 30, 2012, compared to $2,652,247 for the six months ended June 30, 2011. Net cash used in operating activities for the six months ended June 30, 2012 was derived from our net loss from continuing operations of $1,596,529, which included non-cash expenses of $77,535, including depreciation and amortization of $37,908, share-based compensation of $22,600, and amortization of guarantor fee of $17,027.  Net cash used in operating activities for the six months ended June 30, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Our net loss from continuing operations of $2,030,025 for the six months ended June 30, 2011 included non-cash expenses of $803,593, including depreciation and amortization of $32,285 and share-based compensation of $771,308. Accounts receivable decreased by $163,340 during the six months ended June 30, 2012, compared to a decrease of $768,158 during the same period in 2011.  NPI collected accounts receivable during the six months ended June 30, 2011, which resulted from significantly higher revenues during the three months ended December 31, 2010.  Our inventories increased by $418,288 for the six months ended June 30, 2012, compared to an increase of $425,237 during the six months ended June 30, 2011.  Accounts payable increased by $56,850 during the six months ended June 30, 2012, compared to a decrease of $2,041,389 during the same period in 2011.  The decrease in accounts payable during the six months ended June 30, 2011 included a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  The remainder of the decrease in accounts payable was primarily due to payments made in the six months ended June 30, 2011 for expenses incurred during the three months ended December 31, 2010 in support of higher revenues at NPI.

Cash flow from investing activities. For the six months ended June 30, 2012, our investing activities provided cash of $2,089,018 primarily as a result of proceeds from the sale of the assets of DSWSI of $1,600,000, proceeds from the sale of real estate held for sale of $462,471, and proceeds from notes receivable of $82,859, offset by the costs of securing patents and trademarks of $67,964. Our investing activities provided cash of $217,787 during the six months ended June 30, 2011, primarily as a result of proceeds from the sale of trading securities of $1,157,022, offset by the purchase of trading securities of $951,427.

Cash flow from financing activities. Our financing activities provided cash of $867,080 during the six months ended June 30, 2012, primarily as a result of net borrowings under lines of credit agreements of $1,094,000, offset by payments on debt of $194,554.  During the six months ended June 30, 2011, our financing activities provided cash of $1,438,345, primarily as a result of proceeds from the issuance of common stock of $903,000, net borrowings under lines of credit agreements of $645,463 and proceeds from margin loans of $156,328, offset by payments on debt of $252,594.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note (note 10) with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. On July 1, 2012, the parties reached another settlement, pursuant to which American paid Botts $115,000, of which $65,719 was for payment of the balance of the note.  The remaining $49,281 was accrued and recorded as Botts lawsuit settlement expense as of and during the six months ended June 30, 2012. The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.

American International Industries, Inc. v. Rubicon Financial Incorporated.  On March 5, 2010, American filed suit against Rubicon Financial Corporation (OTCBB: RBCF.OB), a Nevada corporation with offices in Irvine, CA ("Rubicon"), and Rubicon's control person, chief executive officer and primary financial officer, Joe Mangiapane, Jr., in the District Court, 281st Judicial District, Harris County, TX, for breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities. The action related to the acquisition by American on November 27, 2007, of 1,000,000 restricted shares of Rubicon's common stock for a $1,000,000 cash payment and the issuance of 200,000 restricted shares of American's common stock, valued at $4.90 per common share based upon the closing market price on the date of acquisition.

On August 19, 2011, American was granted a default judgment for fraud and breach of contract against Rubicon in the amount of $2,000,000 plus attorney's fees and accrued interest at 5% per annum by the 281st District Court, following which American, through California counsel, commenced a separate proceeding seeking to enforce the judgment against Rubicon in a court of competent jurisdiction in Orange County, CA.

Rubicon has filed a separate action with the same District Court in Harris County, TX, seeking to have the judgment vacated and seeking sanctions against American. On May 1, 2012, the default judgment was vacated by the District Court but Rubicon's demand for sanctions was denied. The District Court determined that American would not suffer injury.

On May 24, 2012, American filed a motion seeking an order in effect rescinding its May 1, 2012 order that had vacated the default judgment against Rubicon. On July 12, 2012, the Court granted American's motion and ordered a new trial on the issue of whether Rubicon was negligent in failing to appear before the Court in the proceeding that resulted in the grant of the $2 million default judgment on August 19, 2011.

As a result of the July 12, 2012 order, American has been informed by its Texas counsel that the default judgment against Rubicon remains in full force and effect. American has also been informed by its California counsel that it plans to file a motion seeking a stay in the California proceeding pending the final determination of the District Court in Harris County, TX.

American believes that it will prevail on the merits in this proceeding against Rubicon in the District Court, Harris County, and that it will be able to successfully enforce a final judgment of approximately $2 million plus interest in California.

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

/s/ DANIEL DROR
   CEO AND CHAIRMAN
  Dated:  August 14, 2012

/s/ SHERRY L. MCKINZEY
  CHIEF FINANCIAL OFFICER
  Dated:  August 14, 2012