Form 10-Q
period 2012-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2012-11-14
CIK 1073146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2012 is 1,411,315 shares of common stock and 1,000 shares of preferred stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 1,273,848	$ 869,246
Trading securities	-	155,600
Accounts receivable from related parties	3,191	-
Accounts receivable, less allowance for doubtful accounts
of $33,671 and $24,290, respectively	2,561,249	1,211,000
Notes receivable – related party	181,000	-
Short-term notes receivable	-	62,500
Current portion of notes receivable	525,604	320,359
Inventories, net	2,116,030	1,905,015
Real estate held for sale	7,131,909	7,915,512
Prepaid expenses and other current assets	77,331	77,782
Assets held for sale	-	3,577,340
Total current assets	13,870,162	16,094,354

Long-term notes receivable, less current portion	1,464,453	296,300
Oil & gas properties – unproved	8,400	8,400
Property and equipment, net of accumulated depreciation and amortization	1,986,656	2,028,532
Goodwill	674,539	674,539
Patents & trademarks, net of accumulated amortization	140,764	44,910
Marketable securities - available for sale	13,000	7,800
Other assets	4,005	4,005
Assets held for sale	-	1,707,686
Total assets	$ 18,161,979	$ 20,866,526
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,002,988	$ 1,933,212
Bank overdrafts	21,987	26,596
Short-term notes payable	-	145,719
Accounts and notes payable to related parties	3,456	6,497
Current installments of long-term debt	1,533,387	2,045,359
Liabilities associated with assets held for sale	-	2,763,857
Total current liabilities	3,561,818	6,921,240

Accrued pension expense	48,708	56,277
Long-term debt, less current installments	2,651,872	1,374,955
Long-term liabilities associated with assets held for sale	-	49,843
Total liabilities	6,262,398	8,402,315

Commitments and contingencies	-	-

	September 30, 2012	December 31, 2011
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
1,619,714 and 1,601,714 shares issued, respectively and
1,417,915 and 1,536,471 shares outstanding, respectively	1,620	1,602
Additional paid-in capital	38,032,787	36,952,561
Stock subscription receivable	(72,000)	(72,000)
Accumulated deficit	(24,114,170)	(23,066,214)
Accumulated other comprehensive loss	(1,392,000)	(1,397,200)
Less treasury stock, at cost; 201,799 and 65,243 shares, respectively	(833,409)	(628,694)
Total American International Industries, Inc. equity	11,622,829	11,790,056
Non-controlling interest	276,752	674,155
Total equity	11,899,581	12,464,211
Total liabilities and equity	$ 18,161,979	$ 20,866,526

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$ 3,121,692	$ 4,405,063	$ 5,254,133	$ 8,426,403
Costs and expenses:
Cost of sales	2,382,994	3,255,454	3,883,293	6,180,467
Selling, general and administrative	824,304	1,696,917	2,887,019	4,316,459
Total operating expenses	3,207,298	4,952,371	6,770,312	10,496,926

Gain (loss) on sale of assets	(203,992)	3,476,824	(272,002)	3,476,824

Operating income (loss)	(289,598)	2,929,516	(1,788,181)	1,406,301

Other income (expenses):
Interest and dividend income	21,068	1,553	40,502	15,250
Botts lawsuit settlement	-	-	(49,281)	-
NPI lawsuit settlement	(34,400)	-	(54,500)	-
Shumate lawsuit settlement	(40,000)	-	(40,000)	-
Realized gains (losses) on the sale of trading securities, net	30,233	(534,320)	42,997	(791,163)
Unrealized gains (losses) on trading securities, net	4,384	290,192	(4,074)	206,759
Interest expense	(56,808)	(66,965)	(174,320)	(235,784)
Other income (expense), net	(49,282)	(69,692)	(10,633)	(76,094)
Total other expenses	(124,805)	(379,232)	(249,309)	(881,032)

Income (loss) before income tax	(414,403)	2,550,284	(2,037,490)	525,269
Income tax expense (benefit)	3,340	123,325	(23,218)	128,335
Income (loss) from continuing operations, net of income taxes	(417,743)	2,426,959	(2,014,272)	396,934
Gain (loss) on disposal of discontinued operations	-	-	1,498,327	(50,000)
Income (loss) from discontinued operations, net of income taxes	-	54,408	(922,517)	187,031
Net income (loss)	(417,743)	2,481,367	(1,438,462)	533,965
Net loss attributable to the non-controlling interest	27,143	4,861	390,506	27,362
Net income (loss) attributable to American International Industries, Inc.	$ (390,600)	$ 2,486,228	$ (1,047,956)	$ 561,327
Net income (loss) per common share - basic and diluted:
Continuing operations	$ (0.26)	$ 1.64	$ (1.07)	$ 0.33
Discontinued operations	0.00	0.04	0.38	0.10
Total	$ (0.26)	$ 1.68	$ (0.69)	$ 0.43

Weighted average common shares outstanding - basic and diluted	1,483,851	1,483,245	1,516,649	1,307,234

Comprehensive income (loss):
Net income (loss)	$ (417,743)	$ 2,481,367	$ (1,438,462)	$ 533,965
Unrealized gain (loss) on marketable securities	-	(11,050)	5,200	(121,550)
Total comprehensive income (loss)	(417,743)	2,470,317	(1,433,262)	412,415
Comprehensive loss attributable to the non-controlling interests	27,143	4,861	390,506	27,362
Comprehensive income (loss) attributable to American International Industries, Inc.	$ (390,600)	$ 2,475,178	$ (1,042,756)	$ 439,777

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (1,438,462)	$ 533,965
Income from discontinued operations, net of income taxes	575,810	137,031
Net income (loss) from continuing operations	(2,014,272)	396,934
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	61,806	48,334
Share-based compensation	42,600	1,284,627
Amortization of guarantor fee	18,505	12,032
Other income from forgiveness of debt	(15,000)	-
(Gain) loss on sale of assets	272,002	(3,476,824)
Realized (gains) losses on the sale of trading securities, net	(42,997)	791,163
Unrealized (gains) losses on trading securities, net	4,074	(206,759)
Change in operating assets and liabilities:
Accounts receivable	(1,350,249)	(1,030,974)
Inventories	(211,015)	746,249
Prepaid expenses and other current assets	(18,054)	(30,130)
Other assets	-	5,552
Accounts payable and accrued expenses	1,123,637	(1,425,272)
Net cash used in operating activities from continuing operations	(2,128,963)	(2,885,068)

Cash flows from investing activities from continuing operations:
Investment in certificate of deposit	(50,000)	(5,381)
Redemption of certificate of deposit	50,000	-
Purchase of trading securities	(211,552)	(1,596,475)
Sale of trading securities	426,783	2,572,421
Proceeds from sale of subsidiary	1,600,000	-
Proceeds from sale of real estate	511,601	-
Purchase of property and equipment	(3,510)	(3,133)
Costs of securing patents and trademarks	(112,274)	-
Proceeds from notes receivable	89,102	109,980
Net cash provided by investing activities from continuing operations	2,300,150	1,077,412

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	-	977,001
Net borrowings under line of credit agreements	884,000	580,963
Bank overdrafts	(4,609)	12,488
Proceeds from the issuance of debt	20,000	-
Principal payments on debt	(269,774)	(515,123)
Loans to related parties	(187,232)	(12,795)
Payments for acquisition of treasury stock of subsidiary	(4,255)	(95)
Payments for acquisition of treasury stock	(204,715)	(22,783)
Net cash provided by financing activities from continuing operations	233,415	1,019,656

Net increase (decrease) in cash and cash equivalents from continuing operations	404,602	(788,000)
Cash and cash equivalents at beginning of period	869,246	1,446,690
Cash and cash equivalents at end of period	$ 1,273,848	$ 658,690

For the Nine Months Ended September 30,
	2012	2011
Discontinued operations:
Net cash provided by operating activities	$ 300,902	$ 482,094
Net cash used in investing activities	(125,399)	(12,218)
Net cash used in financing activities	(186,158)	(441,262)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(10,655)	28,614
Cash and cash equivalents at beginning of period from discontinued operations	10,655	24,672
Cash and cash equivalents at end of period from discontinued operations	$ -	$ 53,286

Supplemental cash flow information:
Interest paid	$ 174,152	$ 348,741
Income taxes paid	$ -	$ 73,751

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$ 5,200	$ (121,550)
Note payable issued for lawsuit settlement	$ -	$ 400,000
Adjustment to non-controlling interest in AMIH and BOG	$ 563,319	$ 29,935
AMIH preferred dividends declared and unpaid	$ 20,000	$ 180,000
Reversal of preferred dividends of AMIH	$ 1,055,000	$ -
Stock issued to related party for receivable	$ -	$ 74,000
Stock issued to related party for real estate	$ -	$ 520,382
VOMF settlement recorded as deemed dividend for AMIH	$ -	$ 250,000
SET receivable from foreclosure of certificate of deposit	$ -	$ 532,500
Issuance of BOG stock for oil & gas properties	$ -	$ 8,400
Preferred stock issued to officer as guarantor fee	$ -	$ 49,463
Note receivable received from sale of AMIH’s assets	$ 1,400,000	$ -

See accompanying notes to the unaudited consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), in which American holds a 86.8% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 53.2% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On October 17, 2012, American effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for ten (1:10) basis. All share and per share amounts for American contained in this Form 10Q have been retroactively adjusted to reflect the reverse stock split.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts for AMIH contained in this Form 10Q have been retroactively adjusted to reflect the reverse stock split.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement with Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, Delta's president and director and vice-president and director, respectively, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and a wholly-owned subsidiary of AMIH, and American.

The agreement provided, among other things, that: (i) AMIH sell, transfer and assign the assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resign as executive officers and as members of AMIH’s board of directors; and (iii) Messrs. Derrick and Burleigh transfer and assign all of their 319,258 AMIH shares valued at $624,704 to American. In consideration for the sale, transfer and assignment of the DSWSI net assets to Purchaser, Purchaser paid $1,600,000 in cash at the closing and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  Total consideration for the sale was $3,000,000.  The note is personally guaranteed by Messrs. Derrick and Burleigh and is secured by the 3.2 acre parcel on which the business of DSWSI is located (the "DSWSI Property"). Notwithstanding its 5 year term, the Note expressly provides that the principal and interest shall be prepaid in full upon the sale of the DSWSI Property. AMIH will receive additional consideration equal to the amount that Delta LLC receives from the planned sale of the 3.2 acre property in excess of $3 million.

The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the nine months ended September 30, 2012 include a gain on disposal of DSWSI of $1,498,327 for total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net loss of $922,517 for the nine months ended September 30, 2012, and net income of $54,408 and $191,441 for the three and nine months ended September 30, 2011, respectively, are included in discontinued operations.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas and an oil field in Abilene, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53.2% of the outstanding shares as of September 30, 2012. The resale registration statement of Brenham was declared effective by the SEC on May 16, 2011. This registration statement registered 10,279,019 shares of Brenham common stock issued to American shareholders as a dividend on July 21, 2010. BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation.  All reclassifications have been applied consistently to the periods presented.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three and nine months ended September 30, 2012 and 2011, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 10,000 options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of September 30, 2012 and December 31, 2011, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

As of September 30, 2012
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ -	$ -	$ -	$ -	$ -
Marketable Securities - available for sale	$ 13,000	$ 13,000	$ 13,000	$ -	$ -

As of December 31, 2011
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ 155,600	$ 155,600	$ 155,600	$ -	$ -
Marketable Securities - available for sale	$ 7,800	$ 7,800	$ 7,800	$ -	$ -

Subsequent Events

American has evaluated all transactions from September 30, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Concentrations of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at September 30, 2012, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $7,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the nine months ended September 30, 2012, NPI had one customer that accounted for 23% of revenues and 30% of trade accounts receivable, one customer that accounted for 12% of revenues, and one customer that accounted for 13% of accounts receivable on a consolidated basis.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended September 30, 2012 and 2011, American had net unrealized trading gains of $4,384 and $290,192, respectively, related to securities held on those dates.  American recorded net realized gains of $30,233 and losses of $534,320 for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, American had net unrealized trading losses of $4,074 and gains of $206,759, respectively, related to securities held on those dates.  American recorded net realized gains of $42,997 and losses of $791,163 for the nine months ended September 30, 2012 and 2011, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At September 30, 2012, this investment was valued at $13,000, based on the closing market price of $0.01 per share on that date.  American recognized other comprehensive gains of $5,200 for the nine months ended September 30, 2012 and losses of $11,050 and $121,550 for the three and nine months ended September 30, 2011, respectively, for the unrealized changes in market values for this investment.

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

Note 4 - Notes receivable

Short-term notes receivable consists of the following:

	September 30, 2012	December 31, 2011
Unsecured note receivable, interest at 3%, principal and interest due on March 30, 2012 (a)	$ -	$ 62,500

(a) Unsecured note receivable due March 30, 2012.  This note replaced the $120,000 note previously owed by Lakeland Partners III, L.P.  In September 2011, American and Kentner Shell entered into an agreement whereby the $120,000 note was paid in full for consideration of $62,500 in cash and a new note agreement for $62,500, due in full with interest on March 30, 2012.  On June 15, 2012, Shell paid the balance due on this note.

Short-term related party notes receivable:

On July 13, 2012, AITP entered into an agreement with Daniel Dror II to purchase a 48-acre tract, or 50% undivided interest in a 96-acre tract, of property located in Galveston County.  Daniel Dror II signed a promissory note in the amount of $181,000 for an earnest money contract associated with this agreement, bearing interest at 5% per year, with the principal amount due on or before July 13, 2013, in the event that the purchase of the property is not finalized.  In the event of a final sale, the $181,000 will be considered as cash consideration for the purchase.  Daniel Dror II is the adult son of Daniel Dror, CEO.

Long-term receivables consist of the following:

	September 30, 2012	December 31, 2011
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through September 5, 2012	$ -	$ 20,359
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	293,757	300,000
Note receivable for the sale of DSWSI, interest due monthly at 5%, principal due on or before April 3, 2017, or upon sale of the 3.2 acre property securing the note (Note 1)	1,400,000	-
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (b)	-	300,000
Unsecured note receivable, interest at 3% due in semi-annual payments, principal due on or before October 1, 2014 (c)	596,300	596,300
Total notes receivable	2,290,057	1,216,659
Reserve due to uncertainty of collectability	(300,000)	(600,000)
	1,990,057	616,659
Less current portion	(525,604)	(320,359)
Long-term notes receivable	$ 1,464,453	$ 296,300

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  As of September 30, 2012, the other note receivable with Marald has been paid in full and payments began on this note under a new extension and renewal agreement in July 2012.

(b) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note owed by Las Vegas Premium Gold was purchased on September 30, 2009 for $300,000.  This note was purchased as an investment to receive the interest income from the note.  During the nine months ended September 30, 2012, American wrote this note off against the notes receivable reserve.

(c) Unsecured note receivable due October 1, 2014. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On September 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  In September 2011, American and Shell entered into an agreement whereby Shell will make quarterly payments in the amount of $100,000, beginning April 1, 2012.  Further, in the event that Shell pays $400,000 on or before October 1, 2012, the debt will be considered paid in full.  In the event that Shell pays $500,000 on or before October 1, 2013, the debt will be considered paid in full. Shell previously owed a short-term note of $62,500 that was due in full with interest on March 30, 2012. On June 15, 2012, Shell paid the balance due on this note. Management believes that because Shell has paid the short-term note and has sufficient assets to pay the balance of this note that this note is fully collectible. American has not specifically discounted this note due to the $300,000 reserve for the uncertainty of collectability which has been recorded for notes receivable.

American has reserved a total of $300,000 on all notes in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at September 30, 2012.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and nine months ended September 30, 2012 and 2011, American recognized interest income of $20,479, $39,666, $646, and $7,307, respectively.

Note 5 - Inventories

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
Finished goods	2,136,075	1,906,947
Less reserve	(20,045)	(1,932)
	$ 2,116,030	$ 1,905,015

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	September 30, 2012	December 31, 2011
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 10 units and 15 units as of September 30, 2012 and December 31, 2011, respectively (a)	1,252,131	1,874,809
14 acres - vacant commercial use land in Houston, Texas (b)	-	160,925
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
19 acres - vacant mixed use land in Houston, Texas	1,072,833	1,072,833
12 acres - vacant mixed use land in Houston, Texas	742,731	742,731
174 acres in Waller County, Texas	1,684,066	1,684,066
	$ 7,131,909	$ 7,915,512

(a)

Dawn Condominium units on the waterfront in Galveston, Texas - During the three months ended September 30, 2012, one Dawn Condominium unit was sold for $49,130, resulting in a loss on sale of assets of $43,067. During the nine months ended September 30, 2012, five Dawn Condominium units were sold for $511,601, resulting in a loss on sale of assets of $111,077.

(b)

14 acres – vacant commercial use land in Houston, Texas – During the three months ended September 30, 2012, this property was granted to a third party to save on property taxes associated with holding this property, resulting in a loss of $160,925.

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

•

Management with the appropriate authority commits to a plan to sell the asset;

•

The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•

An active program to locate a buyer and other actions required to complete the plan of sale have been initiated;

•

The sale of the property or asset within one year is probable and will qualify for accounting purposes as a sale;

•

The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•

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

Note 7 - Assets held for sale

On April 3, 2012, AMIH sold the assets and liabilities of DSWSI as discussed in Note 1.

The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the nine months ended September 30, 2012 include a gain on disposal of DSWSI of $1,498,327 for total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673.  DSWSI's net loss of $922,517 for the nine months ended September 30, 2012, and net income of $54,408 and $191,441 for the three and nine months ended September 30, 2011, respectively, are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the nine months ended September 30, 2011 is included in discontinued operations. During the nine months ended September 30, 2011, American received the $5,000 for the purchase. This is included as income from discontinued operations for the nine months ended September 30, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the nine months ended September 30, 2011.

The carrying amounts of the major classes of assets and liabilities for DSWSI at December 31, 2011 are summarized below:

December 31, 2011
Assets held for sale
Current assets:
Cash and cash equivalents	$ 10,655
Trading securities	105
Accounts receivable, less allowance for doubtful accounts of $55,087	1,469,406
Inventories	1,862,098
Prepaid expenses and other current assets	235,076
Total current assets held for sale	3,577,340

Property and equipment, net of accumulated depreciation	1,701,186
Other assets	6,500
Total assets held for sale	$ 5,285,026

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable and accrued expenses	$ 486,684
Bank overdrafts	81,392
Short-term notes payable	89,080
Current installments of long-term debt	2,106,701
Total current liabilities associated with assets held for sale	2,763,857

Long-term debt, less current installments	49,843
Total liabilities associated with assets held for sale	$ 2,813,700

The gain on disposal of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable	1,400,000
Total consideration	3,000,000
DSWSI's assets less associated liabilities	1,501,673
Gain on disposal of DSWSI	$ 1,498,327

DSWSI's and DCP's revenues and net income (loss) before income tax are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
DSWSI	$ -	$ 2,941,919	$ 3,598,374	$ 8,151,616
DCP	-	-	-	246,131
Total revenues from discontinued operations	$ -	$ 2,941,919	$ 3,598,374	$ 8,397,747
Net income (loss) before income tax
DSWSI	$ -	$ 64,431	$ (883,373)	$ 212,701
DCP	-	-	-	(4,410)
Net loss before income tax	$ -	$ 64,431	$ (883,373)	$ 208,291
Gain on disposal of discontinued operations
DSWSI	$ -	$ -	$ 1,498,327	$ -
DCP	-	-	-	(50,000)
Gain (loss) on disposal of discontinued operations	$ -	$ -	$ 1,498,327	$ (50,000)

Note 8 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2012	December 31, 2011
Land	-	$ 1,663,020	$ 1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	150,900	147,390
		2,849,856	2,846,346
Less accumulated depreciation		(863,200)	(817,814)
Net property and equipment		$ 1,986,656	$ 2,028,532

Depreciation expense for the three and nine months ended September 30, 2012 and 2011 was $15,168, $45,386, $16,810, and $48,334, respectively.

Note 9 - Intangible Assets

Intangible assets at September 30, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products	$ 160,301	$ 19,537	$ 140,764	3-10 years

Intangible assets at December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products	$ 48,027	$ 3,117	$ 44,910	3-10 years

Amortization expense for the three and nine months ended September 30, 2012 and 2011 was $8,730, $16,420, $0, and $0, respectively.

Note 10 - Short-term Notes Payable

	September 30, 2012	December 31, 2011
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	$ -	$ 80,000
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities (b)	-	65,719
	$ -	$ 145,719

(a) On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock.

(b) On July 31, 2012, a settlement was reached in the Botts lawsuit and the balance of this note was paid in full.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At September 30, 2012 and December 31, 2011, the average annual interest rates of our short-term borrowings were approximately 0.00% and 2.25%, respectively.

Note 11 - Long-term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	$ 1,384,296	$ 1,411,351
Revolving line of credit to a bank, which allows NPI to borrow up to $2,250,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due in April 2013, secured by assets of NPI. (a)	1,482,963	598,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due in May 2014, secured by real property.	1,300,000	1,410,000
Note payable, due in monthly payments of $1,000, with interest at 4%, due March 2014 (a)	18,000	-
	4,185,259	3,420,314
Less current portion	(1,533,387)	(2,045,359)
	$ 2,651,872	$ 1,374,955

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at September 30, 2012:

2012	$ 12,347
2013	2,869,912
2014	1,303,000
Total	$ 4,185,259

Note 12 - Commitments and Contingencies

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 28,800 shares of restricted AMIN stock (24,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 28,800 shares back to American for $41.70 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note (note 10) with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. The 28,800 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 110,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.

On July 1, 2012, the parties reached another settlement, pursuant to which American paid Botts $115,000, of which $65,719 was for payment of the balance of the note.  The remaining $49,281 was recorded as Botts lawsuit settlement expense during the nine months ended September 30, 2012.

American International Industries, Inc. v. Rubicon Financial Incorporated.  On March 5, 2010, American filed suit against Rubicon Financial Corporation (OTCBB: RBCF.OB), a Nevada corporation with offices in Irvine, CA ("Rubicon"), and Rubicon's control person, chief executive officer and primary financial officer, Joe Mangiapane, Jr., in the District Court, 281st Judicial District, Harris County, TX, for breach of contract, rescission, fraudulent inducement, common law fraud and fraud in the sale of securities. The action related to the acquisition by American on November 27, 2007, of 1,000,000 restricted shares of Rubicon's common stock for a $1,000,000 cash payment and the issuance of 20,000 restricted shares of American's common stock, valued at $49.00 per common share based upon the closing market price on the date of acquisition.

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

Consumer Advocacy Group, Inc. v. Northeastern Plastics, Inc. and American International Industries, Inc. In October 2012, NPI and American entered into a settlement agreement with Consumer Advocacy Group, Inc., whereby NPI agreed to cease distribution and/or sales of the Bitty Booster Cable 10 Gauge 10 ft. product in California and to pay $54,000 in attorney’s fees and $500 in lieu of a civil penalty.  The amounts of $34,400 and $54,500 were accrued and recorded as the NPI settlement as of and during the three and nine months ended September 30, 2012, respectively.

Shumate Machine Works, Inc. v. American International Industries, Inc. In September 2012, American entered into a settlement agreement with Shumate Machine Works, Inc. relating to a tax liability issue associated with American’s purchase of Shumate Machine Works, Inc. in 2008, whereby American agreed to pay $40,000 to HII Technologies, Inc. Under the agreement, American paid $20,000 in cash and entered into a promissory note agreement for the remaining $20,000, with interest of 4% per year, payable in installments of $1,000 monthly through March 2014.  Additionally, American transferred its 296,000 shares of HII Technologies, Inc. common stock for attorney’s fees, which were recorded at $0 on American’s balance sheet.  Previously, American had fully recognized trading losses associated with these shares.  The $40,000 settlement amount was accrued and recorded as the Shumate settlement as of and during the three and nine months ended September 30, 2012.

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the three and nine months ended September 30, 2012, American recorded amortization of $1,478 and $18,505, respectively.

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

American is authorized to issue up to 50,000,000 shares of Common Stock, $0.001 par value per share, of which 103,680 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO.

During the year ended December 31, 2011, American issued 154,522 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 40,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.  As of September 30, 2012, both subscription receivables totaling $72,000 were still outstanding.

On January 13, 2011, American entered into a letter of intent with Kemah Development Texas L.P. (“KDT”) which is owned by an entity which is controlled by the brother of Daniel Dror (Daniel Dror disclaims any ownership in or control over KDT), pursuant to which KDT agreed to sell 65 acres of land located in Galveston County, Texas to American in consideration for restricted shares of common stock. Subsequently, the agreement was amended to provide for the purchase price to be paid by the issuance of 146,000 restricted shares of common stock with a fair market value of $919,800. These shares were issued on June 10, 2011. American has received an appraisal of the property from an independent third-party appraiser which concluded that the property had an estimated fair market value of approximately $1,900,000. The purchase of the property closed on July 9, 2011, and American recorded the land at $520,382, the original cost to KDT of this property, and recorded share-based compensation of $399,418 in July 2011. American's present intention is that the property will be held for sale by its wholly-owned real estate subsidiary, American International Texas Properties, Inc.

On June 24, 2011, American issued 10,000 stock options to American's President, Mr. S. Scott Gaille, with an exercise price of $6.00 per share, expiring in 2 years, valued at $46,559 and recorded as share-based compensation.  American estimated the fair value of each stock option at the grant date as $4.70 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2011 as follows:

June 24, 2011
Dividend yield	0.0%
Expected volatility	104.50%
Risk free interest	0.75%
Expected lives	2 years

A summary of the status of American's stock options to employees for the nine months ended September 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2011	10,000	$ 6.00
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of September 30, 2012	10,000	$ 6.00	$ -

Stock-based compensation consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Common shares issued for services	$ 20,000	$ 513,319	$ 42,600	$ 1,238,068
Stock options issued for services	-	-	-	46,559
Stock-based compensation	$ 20,000	$ 513,319	$ 42,600	$ 1,284,627

During the three and nine months ended September 30, 2012, American and its subsidiaries issued the following shares for services:

•

American issued 10,000 and 18,000 shares of common stock valued at $20,000 and $37,600, respectively, to third parties for services.

•

Brenham issued 0 and 100,000 shares of its common stock with a value of $0 and $5,000, respectively, to a third party.

During the three and nine months ended September 30, 2011, American and its subsidiaries issued the following shares for services:

•

American issued 19,600 and 112,260 shares of common stock valued at $78,200 and $675,449, respectively, to employees, directors and third parties.

•

American issued 146,000 restricted shares of common stock with a fair market value of $919,800 for property with an original cost of $520,382 to a related party, and recorded the difference as share-based compensation of $399,418.

•

AMIH issued 0 and 25,500 shares of its common stock with a value of $0 and $127,500, respectively, to employees.

•

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

During the nine months ended September 30, 2012 and 2011, AMIH declared preferred dividends of $20,000 and $180,000, respectively, which were accrued and unpaid.  On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock and accrued dividends of $1,055,000 were forgiven.

Note 14 – Income (Loss) Per Share

The numerator for net income (loss) per common share is determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations, net of income taxes	$ (417,743)	$ 2,426,959	$ (2,014,272)	$ 396,934
Net loss attributable to the non-controlling interest	27,143	4,861	390,506	27,362
Net income (loss) from continuing operations	$ (390,600)	$ 2,431,820	$ (1,623,766)	$ 424,296

Gain (loss) on disposal of discontinued operations	$ -	$ -	$ 1,498,327	$ (50,000)
Income (loss) from discontinued operations, net of income taxes	-	54,408	(922,517)	187,031
Net income from discontinued operations	$ -	$ 54,408	$ 575,810	$ 137,031

Note 15 - Segment Information

We have three reporting segments and corporate overhead:

•

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 86.8% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of September 30, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of Delta. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net loss of $922,517 for the nine months ended September 30, 2012, and net income of $54,408 and $191,441 for the three and nine months ended September 30, 2011, respectively, are included in discontinued operations.

•

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Northeastern Plastics	$ 3,104,838	$ 4,404,716	$ 5,215,398	$ 8,425,385
Brenham Oil & Gas	127	347	538	1,018
AITP	16,727	-	38,197	-
Total revenues	$ 3,121,692	$ 4,405,063	$ 5,254,133	$ 8,426,403

Operating income (loss) from continuing operations:
Northeastern Plastics	$ 189,907	$ 421,686	$ (241,634)	$ 393,032
AMIH	(50,848)	-	(127,725)	(127,505)
AITP	(214,816)	3,476,824	(502,763)	3,476,127
Corporate	(213,841)	(968,994)	(916,059)	(2,335,353)
Operating income (loss) from continuing operations	(289,598)	2,929,516	(1,788,181)	1,406,301
Other expenses from continuing operations	(124,805)	(379,232)	(249,309)	(881,032)
Net income (loss) from continuing operations before income tax	$ (414,403)	$ 2,550,284	$ (2,037,490)	$ 525,269

Depreciation and amortization:
Northeastern Plastics	$ 22,621	$ 14,859	$ 57,901	$ 43,665
Corporate	1,277	1,951	3,905	4,669
Total depreciation and amortization	$ 23,898	$ 16,810	$ 61,806	$ 48,334

Interest expense:
Northeastern Plastics	$ 45,555	$ 50,383	$ 122,587	$ 153,176
Corporate	11,253	16,582	51,733	82,608
Total interest expense	$ 56,808	$ 66,965	$ 174,320	$ 235,784

Capital expenditures:
Northeastern Plastics	$ -	$ 836	$ 3,510	$ 3,133
Total capital expenditures	$ -	$ 836	$ 3,510	$ 3,133

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Non-cash investing and financing transactions:
AMIH
AMIH dividends declared and unpaid			$ 20,000	$ 180,000
VOMF settlement recorded as deemed dividend for AMIH			$ -	$ 250,000
Reversal of preferred dividends of AMIH			$ 1,055,000	$ -
Note receivable received from sale of AMIH’s assets			$ 1,400,000	$ -
BOG
Issuance of BOG stock for oil & gas properties			$ -	$ 8,400
Corporate
Unrealized gain (loss) on marketable securities			$ 5,200	$ (121,550)
Note payable issued for lawsuit settlement			$ -	$ 400,000
Adjustment to non-controlling interest in AMIH and BOG			$ 563,319	$ 29,935
Stock issued to related party for receivable			$ -	$ 74,000
Stock issued to related party for real estate			$ -	$ 520,382
SET receivable from foreclosure of certificate of deposit			$ -	$ 532,500
Preferred stock issued to officer as guarantor fee			$ -	$ 49,463

	September 30, 2012	December 31, 2011
Identifiable assets:
Northeastern Plastics	$ 8,264,993	$ 6,725,241
AITP	6,991,635	8,042,142
AMIH	2,905,351	-
Corporate	-	814,117
Assets held for sale	-	5,285,026
Total identifiable assets	$ 18,161,979	$ 20,866,526

Note 16 - Subsequent Events

From October 1, 2012 through November 14, 2012, American paid $12,070 to repurchase 6,600 shares of its common stock.

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

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 86.8% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of September 30, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of Delta. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net loss of $922,517 for the nine months ended September 30, 2012, and a net income of $54,408 and $191,441 for the three and nine months ended September 30, 2011, respectively, are included in discontinued operations.

•

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

 On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (Notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20). DSWSI's net loss of $922,517 for the nine months ended September 30, 2012, and a net income of $54,408 and $191,441 for the three and nine months ended September 30, 2011, respectively, are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the nine months ended September 30, 2011 is included in discontinued operations. During the nine months ended September 30, 2011, American received the $5,000 for the purchase. This is included as income from discontinued operations for the three and nine months ended September 30, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the nine months ended September 30, 2011.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine months Ended September 30, 2011.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and nine months ended September 30, 2012 and 2011.

Net revenues.  Revenues from continuing operations were $3,121,692 for the three months ended September 30, 2012, compared to $4,405,063 for the three months ended September 30, 2011, representing a decrease of $1,283,371, or 29.1%.  Revenues from continuing operations were $5,254,133 for the nine months ended September 30, 2012, compared to $8,426,403 for the nine months ended September 30, 2011, representing a decrease of $3,172,270, or 37.6%. NPI's revenues decreased by $1,299,878, or 29.5%, to $3,104,838 for the three months ended September 30, 2012, compared to $4,404,716 for the same period in the prior year.  NPI's revenues decreased by $3,209,987, or 38.1%, to $5,215,398 for the nine months ended September 30, 2012, compared to $8,425,385 for the same period in the prior year.  NPI's revenues decreased primarily because of lower revenues with one of its principal customers.  NPI has added several new customers to replace this business and expects to add additional medium to large customers in the year 2012.  For the three and nine months ended September 30, 2012 and September 30, 2011, Brenham's revenues were $127, $538, $347, and $1,018, respectively.  For the three and nine months ended September 30, 2012, AITP's revenues were $16,727 and $38,197, respectively.

Cost of sales and margins.  Cost of sales for the three months ended September 30, 2012 was $2,382,994, compared to $3,255,454 for the three months ended September 30, 2011. Cost of sales for the nine months ended September 30, 2012 was $3,883,293, compared to $6,180,467 for the nine months ended September 30, 2011. Our gross margins for the three and nine months ended September 30, 2012 were 23.7% and 26.1%, respectively, compared to gross margins for the three and nine months ended September 30, 2011 of 26.1% and 26.7%. The decrease in margins was primarily due to the product mix at NPI.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended September 30, 2012 were $824,304, compared to $1,696,917 in the prior year, representing a decrease of $872,613, or 51.4%.  Consolidated selling, general and administrative expenses for the nine months ended September 30, 2012 were $2,887,019, compared to $4,316,459 in the prior year, representing a decrease of $1,429,440, or 33.1%.  General and administrative expenses for the three and nine months ended September 30, 2012 decreased from the same periods in the prior year primarily due to a decrease in stock-based compensation.  General and administrative expenses for the three and nine months ended September 30, 2012 and September 30, 2011 included non-cash stock-based compensation of $20,000, $42,600, $513,319, and $1,284,627, respectively.  Additionally, selling, general and administrative expenses for the three and nine months ended September 30, 2011 included higher than normal legal costs related to the Botts lawsuit settlement and one-time costs incurred for Brenham to become a public company.

Gain (loss) on sale of assets. Loss on sale of assets for the three and nine months ended September 30, 2012 was $203,992 and $272,002, respectively, compared to gains on the sale of assets of $3,476,824 and $3,476,824, respectively, for the three and nine months ended September 30, 2011.  During the three months ended September 30, 2012, one Dawn Condominium unit was sold for $49,130, resulting in a loss on sale of assets of $43,067. During the nine months ended September 30, 2012, five Dawn Condominium units were sold for $511,601, resulting in a loss on sale of assets of $111,077.  During the three months ended September 30, 2012, 14 acres of vacant commercial use land in Houston, Texas was granted to a third party to save on property taxes associated with holding this property, resulting in a loss of $160,925.  (see Note 6 to the consolidated financial statements).  On September 30, 2011, AITP sold 287 acres of vacant property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, resulting in a gain on sale of assets of $3,476,824.

Income (loss) from operations. We had an operating loss of $289,598 and $1,788,181, respectively, for the three and nine months ended September 30, 2012, compared to operating income of $2,929,516 and $1,406,301, respectively, for the three and nine months ended September 30, 2011.

Total other income/expenses. Other expenses were $124,805 for the three months ended September 30, 2012, compared to $379,232 for the three months ended September 30, 2011.  Other expenses were $249,309 for the nine months ended September 30, 2012, compared to other expenses of $881,032 for the nine months ended September 30, 2011.  Other expenses for the nine months ended September 30, 2012 included an expense of $49,281 for the Botts lawsuit settlement (see Note 12).  Other expenses for the three and nine months ended September 30, 2012 included expenses of $34,400 and $54,500, respectively, for NPI’s lawsuit settlement (see Note 12).  Other expenses for the three and nine months ended September 30, 2012 included expenses of $40,000 and $40,000, respectively, for the Shumate lawsuit settlement (see Note 12).  Other expenses for the three months ended September 30, 2012 included non-cash unrealized gains on trading securities of $4,384, compared to $290,192 for the three months ended September 30, 2011.  Realized gains on trading securities for the three months ended September 30, 2012 were $30,233 compared to losses of $534,320 for the three months ended September 30, 2011.  Other expenses for the nine months ended September 30, 2012 included non-cash unrealized losses on trading securities of $4,074, compared to gains of $206,759 for the nine months ended September 30, 2011.  Realized gains on trading securities for the nine months ended September 30, 2012 were $42,997 compared to losses of $791,163 for the nine months ended September 30, 2011.  Interest expense was $56,808 during the three-month period ended September 30, 2012, compared to $66,965 during the same period in the prior year.  Interest expense was $174,320 during the nine-month period ended September 30, 2012, compared to $235,784 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $417,743, or $0.26 per share, for the three months ended September 30, 2012, compared to net income of $2,426,959, or $1.64 per share, for the three months ended September 30, 2011.  We had a net loss from continuing operations of $2,014,272, or $1.07 per share, for the nine months ended September 30, 2012, compared to net income of $396,934, or $0.33 per share, for the nine months ended September 30, 2011.  We had net income from discontinued operations of $0, or $0.00 per share, for the three months ended September 30, 2012, compared to $54,408, or $0.04 per share, for the same period in the prior year.  We had net income from discontinued operations of $575,810, or $0.38 per share, for the nine months ended September 30, 2012, compared to net income of $137,031, or $0.10 per share, for the nine months ended September 30, 2011.  Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (see Note 7).  Net income from discontinued operations for the nine months ended September 30, 2012 and 2011 includes DSWSI's net loss of $922,517 and net income of $191,441, respectively.  Net income from discontinued operations for the three months ended September 30, 2011 includes DSWSI's net income of $54,408.  DCP's net loss of $4,410 for the nine months ended September 30, 2011 is included in discontinued operations. During the nine months ended September 30, 2011, American received the $5,000 for the purchase of DCP. This is included as income from discontinued operations for the nine months ended September 30, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the nine months ended September 30, 2011.

Our net loss was $390,600, or $0.26 per share, for the three months ended September 30, 2012, compared to net income of $2,486,228, or $1.68 per share, for the three months ended September 30, 2011.  Our net loss was $1,047,956, or $0.69 per share, for the nine months ended September 30, 2012, compared to net income of $561,327, or $0.43 per share, for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from the sale of Delta of $1,600,000, proceeds from net borrowings under lines of credit agreements of $884,000, and proceeds from the sale of real estate held for sale of $511,601.

Capital expenditures for the nine months ended September 30, 2012 were $3,510 compared to $3,133 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $2,128,963 for the nine months ended September 30, 2012, compared to $2,885,068 for the nine months ended September 30, 2011.  Net cash used in operating activities for the nine months ended September 30, 2012 was derived primarily from our net loss from continuing operations of $2,014,272 and an increase in accounts receivable of $1,350,249, offset by an increase in accounts payable of $1,123,637.  The increases in accounts receivable and accounts payable are due to higher revenues at NPI during the three months ended September 30, 2012 as a result of the seasonality of NPI’s revenues.  Net cash used in operating activities for the nine months ended September 30, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement that was accrued as of December 31, 2010. Additionally, accounts payable decreased significantly due to payments made in the nine months ended September 30, 2011 for expenses incurred during the nine months ended December 31, 2010 in support of higher revenues at NPI.

The Company's prospects for selling real estate from its portfolio have improved significantly due to infrastructure developments in close proximity to these properties. Management believes that demand and prices for real estate will increase during the next 12 months from the date of this report. The appraised values of the Company's portfolio of real estate are significantly higher than the value recorded on the books.

For the nine months ended September 30, 2012, our investing activities provided cash of $2,300,150, compared to $1,077,412 during the nine months ended September 30, 2011. Our financing activities provided cash of $233,415 during the nine months ended September 30, 2012, compared to $1,019,656 during the nine months ended September 30, 2011.

NPI has a line of credit from Trustmark Bank in the amount of $2,250,000, which had a maturity date in April 2013.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at September 30, 2012 were $18,161,979, compared to $20,866,526 at December 31, 2011, representing a decrease of $2,704,547.  At September 30, 2012, consolidated working capital was $10,308,344, compared to working capital of $9,173,114 at December 31, 2011, representing an increase of $1,135,230.  Total assets as of September 30, 2012, included real estate held for sale of $7,131,909 (see Note 6), inventories of $2,116,030, accounts receivable of $2,561,249, cash and cash equivalents of $1,273,848, $1,990,057 in notes receivable, and $1,986,656 of property and equipment.

We had total liabilities of $6,262,398 as of September 30, 2012, which included $3,561,818 of current liabilities, mainly consisting of $2,002,988 of accounts payable and accrued expenses, $1,533,387 of current installments of long-term debt, and long-term liabilities of $2,700,580, consisting of long-term debt (less current installments) of $2,651,872 and accrued pension expense of $48,708.

Cash flow from operations.  Net cash used in operating activities from continuing operations was $2,128,963 for the nine months ended September 30, 2012, compared to $2,885,068 for the nine months ended September 30, 2011.  Net cash used in operating activities for the nine months ended September 30, 2012 was derived from our net loss from continuing operations of $2,014,272, which included non-cash expenses of $122,911, including depreciation and amortization of $61,806, share-based compensation of $42,600, and amortization of guarantor fee of $18,505.  Our net income from continuing operations of $396,934 for the nine months ended September 30, 2011 included non-cash expenses of $1,344,993, including depreciation and amortization of $48,334, share-based compensation of $1,284,627, and amortization of guarantor fee of $12,032.  Our net loss from continuing operations for the nine months ended September 30, 2012 included a loss on the sale of assets of $272,002, compared to a gain of $3,476,824 for the nine months ended September 30, 2011.  Accounts receivable increased by $1,350,249 during the nine months ended September 30, 2012, compared to $1,030,974 during the same period in 2011.  Accounts payable increased by $1,123,637 during the nine months ended September 30, 2012, compared to a decrease of $1,425,272 during the same period in 2011.  The increases in accounts receivable and accounts payable for the nine months ended September 30, 2012 are due to higher revenues at NPI during the three months ended September 30, 2012 as a result of the seasonality of NPI’s revenues.  The decrease in accounts payable during the nine months ended September 30, 2011 included a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Our inventories increased by $211,015 for the nine months ended September 30, 2012, compared to a decrease of $746,249 during the nine months ended September 30, 2011.

Cash flow from investing activities. For the nine months ended September 30, 2012, our investing activities provided cash of $2,300,150 primarily as a result of proceeds from the sale of the assets of DSWSI of $1,600,000, proceeds from the sale of real estate held for sale of $511,601 and proceeds from notes receivable of $89,102, offset by the costs of securing patents and trademarks of $112,274. Our investing activities provided cash of $1,077,412 during the nine months ended September 30, 2011, primarily as a result of proceeds from the sale of trading securities of $2,572,421 and proceeds from notes receivable of $109,980, offset by the purchase of trading securities of $1,596,475.

Cash flow from financing activities. Our financing activities provided cash of $233,415 during the nine months ended September 30, 2012, primarily as a result of net borrowings under lines of credit agreements of $884,000, offset by payments on debt of $269,774, payments for the acquisition of treasury stock of $204,715, and loans to related parties of $187,232.  During the nine months ended September 30, 2011, our financing activities provided cash of $1,019,656, primarily as a result of proceeds from the issuance of common stock of $977,001, net borrowings under lines of credit agreements of $580,963, offset by payments on debt of $515,123.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

American International Industries, Inc. v. William W. Botts. American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 288,000 shares of restricted AMIN stock (240,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 288,000 shares back to American for $4.17 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note (note 10) with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. On July 1, 2012, the parties reached another settlement, pursuant to which American paid Botts $115,000, of which $65,719 was for payment of the balance of the note.  The remaining $49,281 was accrued and recorded as Botts lawsuit settlement expense as of and during the nine months ended September 30, 2012. The 288,000 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 1,100,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.

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

Consumer Advocacy Group, Inc. v. Northeastern Plastics, Inc. and American International Industries, Inc. In October 2012, NPI and American entered into a settlement agreement with Consumer Advocacy Group, Inc., whereby NPI agreed to cease distribution and/or sales of the Bitty Booster Cable 10 Gauge 10 ft. product in California and to pay $54,000 in attorney’s fees and $500 in lieu of a civil penalty.  The amounts of $34,400 and $54,500 were accrued and recorded as the NPI settlement as of and during the three and nine months ended September 30, 2012, respectively.

Shumate Machine Works, Inc. v. American International Industries, Inc. In September 2012, American entered into a settlement agreement with Shumate Machine Works, Inc. relating to a tax liability issue associated with American’s purchase of Shumate Machine Works, Inc. in 2008, whereby American agreed to pay $40,000 to HII Technologies, Inc. Under the agreement, American paid $20,000 in cash and entered into a promissory note agreement for the remaining $20,000, with interest of 4% per year, payable in installments of $1,000 monthly through March 2014.  Additionally, American transferred its 296,000 shares of HII Technologies, Inc. common stock for attorney’s fees, which were recorded at $0 on American’s balance sheet.  Previously, American had fully recognized trading losses associated with these shares.  The $40,000 settlement amount was accrued and recorded as the Shumate settlement as of and during the three and nine months ended September 30, 2012.

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

/s/ DANIEL DROR

   CEO AND CHAIRMAN

  Dated: November 14, 2012

/s/ SHERRY L. MCKINZEY

  CHIEF FINANCIAL OFFICER

  Dated: November 14, 2012