Form 10-K
period 2012-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2013-04-16
CIK 1073146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,332,795 based on the closing sale price of $2.20 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 16, 2013 is 1,917,894 shares of common stock and 1,000 shares of preferred stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. (hereinafter “American”, the "Company" or the "Registrant") for its year ended December 31, 2012 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

•

the success or failure of management's efforts to implement their business strategies for each subsidiary;

•

the ability of the Company to raise sufficient capital to meet operating requirements of our subsidiaries;

•

the ability of the Company to hire and retain quality management for our subsidiaries;

•

the ability of the Company to compete with other established companies that operate in the same markets and segments;

•

the effect of changing economic conditions impacting operations of our subsidiaries;

•

the ability of the Company to successfully manage its subsidiaries and from time to time sell certain assets and subsidiaries to maximize value; and

•

the ability of the Company to meet the other risks as may be described in future filings with the SEC.

American International Industries, Inc. - General

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas interests, oilfield supply and service companies, and interests in undeveloped real estate in the Houston, TX area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies and take an active role in its new subsidiaries to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and providing its subsidiaries with the Company's management expertise. The Company is sometimes referred to as "we", "us", "our", and other such phrases as provided in Regulation F-D (Fair Disclosure).

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

•

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 86.7% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of December 31, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH.

•

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

•

Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas Corp. ("BOG"), a division that currently owns minimal oil, gas and mineral royalty interests. Through Brenham Oil & Gas Corp., American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 58,680,074 shares of common stock, representing 53.2% of BOG’s total outstanding shares.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (Notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the year ended December 31, 2012 include a gain on disposal of DSWSI’s assets and liabilities of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net losses of $922,517and $223,749for the years ended December 31, 2012 and 2011, respectively, are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the year ended December 31, 2011 is included in discontinued operations. During the year ended December 31, 2011, American received the $5,000 for the purchase. This is included as income from discontinued operations for the year ended December 31,

2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.  As of December 31, 2012, the Company had 6 employees at the executive offices.

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

Products and Services

NPI's diversified products are sold in the automotive and consumer retail and after-market channels. NPI currently markets its diversified product assortment under the Good Choice® and MOTOR TREND® brand names.

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

The NPI Good Choice® program is supported through a national advertising campaign in the newsstand issues of Good Housekeeping magazine and plans are being negotiated for additional brand advertising. The 2012 expected pass through readership rate for the upcoming Good Choice® 2013 ads are expected to exceed 21,000,000 potential viewings.

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

NPI also sells a substantial percentage of its products under a direct import program that offers NPI customers the additional services of arranging for overseas manufacturing and delivery to overseas freight forwarders and, for additional cost, on-site factory product inspections prior to the container loading, ocean and domestic freight services, customs and brokerage services, as well as container unloading at the customer's facility. NPI can also arrange for the complete turn-key deliveries of its products to its customer’s place of business. Currently, NPI estimates approximately slightly more than 36% of its sales are made through the use of its direct import program and the remainder from warehouse sales.

NPI markets its products through such major chains as Advanced Auto Parts, Family Dollar, Dollar Tree, Big Lots, Ocean State Jobbers, H.E.B., Freds, Publix, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2012, NPI's large accounts accounted for 46% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2013 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

Intellectual Property

NPI has been issued the following trademarks:  The Good Choice®, Jumpower™, expiring February 2009, and The Bitty Booster Cable™, which was renewed in August 2008 and extended through August 2018.

Employees

As of December 31, 2012, NPI employed 7 persons, including its executive officer, as well as customer service and warehouse employees. No employees are covered by a collective bargaining agreement. NPI's management considers relations with its employees to be satisfactory.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale.  NPI plans to build new facilities on this site.

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

In December 2012, Brenham Equatorial Guinea, LLC, a subsidiary of Brenham Oil & Gas Corp., executed a Production Sharing Contract with the Government of Equatorial Guinea in West Africa. Pursuant to the terms of the Agreement, Brenham received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license. Xuan Energy is the operator of Block Y. Block Y is between and along a geologic trend with a large Okume and Ceiba oil and gas field complex (which peaked at more than 80,000 barrels of oil per day) and an undeveloped oil discovery in Block P to the north. The block awarded to Brenham is large and is in benign operating conditions and moderate water depths.

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

Protected Species and Habitats

The federal Endangered Species Act, the federal Marine Mammal Protection Act, and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats. Oil and gas and natural gas exploration and production activities could be prohibited or delayed in areas where such protected species or habitats may be located. Additionally, expensive mitigation may be required to accommodate such activities.

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

Employees

As of December 31, 2012, Brenham had 5 employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. Brenham's management considers relations with its employees to be satisfactory.

Offices

Brenham currently utilizes approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to Brenham by American on a rent-free basis.

American International Holdings Corp.

American International Holdings Corp. (AMIH), formerly Delta Seaboard International, Inc. ("Delta"), is  a 86.7%  owned subsidiary of American. AMIH also has a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta. Upon the execution of an Asset Purchase Agreement dated April 3, 2013, discussed under "General Background of AMIH" below, DSWSI became a non-operating company.

On August 13, 2012, AMIH affected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

General Background of AMIH

From May 1, 2005 through April 16, 2009, AMIH had three subsidiaries.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies. In connection with the 2005 acquisition by AMIH, Hammonds Fuel Additives was merged into Hammonds Technical Services. In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities were wholly-owned subsidiaries of AMIH. Hammonds manufactured engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries.

On February 3, 2010, AMIH and Delta completed a reverse merger pursuant to which Delta was merged with and into Hammonds and Hammonds’ name was changed to Delta Seaboard International, Inc.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.  Pursuant to the terms of the Agreement, AMIH: (i) sold all of the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares to American.  In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000. On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, of which $220,000 was paid prior to December 31, 2012. Total consideration for the sale was $2,620,000.  On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

Upon the closing of the Asset Purchase Agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.7% of AMIH's shares. At the same date, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Description of AMIH’s Business

Current Status as a Shell Company

Since April 3, 2012, AMIH has been classified as a "shell company". Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets."  The management of AMIH does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until AMIH has successfully concluded a business combination. AMIH intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Business Objective

AMIH's current business objective is to become an operating company, by seeking a business combination with an operating company, acquiring assets or other means. Management intends to use AMIH's limited personnel but significant cash resources and liquidity resulting from the sale of DSWSI in connection with fulfilling its business objective. AMIH will utilize its capital stock, debt or a combination of capital stock and debt, together with its financial resources, in furtherance of its business objective.

It may be expected that entering into one or more transactions in pursuit of its business objective will involve the issuance of restricted shares of capital stock. The issuance of additional shares of its Common Stock or other capital stock that may be convertible into Common Stock:

•

may significantly reduce the equity interest of its existing stockholders;

•

may cause a change in control if a substantial number of its shares of Common Stock or other capital stock are issued and may also result in the resignation or removal of its present officers and directors; and

•

may adversely affect the prevailing market price for its Common Stock.

Similarly, if AMIH issued debt securities, it could result in:

•

default and foreclosure on its assets if the operating revenues after a business combination were insufficient to pay its debt obligations;

•

acceleration of obligations to repay the indebtedness even if AMIH has made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•

the immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•

AMIH’s inability to obtain additional financing, if necessary, if the debt security contained covenants restricting its ability to obtain additional financing while such security was outstanding.

Management currently plans to seek potential business combinations by investigating and, if such investigation warrants, acquiring a target company or business seeking the perceived advantages of being a publicly-held corporation and that understands the benefit of being able to employ AMIH’s funds in its business. The principal business objective of AMIH for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business (and/or an acquisition) rather than immediate, short-term earnings. Management will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The investigation and analysis of new business opportunities has and will be undertaken by or under the supervision of AMIH’s officers and directors. As of the date of this filing, AMIH has not entered into any preliminary or definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business combination opportunities. In AMIH’s efforts to analyze potential acquisition targets, AMIH may consider the following kinds of factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by AMIH or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

The cost of participation by AMIH as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, AMIH’s management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital AMIH has plans to allocate for investigation, AMIH may not discover or adequately evaluate adverse facts about the potential business opportunities that may be acquired.

Form of Acquisition

The manner and extent to which AMIH participates in a business combination opportunity will depend upon the nature of the opportunity, AMIH’s respective needs and desires as well as those of the principals of the opportunity, and the relative negotiating strength of AMIH and such principals.

It is likely that AMIH will effect a business combination through the issuance of common stock or other securities, which may result in a change of control. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, present AMIH stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, present AMIH stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were AMIH’s stockholders prior to such reorganization / business combination.

AMIH’s present stockholders may not have control of a majority of the voting shares following a reorganization / business combination transaction.  Further, as part of such a transaction, all or a majority of AMIH’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of AMIH’s management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving AMIH, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. It may be expected that AMIH’s management will seek to structure any such transaction so as not to require stockholder approval and the inherent delays and expenses.

It is anticipated that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to consummate a specific business combination opportunity after incurring the associated costs, the costs of the related investigation would not be recoverable.

AMIH presently has no employees apart from its officers and directors. Management expects no significant changes in the number of employees other than such changes, if any, that may result in connection with a business combination.

Corporate Transactions

On September 30, 2011, AITP sold the 287-acre property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, for consideration of $3,701,824 in the form of a secured note receivable of $3,599,766 and interest receivable of $102,058.  American and TXCB ("the parties") have signed a sales proceeds sharing agreement for the 287-acre property.  In accordance with the sales proceeds sharing arrangement, if the 287-acre property is sold by TXCB at a minimum price of $5,000,000 to an unrelated third party on or before December 31, 2013, American will receive the difference between the first $5,000,000 in sales proceeds and $3,100,000 or $1,900,000.  In the event that the sales price of the 287-acre property exceeds $5,000,000 such amount over the $5,000,000 consideration shall be divided on a 50/50 basis between American and TXCB, in addition to the $1,900,000.  The settlement has resulted in a net gain of $3,476,824, which does not include the value of the sale proceeds sharing agreement.  In November 2011, American foreclosed on the note receivable and obtained ownership of 17 condominium units at the waterfront Dawn Condominium complex located in Galveston, Texas.  In connection with the foreclosure, American re-evaluated the net realizable value of the condominium units and adjusted the gain by $1,613,333 for a net gain of $1,863,491 during 2011.  During the year ended December 31, 2012, six Dawn Condominium units were sold for $553,621, resulting in a loss on sale of assets of $169,352.  The remaining 9 units are listed for sale with a broker.  No assurance can be given on the likelihood of completing the sales.

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

During the year ended December 31, 2012, 14 acres of vacant commercial use land in Houston, Texas was granted to a third party to save on property taxes associated with holding this property, resulting in a loss of $160,925.

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

- timing of the introduction of new products and services and market acceptance of the same

Risks related to our NPI subsidiary

Dependence upon third-party manufacturers for its products

Virtually all of NPI's products, which include products sold in the automotive and consumer retail and after-market channels, are manufactured overseas. NPI has no long-term agreements with any manufacturers for its products, but relies on management's business contacts with manufacturers in renewing its short-term agreements. There is no assurance that NPI will be able to renew its present agreements with manufacturers on terms economically favorable to NPI, if at all. Any inability or delay in NPI's renewal of its agreements at economically favorable terms could have a material adverse effect on NPI unless alternative supplies are available.

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

Dependence upon major customers

NPI markets its products through such major chains as Advanced Auto Parts, Family Dollar, Dollar Tree, GBI - Dollar Tree, Ocean State Jobbers, Big Lots, H.E.B., Publix, Freds, Bi-Mart, and Dollar General, among others. During our fiscal year ended December 31, 2012, NPI's large accounts accounted for 46% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2013 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

In addition, Brenham expects continued attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and gas and natural gas combustion. The U.S. federal government, as well as the U.S. Environmental Protection Agency, are currently considering national greenhouse gas regulation. Each have proposed bills or rules which would require or result in greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which Brenham intends to operate could adversely impact Brenham's operations.

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

Risks related to our AMIH subsidiary

AMIH has a limited operating history. AMIH also has no commitments from any officers, directors, or shareholders to provide additional funding. AMIH has had no operations and generated no revenues since April 2012.

AMIH has a limited operating history, and has had no operations nor any revenues or earnings from operations since in or about April 2012.  AMIH has no significant assets or resources, other than the cash and receivable received in connection with the Asset Purchase Agreement. AMIH will sustain operating expenses in connection with being a public reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"), without corresponding revenues, at least until the consummation of a business combination.  No officer, director or shareholder has agreed to provide us funding in the future. This may result in incurring a net operating loss which will increase continuously until AMIH can consummate a business combination with a target company. There is no assurance that AMIH can identify a target company that its management deems desirable or be able to consummate a business combination with a desirable target company.  In the event that AMIH is unable to raise sufficient funds, AMIH will be required to utilize its presently available cash resources in order to continue its administrative operations and remain as a current reporting company until AMIH can consummate a business combination.

The nature of AMIH’s proposed operations is highly speculative.

The success of AMIH’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer a business combination with one or more entities having established operating histories, there can be no assurance that AMIH will be successful in locating candidates meeting such criteria. In the event AMIH completes a business combination, of which there can be no assurance, the success of its operations will be dependent upon management of the target company and numerous other factors beyond the control of AMIH.

The acquisition of material assets will require substantial additional capital.

In addition to seeking out a merger or acquisition candidate, AMIH’s current management plans to seek out potential assets for the AMIH to purchase.  The consideration for any acquisition may include shares of AMIH’s common stock and will likely include substantial additional capital which, if it requires more than its available cash, AMIH will need to raise.  AMIH may be unable to raise such capital and/or may be forced to raise such capital on unfavorable terms.  The failure of AMIH to raise any required additional capital to complete an acquisition will prevent AMIH from consummating any future planned acquisitions.

The competition for business opportunities and combinations is great.

AMIH is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities and assets. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for AMIH. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than AMIH and, consequently, AMIH will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, AMIH will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It will be impracticable for AMIH to conduct an exhaustive investigation prior to any business combination, which may lead to a failure to meet its fiduciary obligations to its shareholders.

To the extent that AMIH is limited to its available cash, which AMIH will continue to utilize to continue as a public company, and the fact that AMIH only has three officers and directors will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if AMIH had more funds available, would be desirable. AMIH will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to AMIH and AMIH stockholders due to the impracticability of completing thorough due diligence of a target company. By AMIH’s failure to complete a thorough due diligence and exhaustive investigation of a target company, AMIH is more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet its fiduciary obligations increases the likelihood of plaintiff success in such litigation.

AMIH has no current agreements in place for a business combination or other transaction, and currently has no standards for potential business combinations, and as a result, the management of AMIH has sole discretion regarding any potential business combination.

AMIH has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that AMIH will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. The officers and directors and controlling shareholders of AMIH has complete control and discretion over whether or not AMIH will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance that AMIH will be able to negotiate a business combination on favorable terms. AMIH has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which AMIH would not consider a business combination with such business entity. Accordingly, AMIH may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Reporting requirements may delay or preclude an acquisition.

The Act requires reporting companies such as AMIH, to provide certain information on Form 8-K / 12-G about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by AMIH. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

AMIH has not conducted any market research regarding any potential business combinations.

AMIH has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by AMIH. Even in the event demand exists for a transaction of the type contemplated by AMIH, there is no assurance AMIH will be successful in completing any such business combination.

AMIH does not plan to diversify its operations in the event of a business combination.

AMIH’s proposed operations, even if successful, will in all likelihood result in AMIH engaging in a business combination with only one target company. Consequently, AMIH’s activities will be limited to those engaged in by the business entity which AMIH will merge with or acquire. AMIH’s inability to diversify its activities into a number of areas may subject AMIH to economic fluctuations within a particular business or industry and therefore increase the risks associated with AMIH’s operations.

A business combination may result in a change in control in the management of AMIH.

A business combination involving the issuance of AMIH’s common stock may result in shareholders of a target company obtaining a controlling interest in the AMIH. Any such business combination may require AMIH shareholders to sell or transfer all or a portion of their common stock. The resulting change in control of the AMIH, if such change in control occurs, will likely result in removal of AMIH’s current officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of the AMIH.

A business combination may result in a reduction of percentage share ownership.

AMIH’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in AMIH issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by AMIH’s present shareholders and could therefore result in a change in control of AMIH’s management.

Federal and state taxation rules could adversely affect any business combination AMIH may undertake.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination AMIH may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. AMIH intends to structure any business combination so as to minimize the federal and state tax consequences to both AMIH and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may adversely affect both parties to the transaction.

AMIH is required as a reporting company under the Exchange Act to be provided audited financial statements in connection with any business combination.

AMIH will require audited financial statements from any business entity we propose to acquire. No assurance can be given that a desirable target company will have available audited financials prior to the intended date of a business combination. In cases where audited financials are unavailable, AMIH will not be able to comply with the provisions of the Exchange Act which requires the filing of a Form 8-K/12G requiring full disclosure equivalent to that contained in a Form 10 together with audited financial statements within 4 business days of the execution of the agreement consummating a business combination transaction.

AMIH’s business will have no revenues unless and until it merges with or acquire an operating business or assets.

AMIH has had no revenues from operations for approximately the past nine months. AMIH may not realize any revenues unless and until it successfully merges with or acquire an operating business or material assets, of which there can be no assurance.

AMIH may issue more shares in connection with a merger or acquisition, which would result in substantial dilution.

AMIH’s Certificate of Incorporation authorizes the issuance of a maximum of 195,000,000 shares of common stock. Any merger or acquisition effected by AMIH may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of AMIH’s common stock held by the then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by AMIH’s management, resulting in an additional reduction in the percentage of common stock held by the then existing stockholders. AMIH’s Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of AMIH’s stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

AMIH cannot assure that following a business combination with an operating business that it will be able to quote our common stock on the OTCBB.

Following a business combination, AMIH may seek the listing of its common stock on the OTCBB. After completing a business combination, until AMIH’s common stock is listed on the OTC Bulletin Board, its common stock will be listed on the "pink sheets," where AMIH’s stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of AMIH’s common stock. In addition, AMIH would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling AMIH’s common stock, which may further affect its liquidity. This would also make it more difficult for AMIH to raise additional capital following a business combination. Additionally, there can be no assurances that AMIH will be able to obtain listing on the OTC Bulletin Board, which failure could cause its common stock become worthless.

Principal stockholders may engage in a transaction to cause AMIH to repurchase their shares of common stock.

In order to provide control of AMIH to a third party, AMIH’s principal stockholders may choose to cause AMIH to sell securities to third parties, with the proceeds of such sale being utilized for AMIH to repurchase shares of common stock held by such principal stockholders. As a result of such transaction, AMIH’s management, principal stockholders and Board of Directors may change.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2012, we had 1,619,714 shares of common stock issued and 1,000 preferred shares issued. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Company. The issuance of additional shares of common stock may adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Shares eligible for future sale

As of December 31, 2012, the Registrant had 1,619,714 shares of common stock issued, 550,409 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

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

On July 1, 2012, the parties reached another settlement, pursuant to which American paid Botts $115,000, of which $65,719 was for payment of the balance of the note.  The remaining $49,281 was recorded as Botts lawsuit settlement expense during the year ended December 31, 2012.

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

Consumer Advocacy Group, Inc. v. Northeastern Plastics, Inc. and American International Industries, Inc. In October 2012, NPI and American entered into a settlement agreement with Consumer Advocacy Group, Inc., whereby NPI agreed to cease distribution and/or sales of the Bitty Booster Cable 10 Gauge 10 ft. product in California and to pay $54,000 in attorney’s fees and $1,000 in lieu of a civil penalty.  The amount of $55,000 was recorded as the NPI settlement during the year ended December 31, 2012.

Shumate Machine Works, Inc. v. American International Industries, Inc. In September 2012, American entered into a settlement agreement with Shumate Machine Works, Inc. relating to a tax liability issue associated with American’s purchase of Shumate Machine Works, Inc. in 2008, whereby American agreed to pay $40,000 to HII Technologies, Inc. Under the agreement, American paid $20,000 in cash and entered into a promissory note agreement for the remaining $20,000, with interest of 4% per year, payable in installments of $1,000 monthly through March 2014.  Additionally, American transferred its 296,000 shares of HII Technologies, Inc. common stock for attorney’s fees, which were recorded at $0 on American’s balance sheet.  Previously, American had fully recognized trading losses associated with these shares.  The $40,000 settlement amount was recorded as the Shumate settlement during the year ended December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter ended March 31	$2.90	$1.80	$8.00	$4.20
Second Quarter ended June 30	$2.80	$1.60	$7.00	$5.20
Third Quarter ended September 30	$2.40	$1.10	$5.90	$2.50
Fourth Quarter ended December 31	$4.40	$0.60	$3.00	$1.70

The Company believes that as of December 31, 2012, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On August 23, 2010, the Company announced that its Board of Directors approved a stock repurchase program, effective August 23, 2010. Under the program, the Company is authorized to repurchase up to $1,000,000 of its outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.  During 2011, the Company purchased 28,598 shares under this plan at an average price paid per share of $2.60.  During 2012, the Company purchased 148,327 shares under this plan at an average price paid per share of $1.50.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

October 1, 2012 to October 31, 2012	5,600	$ 1.85	5,600	-
November 1, 2012 to November 30, 2012	1,500	$ 1.63	1,500	-
December 1, 2012 to December 31, 2012	4,671	$ 1.19	4,671	-
	11,771	$ 1.56	11,771	-

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

During the year ended December 31, 2011, American issued 154,522 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 40,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.  As of December 31, 2012, both subscription receivables totaling $72,000 were still outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$ -	62,208
Equity compensation plans not approved by security holders	-	-	-
Total	-	$ -	62,208

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

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 86.7% owned subsidiary as of December 31, 2012, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of December 31, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH.

•

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

•

Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.  Corporate overhead also includes Brenham Oil & Gas Corp. ("BOG"), a division that currently owns minimal oil, gas and mineral royalty interests. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American owns 58,680,074 shares of BOG common stock, representing 53.2% of BOG’s total outstanding shares.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (Notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the year ended December 31, 2012 include a gain on disposal of DSWSI’s assets and liabilities of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net losses of $922,517and $223,749for the years ended December 31, 2012 and 2011, respectively, are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the year ended December 31, 2011 is included in discontinued operations. During the year ended December 31, 2011, American received the $5,000 for the purchase. This is included as income from discontinued operations for the year ended December 31, 2011.  American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

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

Related Party Transactions

During the year ended December 31, 2011, American issued 154,522 restricted shares of common stock for cash consideration of $793,000 and a receivable of $26,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 40,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the years ended December 31, 2012 and 2011.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

RESULTS OF OPERATION

We have three reporting segments and corporate overhead:  Northeastern Plastics ("NPI"), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta"), American International Texas Properties, Inc. ("AITP"), and corporate overhead, including Brenham Oil & Gas ("BOG").

YEAR ENDED DECEMBER 31, 2012 VERSUS YEAR ENDED DECEMBER 31, 2011

Net revenues.  Revenues from continuing operations were $7,982,893 for the year ended December 31, 2012, compared to $10,433,433 for the year ended December 31, 2011, representing a decrease of $2,450,540, or 23.5%.  NPI's revenues decreased by $2,497,552, or 23.9%, to $7,934,492 for the year ended December 31, 2012, compared to $10,432,044 for the same period in the prior year.  NPI's revenues decreased primarily because of lower revenues with one of its principal customers.  NPI has added several new customers to replace this business and expects to add additional medium to large customers in the year 2013.  For the years ended December 31, 2012 and December 31, 2011, Brenham's revenues were $781 and $1,389, respectively.  For the year ended December 31, 2012, AITP's revenues were $47,620.

Cost of sales and margins.   Cost of sales for the year ended December 31, 2012 was $6,083,875, compared to $7,743,637 for the year ended December 31, 2011. Our gross margins for the year ended December 31, 2012 were 23.8% compared to gross margins for the year ended December 31, 2011 of 25.8%. The decrease in margins was primarily due to the product mix at NPI.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the year ended December 31, 2012 were $4,115,964, compared to $6,474,131 in the prior year, representing a decrease of $2,358,167, or 36.4%.  General and administrative expenses for the year ended December 31, 2012 decreased from the same periods in the prior year primarily due to a decrease in stock-based compensation.  General and administrative expenses for the years ended December 31, 2012 and 2011 included non-cash stock-based compensation of $174,454 and $1,386,176, respectively.  Additionally, selling, general and administrative expenses for the year ended December 31, 2011 included higher than normal legal costs related to the Botts lawsuit settlement and one-time costs incurred for Brenham to become a public company.

Gain (loss) on sale of assets. Loss on sale of assets for the year ended December 31, 2012 was $330,277, compared to gains on the sale of assets of $1,863,491 for the year ended December 31, 2011.  During the year ended December 31, 2012, six Dawn Condominium units were sold for $553,621, resulting in a loss on sale of assets of $169,352.  During the year ended December 31, 2012, 14 acres of vacant commercial use land in Houston, Texas was granted to a third party to save on property taxes associated with holding this property, resulting in a loss of $160,925.  (see Note 6 to the consolidated financial statements).  On September 30, 2011, AITP sold 287 acres of vacant property located in Dickinson, Texas, to Texas Community Bank, N.A. ("TXCB") as part of a settlement of lawsuit claims that American had against TXCB, resulting in a gain on sale of assets of $3,476,824.  In November 2011, American foreclosed on the note receivable associated with this lawsuit settlement and obtained ownership of 17 condominium units at the waterfront Dawn Condominium complex located in Galveston, Texas.  In connection with the foreclosure, American re-evaluated the net realizable value of the condominium units and adjusted the gain by $1,613,333 for a net gain of $1,863,491 during 2011.

Income (loss) from operations. We had an operating loss of $2,547,223 for the year ended December 31, 2012 compared to $2,000,844 for the year ended December 31, 2011.

Total other income/expenses. Other expenses were $304,897 for the year ended December 31, 2012, compared to $1,135,971 for the year ended December 31, 2011.  Other expenses for the year ended December 31, 2012 included expenses of $49,281 for the Botts lawsuit settlement, $55,000 for NPI’s lawsuit settlement, and $40,000 for the Shumate lawsuit settlement (see Note 12).  Other expenses for the year ended December 31, 2012 included non-cash unrealized losses on trading securities of $6,227, compared to gains of $1,881,061 for the year ended December 31, 2011.  Realized gains on trading securities for the year ended December 31, 2012 were $41,447 compared to losses of $2,688,822 for the year ended December 31, 2011.  Interest expense was $246,230 during the year ended December 31, 2012, compared to $329,930 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $2,844,405, or $1.56 per share, for the year ended December 31, 2012, compared to $3,239,883, or $2.20 per share, for the year ended December 31, 2011.  We had net income from discontinued operations of $195,810, or $0.13 per share, for the year ended December 31, 2012, compared to a net loss of $278,159, or $0.20 per share, for the year ended December 31, 2011.  Discontinued operations for the year ended December 31, 2012 includes a gain on disposal of DSWSI’s assets and liabilities of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (see Note 7 to the consolidated financial statements).  Net income from discontinued operations for the year ended December 31, 2012 includes DSWSI's net loss of $922,517.  DSWSI’s net loss of $223,749 and DCP's net loss of $4,410 for the year ended December 31, 2011 are included in discontinued operations. During the year ended December 31, 2011, American received the $5,000 for the purchase of DCP. This is included as income from discontinued operations for the year ended December 31, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

Our net loss was $2,130,266, or $1.43 per share, for the year ended December 31, 2012, compared to $3,259,331, or $2.40 per share, for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from the sale of Delta of $1,600,000, proceeds from net borrowings under lines of credit agreements of $1,017,000, and proceeds from the sale of real estate held for sale of $553,621.

Capital expenditures for the year ended December 31, 2012 were $3,510 compared to $5,291 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $2,802,989 for the year ended December 31, 2012, compared to $1,763,539 for the year ended December 31, 2011.  Net cash used in operating activities for the year ended December 31, 2012 was derived primarily from our net loss from continuing operations of $2,844,405 and an increase in accounts receivable of $974,839, offset by an increase in accounts payable of $387,505.  The increases in accounts receivable and accounts payable are due to higher revenues during the last two quarters of the year at NPI due to the seasonality of NPI’s revenues.  Net cash used in operating activities for the year ended December 31, 2011 includes a one-time lump sum payment of $1,250,000 for a lawsuit settlement that was accrued as of December 31, 2010. Additionally, accounts payable decreased significantly due to payments made in the year ended December 31, 2011 for expenses incurred during the year ended December 31, 2010 in support of higher revenues at NPI.

The Company's prospects for selling real estate from its portfolio have improved significantly due to infrastructure developments in close proximity to these properties. Management believes that demand and prices for real estate will increase during the next 12 months from the date of this report. The appraised values of certain of the Company's portfolio of real estate are significantly higher than the value recorded on the balance sheet.

For the year ended December 31, 2012, our investing activities provided cash of $2,547,199, compared to $1,434,014 during the year ended December 31, 2011. Our financing activities provided cash of $402,998 during the year ended December 31, 2012, compared to net cash used of $247,919 during the year ended December 31, 2011.

NPI has a line of credit from Trustmark Bank in the amount of $2,250,000, which had a maturity date of April 30, 2013.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at December 31, 2012 were $16,578,479, compared to $20,866,526 at December 31, 2011, representing a decrease of $4,288,047.  At December 31, 2012, consolidated working capital was $9,239,149, compared to working capital of $9,173,114 at December 31, 2011, representing an increase of $66,035.  Total assets as of December 31, 2012, included real estate held for sale of $7,031,614 (see Note 6 to the consolidated financial statements), inventories of $1,832,304, accounts receivable of $2,185,839, cash and cash equivalents of $1,016,454, $1,383,742 in notes receivable, and $1,971,766 of property and equipment.

We had total liabilities of $5,750,455 as of December 31, 2012, which included $4,398,747 of current liabilities, mainly consisting of $1,303,761 of accounts payable and accrued expenses, $3,002,362 of current installments of long-term debt, and long-term liabilities of $1,351,708, consisting of long-term debt (less current installments) of $1,303,000 and accrued pension expense of $48,708.

Cash flow from operations.  Net cash used in operating activities from continuing operations was $2,802,989 for the year ended December 31, 2012, compared to $1,763,539 for the year ended December 31, 2011.  Net cash used in operating activities for the year ended December 31, 2012 was derived from our net loss from continuing operations of $2,844,405, which included non-cash expenses of $280,523, including depreciation and amortization of $86,086, share-based compensation of $174,454, and amortization of guarantor fee of $19,983.  Our net loss from continuing operations of $3,239,883 for the year ended December 31, 2011 included non-cash expenses of $2,359,479, including depreciation and amortization of $64,862, share-based compensation of $1,386,176, impairment on real estate held for sale of $80,000, bad debt expense of $804,377, and amortization of guarantor fee of $24,064.  Our net loss from continuing operations for the year ended December 31, 2012 included a loss on the sale of assets of $330,277, compared to a gain of $1,863,491 for the year ended December 31, 2011.  Accounts receivable increased by $974,839 during the year ended December 31, 2012 compared to a decrease of $1,302,187 during the same period in 2011.  Accounts payable increased by $387,505 during the year ended December 31, 2012, compared to a decrease of $2,256,462 during the same period in 2011.  The decrease in accounts payable during the year ended December 31, 2011 included a one-time lump sum payment of $1,250,000 for a lawsuit settlement.  Our inventories decreased by $72,711 for the year ended December 31, 2012, compared to a decrease of $1,084,758 during the year ended December 31, 2011.

Cash flow from investing activities. For the year ended December 31, 2012, our investing activities provided cash of $2,547,199 primarily as a result of proceeds from the sale of the assets of DSWSI of $1,600,000, proceeds from the sale of real estate held for sale of $553,621 and proceeds from notes receivable of $315,417, proceeds from the sale of trading securities of $596,280, offset by the purchase of trading securities of $374,727 and the costs of securing patents and trademarks of $139,882. Our investing activities provided cash of $1,434,014 during the year ended December 31, 2011, primarily as a result of proceeds from the sale of trading securities of $2,651,601 and proceeds from notes receivable of $458,720, offset by the purchase of trading securities of $1,831,290.

Cash flow from financing activities. Our financing activities provided cash of $402,998 during the year ended December 31, 2012, primarily as a result of net borrowings under lines of credit agreements of $1,017,000, offset by payments on debt of $282,671, payments for the acquisition of treasury stock of $223,113, and loans to related parties of $177,965.  During the year ended December 31, 2011 our financing activities used cash of $247,919, primarily as a result of payments on debt of $523,806 and net repayments under lines of credit agreements of $640,037, offset by proceeds from the issuance of common stock of $979,000.

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, in connection with the audit of the Company's financial statements. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

American International Industries, Inc.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 16, 2013

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$ 1,016,454	$ 869,246
Trading securities	-	155,600
Accounts receivable from related parties	2,494	-
Accounts receivable, less allowance for doubtful accounts
of $36,805 and $24,290, respectively	2,185,839	1,211,000
Notes receivable – related party	181,000	-
Short-term notes receivable	-	62,500
Current portion of notes receivable	1,325,851	320,359
Inventories, net	1,832,304	1,905,015
Real estate held for sale	7,031,614	7,915,512
Prepaid expenses and other current assets	62,340	77,782
Assets held for sale	-	3,577,340
Total current assets	13,637,896	16,094,354

Long-term notes receivable, less current portion	57,891	296,300
Oil and gas properties – not subject to amortization	8,400	8,400
Property and equipment, net of accumulated depreciation and amortization	1,971,766	2,028,532
Goodwill	674,539	674,539
Patents, trademarks and tooling, net of accumulated amortization	158,982	44,910
Marketable securities - available for sale	65,000	7,800
Other assets	4,005	4,005
Assets held for sale	-	1,707,686
Total assets	$ 16,578,479	$ 20,866,526
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,303,761	$ 1,933,212
Bank overdrafts	80,598	26,596
Short-term notes payable	-	145,719
Accounts and notes payable to related parties	12,026	6,497
Current installments of long-term debt	3,002,362	2,045,359
Liabilities associated with assets held for sale	-	2,763,857
Total current liabilities	4,398,747	6,921,240

Accrued pension expense	48,708	56,277
Long-term debt, less current installments	1,303,000	1,374,955
Long-term liabilities associated with assets held for sale	-	49,843
Total liabilities	5,750,455	8,402,315

Commitments and contingencies

	December 31, 2012	December 31, 2011
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
1,619,714 and 1,601,714 shares issued, respectively and
1,406,144 and 1,536,471 shares outstanding, respectively	1,620	1,602
Additional paid-in capital	38,088,576	36,952,561
Stock subscription receivable	(72,000)	(72,000)
Accumulated deficit	(25,196,480)	(23,066,214)
Accumulated other comprehensive loss	(1,340,000)	(1,397,200)
Less treasury stock, at cost; 213,570 and 65,243 shares, respectively	(851,807)	(628,694)
Total American International Industries, Inc. equity	10,629,910	11,790,056
Non-controlling interest	198,114	674,155
Total equity	10,828,024	12,464,211
Total liabilities and equity	$ 16,578,479	$ 20,866,526

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended December 31,
	2012	2011
Revenues	$ 7,982,893	$ 10,433,433
Costs and expenses:
Cost of sales	6,083,875	7,743,637
Selling, general and administrative	4,115,964	6,474,131
Impairment of real estate held for sale	-	80,000
Total operating expenses	10,199,839	14,297,768

Gain (loss) on sale of assets	(330,277)	1,863,491

Operating loss	(2,547,223)	(2,000,844)

Other income (expenses):
Interest and dividend income	60,991	16,152
Botts lawsuit settlement	(49,281)	-
NPI lawsuit settlement	(55,000)	-
Shumate lawsuit settlement	(40,000)	-
Realized gains (losses) on the sale of trading securities, net	41,447	(2,688,822)
Unrealized gains (losses) on trading securities, net	(6,227)	1,881,061
Interest expense	(246,230)	(329,930)
Other expense, net	(10,597)	(14,432)
Total other expenses	(304,897)	(1,135,971)

Loss before income tax	(2,852,120)	(3,136,815)
Income tax expense (benefit)	(7,715)	103,068
Loss from continuing operations, net of income taxes	(2,844,405)	(3,239,883)
Gain (loss) on disposal of discontinued operations	1,118,327	(50,000)
Loss from discontinued operations, net of income taxes	(922,517)	(228,159)
Net loss	(2,648,595)	(3,518,042)
Net loss attributable to the non-controlling interest	518,329	258,711
Net loss attributable to American International Industries, Inc.	$ (2,130,266)	$ (3,259,331)
Net income (loss) per common share - basic and diluted:
Continuing operations	$ (1.56)	$ (2.20)
Discontinued operations	0.13	(0.20)
Total	$ (1.43)	$ (2.40)

Weighted average common shares outstanding - basic and diluted	1,489,583	1,359,403

Comprehensive income (loss):
Net loss	$ (2,648,595)	$ (3,518,042)
Unrealized gain (loss) on marketable securities	57,200	(122,200)
Total comprehensive loss	(2,591,395)	(3,640,242)
Comprehensive loss attributable to the non-controlling interests	518,329	258,711
Comprehensive loss attributable to American International Industries, Inc.	$ (2,073,066)	$ (3,381,531)

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable
Balance at December 31, 2010	-	$ -	1,097,132	$ 1,097	$ 34,281,529	$ -
Issuance of common shares for services	-	-	164,060	164	1,301,784	-
Acquisition of treasury shares	-	-	-	-	(646)	-
Proceeds from issuance of shares	-	-	179,930	180	978,820	-
Stock issued to related party for receivable	-	-	14,592	15	71,985	(72,000)
Stock issued to related party for land	-	-	146,000	146	520,236	-
Preferred stock issued to officer as guarantor fee	1,000	1	-	-	49,462	-
Issuance of BOG stock for oil & gas properties	-	-	-	-	4,158	-
Change in equity investment ownership	-	-	-	-	(27,647)	-
VOMF settlement recorded as deemed dividend	-	-	-	-	(115,875)	-
Dividends on preferred stock of Delta	-	-	-	-	(111,245)	-
Unrealized loss on marketable securities	-	-	-	-	-	-
Net loss	-	-	-	-	-
Balance at December 31, 2011	1,000	1	1,601,714	1,602	36,952,561	(72,000)
Issuance of common shares for services	-	-	18,000	18	96,028	-
Acquisition of treasury shares	-	-	-	-	(3,142)	-
Change in equity investment ownership	-	-	-	-	563,319	-
VOMF Agreement	-	-	-	-	489,082	-
Dividends on preferred stock of Delta	-	-	-	-	(9,272)	-
Unrealized gain on marketable securities	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at December 31, 2012	1,000	$ 1	1,619,714	$ 1,620	$ 38,088,576	$ (72,000)

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Continued)

	Accumulated Deficit	Treasury Stock	Non-Controlling Interest	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2010	$ (19,806,883)	$ (554,428)	$ 1,080,334	$ (1,275,000)	$ 13,726,649
Issuance of common shares for services	-	-	84,228	-	1,386,176
Acquisition of treasury shares	-	(74,266)	(705)	-	(75,617)
Proceeds from issuance of shares	-	-	-	-	979,000
Stock issued to related party for receivable	-	-	-	-	-
Stock issued to related party for land	-	-	-	-	520,382
Preferred stock issued to officer as guarantor fee	-	-	-	-	49,463
Issuance of BOG stock for oil & gas properties	-	-	4,242	-	8,400
Change in equity investment ownership	-	-	27,647	-	-
VOMF settlement recorded as deemed dividend	-	-	(134,125)	-	(250,000)
Dividends on preferred stock of Delta	-	-	(128,755)	-	(240,000)
Unrealized loss on marketable securities	-	-		(122,200)	(122,200)
Net loss	(3,259,331)	-	(258,711)		(3,518,042)
Balance at December 31, 2011	(23,066,214)	(628,694)	674,155	(1,397,200)	12,464,211
Issuance of common shares for services	-	-	51,528	-	147,574
Acquisition of treasury shares	-	(223,113)	(1,113)	-	(227,368)
Change in equity investment ownership	-	-	(563,317)	-	2
VOMF Agreement	-	-	565,918	-	1,055,000
Dividends on preferred stock of Delta	-	-	(10,728)	-	(20,000)
Unrealized gain on marketable securities	-	-	-	57,200	57,200
Net loss	(2,130,266)	-	(518,329)	-	(2,648,595)
Balance at December 31, 2012	$ (25,196,480)	$ (851,807)	$ 198,114	$ (1,340,000)	$ 10,828,024

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (2,648,595)	$ (3,518,042)
Income from discontinued operations, net of income taxes	195,810	(278,159)
Net loss from continuing operations	(2,844,405)	(3,239,883)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	86,086	64,862
Share-based compensation	174,454	1,386,176
Amortization of guarantor fee	19,983	24,064
Other income from forgiveness of debt	(15,000)	-
Impairment of real estate held for sale	-	80,000
(Gain) loss on sale of assets	330,277	(1,863,491)
Bad debt expense	-	804,377
Realized (gains) losses on the sale of trading securities, net	(41,447)	2,688,822
Unrealized (gains) losses on trading securities, net	6,227	(1,881,061)
Change in operating assets and liabilities:
Accounts receivable	(974,839)	1,302,187
Inventories	72,711	1,084,758
Prepaid expenses and other current assets	(4,541)	(861)
Other assets	-	42,973
Accounts payable and accrued expenses	387,505	(2,256,462)
Net cash used in operating activities from continuing operations	(2,802,989)	(1,763,539)

Cash flows from investing activities from continuing operations:
Investment in certificate of deposit	(50,000)	(5,381)
Redemption of certificate of deposit	50,000	-
Purchase of trading securities	(374,727)	(1,831,290)
Sale of trading securities	596,280	2,651,601
Proceeds from sale of subsidiary	1,600,000	-
Proceeds from sale of real estate	553,621	213,682
Purchase of property and equipment	(3,510)	(5,291)
Costs of securing patents and trademarks	(139,882)	(48,027)
Proceeds from notes receivable	315,417	458,720
Net cash provided by investing activities from continuing operations	2,547,199	1,434,014

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	-	979,000
Net borrowings under line of credit agreements	1,017,000	(640,037)
Bank overdrafts	54,002	26,596
Proceeds from the issuance of debt	20,000	-
Principal payments on debt	(282,671)	(523,806)
Loans to related parties	(177,965)	(14,795)
Payments for acquisition of treasury stock of subsidiary	(4,255)	(611)
Payments for acquisition of treasury stock	(223,113)	(74,266)
Net cash provided by (used in) financing activities from continuing operations	402,998	(247,919)

Net increase (decrease) in cash and cash equivalents from continuing operations	147,208	(577,444)
Cash and cash equivalents at beginning of period	869,246	1,446,690
Cash and cash equivalents at end of period	$ 1,016,454	$ 869,246

For the Year Ended December 31,
	2012	2011
Discontinued operations:
Net cash provided by operating activities	$ 300,902	$ 701,356
Net cash used in investing activities	(125,399)	(106,766)
Net cash used in financing activities	(186,158)	(608,607)
Net decrease in cash and cash equivalents from discontinued operations	(10,655)	(14,017)
Cash and cash equivalents at beginning of period from discontinued operations	10,655	24,672
Cash and cash equivalents at end of period from discontinued operations	$ -	$ 10,655

Supplemental cash flow information:
Interest paid	$ 243,314	$ 326,071
Income taxes paid	$ -	$ 21,663

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$ 57,200	$ (122,200)
Note payable issued for lawsuit settlement	$ -	$ 400,000
Adjustment to non-controlling interest in AMIH and BOG	$ 563,319	$ 27,647
AMIH preferred dividends declared and unpaid	$ 20,000	$ 240,000
Reversal of preferred dividends of AMIH	$ 1,055,000	$ -
Stock issued to related party for receivable	$ -	$ 72,000
Stock issued to related party for real estate	$ -	$ 520,382
VOMF settlement recorded as deemed dividend for AMIH	$ -	$ 250,000
SET receivable from foreclosure of certificate of deposit	$ -	$ 532,500
Issuance of BOG stock for oil & gas properties	$ -	$ 8,400
Preferred stock issued to officer as guarantor fee	$ -	$ 49,463
Real estate held for sale acquired by foreclosure on note receivable	$ -	$ 3,701,824
Note receivable received from sale of AMIH’s assets	$ 1,020,000	$ -

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Notes to Audited Consolidated Financial Statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), in which American holds a 86.7% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 53.2% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On October 17, 2012, American effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for ten (1:10) basis. All share and per share amounts for American contained in this Form 10K have been retroactively adjusted to reflect the reverse stock split.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts for AMIH contained in this Form 10K have been retroactively adjusted to reflect the reverse stock split.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement with Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were Delta's president and director and vice-president and director, respectively, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and a wholly-owned subsidiary of AMIH, and American.

The agreement provided, among other things, that: (i) AMIH sell, transfer and assign the assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resign as executive officers and as members of AMIH’s board of directors; and (iii) Messrs. Derrick and Burleigh transfer and assign all of their 319,258 AMIH shares valued at $624,704 to American. In consideration for the sale, transfer and assignment of the DSWSI net assets to Purchaser, Purchaser paid $1,600,000 in cash at the closing and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, of which $220,000 was paid prior to December 31, 2012. Total consideration for the sale was $2,620,000. On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

The assets of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the year ended December 31, 2012 include a gain on disposal of DSWSI’s assets and liabilities of $1,118,327 for total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net losses of $922,517and $223,749for the years ended December 31, 2012 and 2011, respectively, are included in discontinued operations.

Currently, corporate overhead includes BOG, a division that owns an oil, gas and mineral royalty interest in Washington County, Texas and an oil field in Abilene, Texas.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. In April 2010, American entered into a Separation and Distribution Agreement to spin off Brenham Oil & Gas, Inc., which was 100% owned by American. In conjunction with this transaction, American formed Brenham Oil & Gas, Corp. with authorized common stock of 200,000,000 shares and authorized preferred stock of 10,000,000 shares. BOG issued 64,977,093 shares of common stock to American for all shares of Brenham Oil & Gas, Inc., of which American issued as a dividend 10,297,019 shares to the existing stockholders of American. American maintains control of Brenham through ownership of 58,680,074 shares of Brenham's common stock, representing about 53.2% of the outstanding shares as of December 31, 2012. The resale registration statement of Brenham was declared effective by the SEC on May 16, 2011. This registration statement registered 10,279,019 shares of Brenham common stock issued to American shareholders as a dividend on July 21, 2010. BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation.  All reclassifications have been applied consistently to the periods presented.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2012 and 2011, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 10,000 options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2012 and 2011, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

As of December 31, 2012
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ -	$ -	$ -	$ -	$ -
Marketable Securities - available for sale	$ 65,000	$ 65,000	$ 65,000	$ -	$ -

As of December 31, 2011
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ 155,600	$ 155,600	$ 155,600	$ -	$ -
Marketable Securities - available for sale	$ 7,800	$ 7,800	$ 7,800	$ -	$ -

Subsequent Events

American has evaluated all transactions from December 31, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Concentrations of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at December 31, 2012, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by approximately $7,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the year ended December 31, 2012, NPI had one customer that accounted for 19.4% of revenues and 20.7% of trade accounts receivable, one customer that accounted for 17.2% of revenues and 11.8% of accounts receivable, and one customer that accounted for 6.8% of revenues on a consolidated basis.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the years ended December 31, 2012 and 2011, American had net unrealized trading losses of $6,227 and gains of $1,881,061, respectively, related to securities held on those dates.  American recorded net realized gains of $41,447 and losses of $2,688,822 for the years ended December 31, 2012 and 2011, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At December 31, 2012, this investment was valued at $65,000, based on the closing market price of $0.05 per share on that date.  American recognized other comprehensive gains of $57,200 for the year ended December 31, 2012 and losses of $122,200 for the year ended December 31, 2011 for the unrealized changes in market values for this investment.

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

Note 4 - Notes receivable

Short-term notes receivable consists of the following:

	December 31, 2012	December 31, 2011
Unsecured note receivable, interest at 3%, principal and interest due on March 30, 2012 (a)	$ -	$ 62,500

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

Short-term related party notes receivable:

On July 13, 2012, AITP entered into an agreement with Daniel Dror II to purchase a 48-acre tract, or 50% undivided interest in a 96-acre tract, of property located in Galveston County.  Daniel Dror II signed a promissory note in the amount of $181,000 for an earnest money contract associated with this agreement, bearing interest at 5% per year, with the principal amount due on or before July 13, 2013, in the event that the purchase of the property is not finalized.  In the event of a final sale, the $181,000 will be considered as cash consideration for the purchase.  Daniel Dror II is the adult son of Daniel Dror, CEO. See subsequent settlement in Note 17.

Long-term note receivables consist of the following:

	December 31, 2012	December 31, 2011
Unsecured note receivable for sale of former subsidiary, Marald, Inc., principal and interest due monthly through September 5, 2012	$ -	$ 20,359
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	287,442	300,000
Note receivable for the sale of DSWSI, interest due monthly at 5%, principal due on or before April 3, 2017, or upon sale of the 3.2 acre property securing the note, repaid on February 27, 2013	800,000	-
Unsecured note receivable purchased from Texas Community Bank, interest at 8% due monthly, principal due January 2009 (b)	-	300,000
Unsecured note receivable, interest at 3% due in semi-annual payments, principal due on or before October 1, 2014 (c)	596,300	596,300
Total notes receivable	1,683,742	1,216,659
Reserve due to uncertainty of collectability	(300,000)	(600,000)
	1,383,742	616,659
Less current portion	(1,325,851)	(320,359)
Long-term notes receivable	$ 57,891	$ 296,300

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through July 2012.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  On May 4, 2010, a new promissory note was executed in the amount of $300,000 for the note balance plus accrued interest, with the payment terms indicated above.  As of December 31, 2012, the other note receivable with Marald has been paid in full and payments began on this note under a new extension and renewal agreement in July 2012.

(b) Note purchased from Texas Community Bank with a face amount of $300,000.  This delinquent note owed by Las Vegas Premium Gold was purchased on September 30, 2009 for $300,000.  This note was purchased as an investment to receive the interest income from the note.  During the year ended December 31, 2012, American wrote this note off against the notes receivable reserve.

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

American has reserved a total of $300,000 on all notes in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at December 31, 2012.

Interest income on notes receivable is recognized principally by the simple interest method.  During the years ended December 31, 2012 and 2011, American recognized interest income of $60,103 and $8,732, respectively, on the notes receivable.

Note 5 - Inventories

Inventories consisted of the following:

	December 31, 2012	December 31, 2011
Finished goods	1,865,141	1,906,947
Less reserve for obsolescence	(32,837)	(1,932)
	$ 1,832,304	$ 1,905,015

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	December 31, 2012	December 31, 2011
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 9 units and 15 units as of December 31, 2012 and December 31, 2011, respectively (a)	1,151,836	1,874,809
14 acres - vacant commercial use land in Houston, Texas (b)	-	160,925
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
19 acres - vacant mixed use land in Houston, Texas	1,072,833	1,072,833
12 acres - vacant mixed use land in Houston, Texas	742,731	742,731
174 acres in Waller County, Texas	1,684,066	1,684,066
	$ 7,031,614	$ 7,915,512

(a)

Dawn Condominium units on the waterfront in Galveston, Texas - During the year ended December 31, 2012, six Dawn Condominium units were sold for $553,621, resulting in a loss on sale of assets of $169,352.

(b)

14 acres – vacant commercial use land in Houston, Texas – During the year ended December 31, 2012, this property was granted to a third party to save on property taxes associated with holding this property, resulting in a loss of $160,925.

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

The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the year ended December 31, 2012 include a gain on disposal of DSWSI’s assets and liabilities of $1,118,327 for total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673.  DSWSI's net losses of $922,517and $223,749for the years ended December 31, 2012 and 2011, respectively, are included in discontinued operations.

On April 22, 2011, American entered into a stock purchase agreement, whereby Joe Hoover, President of Downhole Completion Products, Inc. ("DCP), purchased for $5,000 American's 80% ownership of DCP's assets and associated liabilities. DCP's net loss of $4,410 for the year ended December 31, 2011 is included in discontinued operations. During the year ended December 31, 2011, American received the $5,000 for the purchase. This is included as income from discontinued operations for the year ended December 31, 2011. American forgave the $55,000 promissory note owed by Joe Hoover and this is included as a loss in discontinued operations for the year ended December 31, 2011.

The carrying amounts of the major classes of assets and liabilities for DSWSI at December 31, 2011 are summarized below:

December 31, 2011
Assets held for sale
Current assets:
Cash and cash equivalents	$ 10,655
Trading securities	105
Accounts receivable, less allowance for doubtful accounts of $55,087	1,469,406
Inventories	1,862,098
Prepaid expenses and other current assets	235,076
Total current assets held for sale	3,577,340

Property and equipment, net of accumulated depreciation	1,701,186
Other assets	6,500
Total assets held for sale	$ 5,285,026

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable and accrued expenses	$ 486,684
Bank overdrafts	81,392
Short-term notes payable	89,080
Current installments of long-term debt	2,106,701
Total current liabilities associated with assets held for sale	2,763,857

Long-term debt, less current installments	49,843
Total liabilities associated with assets held for sale	$ 2,813,700

The gain on disposal of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable	1,020,000
Total consideration	2,620,000
DSWSI's assets less associated liabilities	1,501,673
Gain on disposal of DSWSI	$ 1,118,327

DSWSI's and DCP's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

	For the Year Ended December 31,
	2012	2011

Revenues
DSWSI	$ 3,598,374	$ 11,293,189
DCP	-	246,131
Total revenues from discontinued operations	$ 3,598,374	$ 11,539,320
Net loss before income tax
DSWSI	$ (883,373)	$ (89,141)
DCP	-	(4,410)
Net loss before income tax	$ (883,373)	$ (93,551)
Gain (loss) on disposal of discontinued operations
DSWSI	$ 1,118,327	$ -
DCP	-	(50,000)
Gain (loss) on disposal of discontinued operations	$ 1,118,327	$ (50,000)

Note 8 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2012	December 31, 2011
Land	-	$ 1,663,020	$ 1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	150,900	147,390
		2,849,856	2,846,346
Less accumulated depreciation		(878,090)	(817,814)
Net property and equipment		$ 1,971,766	$ 2,028,532

Depreciation expense for the years ended December 31, 2012 and 2011 was $60,276 and $61,745, respectively.

Note 9 - Intangible Assets

Intangible assets at December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 187,909	$ 28,927	$ 158,982	3-10 years

Intangible assets at December 31, 2011 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 48,027	$ 3,117	$ 44,910	3-10 years

Amortization expense for the years ended December 31, 2012 and 2011 was $25,810 and $3,117, respectively.

Note 10 - Short-term Notes Payable

	December 31, 2012	December 31, 2011
Note payable with interest at 0.00%, principal due in monthly payments of $20,000 through April 20, 2012 (a)	$ -	$ 80,000
Note payable with interest at 5% due monthly, principal due in monthly payments of $20,000, with a final principal balance due on February 1, 2012, secured by trading securities (b)	-	65,719
	$ -	$ 145,719

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

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.  At December 31, 2012 and 2011, the average annual interest rates of our short-term borrowings were approximately 0.00% and 2.25%, respectively.

Note 11 - Long-term Debt

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	$ 1,374,399	$ 1,411,351
Revolving line of credit to a bank, which allows NPI to borrow up to $2,250,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due April 30, 2013, secured by assets of NPI. (a)	1,615,963	598,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due in May 2014, secured by real property.	1,300,000	1,410,000
Note payable, due in monthly payments of $1,000, with interest at 4%, due March 2014 (a)	15,000	-
	4,305,362	3,420,314
Less current portion	(3,002,362)	(2,045,359)
	$ 1,303,000	$ 1,374,955

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at December 31, 2012:

2013	$ 3,002,362
2014	1,303,000
Total	$ 4,305,362

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

On July 1, 2012, the parties reached another settlement, pursuant to which American paid Botts $115,000, of which $65,719 was for payment of the balance of the note.  The remaining $49,281 was recorded as Botts lawsuit settlement expense during the year ended December 31, 2012.

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

On May 24, 2012, American filed a motion seeking an order in effect rescinding the May 1, 2012 order that had vacated the default judgment against Rubicon. On July 12, 2012, the Court granted American's motion and ordered a new trial on the issue of whether Rubicon was negligent in failing to appear before the Court in the proceeding that resulted in the grant of the $2,000,000 default judgment on August 19, 2011.

As a result of the July 12, 2012 order, American has been informed by its Texas counsel that the default judgment against Rubicon remains in full force and effect. American has also been informed by its California counsel that it plans to file a motion seeking a stay in the California proceeding pending the final determination of the District Court in Harris County, TX.  American believes that it will prevail on the merits in this proceeding against Rubicon in the District Court, Harris County, and that it will be able to successfully enforce a final judgment of approximately $2,000,000 plus interest in California.

Consumer Advocacy Group, Inc. v. Northeastern Plastics, Inc. and American International Industries, Inc. In October 2012, NPI and American entered into a settlement agreement with Consumer Advocacy Group, Inc., whereby NPI agreed to cease distribution and/or sales of the Bitty Booster Cable 10 Gauge 10 ft. product in California and to pay $54,000 in attorney’s fees and $1,000 in lieu of a civil penalty.  The amount of $55,000 was recorded as the NPI settlement during the year ended December 31, 2012.

Shumate Machine Works, Inc. v. American International Industries, Inc. In September 2012, American entered into a settlement agreement with Shumate Machine Works, Inc. relating to a tax liability issue associated with American’s purchase of Shumate Machine Works, Inc. in 2008, whereby American agreed to pay $40,000 to HII Technologies, Inc. Under the agreement, American paid $20,000 in cash and entered into a promissory note agreement for the remaining $20,000, with interest of 4% per year, payable in installments of $1,000 monthly through March 2014.  Additionally, American transferred its 296,000 shares of HII Technologies, Inc. common stock for attorney’s fees, which were recorded at $0 on American’s balance sheet.  Previously, American had fully recognized trading losses associated with these shares.  The $40,000 settlement amount was recorded as the Shumate settlement during the year ended December 31, 2012.

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the years ended December 31, 2012 and 2011, American recorded amortization of $19,983 and $24,064, respectively.

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

During the year ended December 31, 2011, American issued 154,522 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 40,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.  As of December 31, 2012, both subscription receivables totaling $72,000 were still outstanding.

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

June 24, 2011
Dividend yield	0.0%
Expected volatility	104.50%
Risk free interest	0.75%
Expected lives	2 years

A summary of the status of American's stock options to employees for the year ended December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2011	10,000	$ 6.00
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of December 31, 2012	10,000	$ 6.00	$ -

Stock-based compensation consisted of the following:

	For the Year Ended December 31,
	2012	2011
Common shares issued for services	$ 174,454	$ 1,339,617
Stock options issued for services	-	46,559
Stock-based compensation	$ 174,454	$ 1,386,176

During the year ended December 31, 2012, American and its subsidiaries issued the following shares for services:

•

American issued 18,000 shares of common stock valued at $37,600 to third parties for services.  American accrued the February 2013 issuance of 21,000 bonus shares valued at $26,880.

•

Brenham issued 100,000 shares of its common stock with a value of $5,000 to a third party.

•

Brenham issued 3,000,000 stock options with a value of $104,974 to one of its officers.

During the year ended December 31, 2011, American and its subsidiaries issued the following shares for services:

•

American issued 164,060 shares of common stock valued at $793,799 to employees, directors and third parties.

•

American issued 146,000 restricted shares of common stock with a fair market value of $919,800 for property with an original cost of $520,382 to a related party, and recorded the difference as share-based compensation of $399,418.

•

AMIH issued 25,500 shares of its common stock with a value of $127,500 to employees.

•

BOG issued 4,500,000 shares of its common stock with a value of $18,900 to employees, directors and third parties.

On July 22, 2011, Brenham Oil & Gas Corp., entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which Brenham acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham share issuance, Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is recorded on the balance sheet as "Oil and gas properties – not subject to amortization" for $8,400.

During the years ended December, 2012 and 2011, AMIH declared preferred dividends of $20,000 and $240,000, respectively, which were accrued and unpaid.  On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock and accrued dividends of $1,055,000 were forgiven.

Note 14 - Income Taxes

The components of the income tax provision for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$ -
State	31,429	159,555
Total current	31,429	159,555

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Income taxes associated with discontinued operations	(39,144)	(56,487)

Total income tax provision	$ (7,715)	$ 103,068

 The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Income tax expense computed at statutory rate	$ (903,145)	$ (1,193,916)
Share-based compensation	61,490	-
Meals and entertainment	10,588	22,742
Other	3,770	3,628
Change in valuation allowance	827,297	1,167,546
Texas margin tax	31,429	159,555
Income taxes associated with discontinued operations	(39,144)	(56,487)
	$ (7,715)	$ 103,068

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2012 and December 31, 2011 are set out below:

	December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforward	$ 8,911,277	$ 7,110,876
Total deferred tax assets	8,911,277	7,110,876

Deferred Tax Liabilities:
Tax depreciation in excess of books	(77,905)	(264,308)
Unrealized gains	(2,117)	(639,561)
Other	-	469,869
Total deferred tax liabilities	(80,022)	(434,000)

Valuation allowance	(8,831,255)	(6,676,876)
Net deferred tax asset	$ -	$ -

American has loss carry-forwards totaling $27,559,168 available at December 31, 2012 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$ 1,552,323	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,413,803	2028
3,983,570	2029
2,870,592	2030
4,514,678	2031
3,307,401	2032
$ 27,559,168

 Note 15 – Income (Loss) Per Share

The numerator for net income (loss) per common share is determined as follows:

	For the Year Ended December 31,
	2012	2011
Loss from continuing operations, net of income taxes	$ (2,844,405)	$ (3,239,883)
Net loss attributable to the non-controlling interest	518,329	258,711
Net loss from continuing operations	$ (2,326,076)	$ (2,981,172)

Gain (loss) on disposal of discontinued operations	$ 1,118,327	$ (50,000)
Loss from discontinued operations, net of income taxes	(922,517)	(228,159)
Net income (loss) from discontinued operations	$ 195,810	$ (278,159)

Note 16 - Segment Information

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

•

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 86.7% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of December 31, 2012, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the assets and liabilities of DSWSI (notes 1 and 7). The assets and liabilities of DSWSI are classified as assets held for sale and associated liabilities of assets held for sale in the consolidated balance sheet as of December 31, 2011 in accordance with Presentation of Financial Statements - Discontinued Operations (ASC 205-20).  Discontinued operations for the year ended December 31, 2012 include a gain on disposal of DSWSI’s assets and liabilities of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net losses of $922,517and $223,749for the years ended December 31, 2012 and 2011, respectively, are included in discontinued operations.

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

Consolidated revenues from external customers, operating income (loss), depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	For the Year Ended December 31,
	2012	2011
Revenues:
Northeastern Plastics	$ 7,934,492	$ 10,432,044
Brenham Oil & Gas	781	1,389
AITP	47,620	-
Total revenues	$ 7,982,893	$ 10,433,433

Operating income (loss) from continuing operations:
Northeastern Plastics	$ (358,941)	$ 101,701
AMIH	(161,864)	(127,505)
AITP	(631,993)	1,608,806
Corporate	(1,394,425)	(3,583,846)
Operating loss from continuing operations	$ (2,547,223)	(2,000,844)
Other expenses from continuing operations	(304,897)	(1,135,971)
Net loss from continuing operations before income tax	$ (2,852,120)	$ (3,136,815)

Depreciation and amortization:
Northeastern Plastics	$ 81,182	$ 58,825
Corporate	4,904	6,037
Total depreciation and amortization	$ 86,086	$ 64,862

For the Year Ended December 31,
	2012	2011
Interest expense:
Northeastern Plastics	$ 171,328	$ 224,578
Corporate	74,902	105,352
Total interest expense	$ 246,230	$ 329,930

Capital expenditures:
Northeastern Plastics	$ 3,510	$ 5,291
Total capital expenditures	$ 3,510	$ 5,291

Non-cash investing and financing transactions:
AMIH
AMIH preferred dividends declared and unpaid	$ 20,000	$ 240,000
VOMF settlement recorded as deemed dividend for AMIH	$ -	$ 250,000
Reversal of preferred dividends of AMIH	$ 1,055,000	$ -
Note receivable received from sale of AMIH’s assets	$ 1,020,000	$ -
BOG
Issuance of BOG stock for oil & gas properties	$ -	$ 8,400
Corporate
Unrealized gain (loss) on marketable securities	$ 57,200	$ (122,200)
Note payable issued for lawsuit settlement	$ -	$ 400,000
Adjustment to non-controlling interest in AMIH and BOG	$ 563,319	$ 27,647
Stock issued to related party for receivable	$ -	$ 72,000
Stock issued to related party for real estate	$ -	$ 520,382
SET receivable from foreclosure of certificate of deposit	$ -	$ 532,500
Preferred stock issued to officer as guarantor fee	$ -	$ 49,463
Real estate held for sale acquired by foreclosure on note receivable	$ -	$ 3,701,824

	December 31, 2012	December 31, 2011
Identifiable assets:
Northeastern Plastics	$ 7,495,101	$ 6,725,241
AITP	6,570,166	8,042,142
AMIH	2,513,212	-
Corporate	-	814,117
Assets held for sale	-	5,285,026
Total identifiable assets	$ 16,578,479	$ 20,866,526

Note 17 - Subsequent Events

From January 1, 2013 through April 16, 2013, American paid $12,957 to repurchase 9,250 shares of its common stock.  In February 2013, American issued 21,000 shares of its common stock valued at $26,880 for bonuses for employees and directors for the year ended December 31, 2012.

On January 22, 2013, the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II (Note 4).  KDT is owned by an entity which is controlled by the brother of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. Daniel Dror disclaims any ownership in or control over KDT.

On January 30, 2013, the Board of Directors of BOG approved the issuance of 3,340,000 shares of restricted common stock to AMIN to convert $267,171 owed to American to equity.

On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

On February 28, 2013, BOG and American affirmed the lease by BOG of 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. BOG and American also authorized the issuance of 3,326,316 shares of BOG restricted common stock to American as payment in full for the 200,000 shares issued by American on BOG’s behalf.  Daniel Dror II Trust of 2012 is a related party to Mr. Dror.  Mr. Dror is not a trustee of the Daniel Dror II Trust of 2012 and he disclaims any beneficial interest in this trust.

On February 28, 2013, BOG announced that Bryant Mook has been appointed President and Chief Operating Officer (COO).  Mr. Mook is entitled to performance bonuses as follows:  Upon BOG achieving an average, over the course of two calendar months, of gross production of 175 barrels of oil per day (the “First Bonus Target”), Mr. Mook will be entitled to a bonus in the amount of $200,000, payable within 60 days of the date such First Bonus Target is achieved. Upon BOG achieving an average, over the course of two calendar months, of gross production of 325 barrels of oil per day (the “Second Bonus Target”), Mr. Mook will be entitled to an additional bonus in the amount of $50,000.  In addition, Mr. Mook will be eligible to receive other performance bonuses as the Board of BOG shall from time to time determine, in its sole discretion.  Also, Mr. Mook and BOG signed a stock purchase agreement whereby BOG has agreed to issue 11,050,127 shares of BOG common stock in exchange for $200,000, to be issued and paid as follows: 5,525,064 shares for $100,000 on June 30, 2013, and 5,525,063 shares for $100,000 on October 31, 2013.

On March 11, 2013, American and VOMF entered into a securities purchase agreement whereby American will pay $12,000 in exchange for the 41,768 common shares of AMIH owned by VOMF.  After the closing of this transaction, American owns 689,626, or 92.3%, of the common shares of AMIH.

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

Evaluation of disclosure controls and procedures. In connection with the audit of the Company's financial statements for the year ended December 31, 2012, the Company's CEO and CFO conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures and discussions with our independent accountants, our CEO and CFO concluded that our determined that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal controls. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	72	Chairman of the Board, Chief Executive Officer and President
Sherry L. McKinzey	52	Chief Financial Officer
Charles R. Zeller	71	Director
Thomas J. Craft, Jr.	48	Director
Scott Wolinsky	54	Director

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

On July 14, 2010, the Company's Board of Directors appointed Scott Wolinsky to its Board. Mr. Wolinsky is a Registered Patent Agent, Electrical Engineer, Inventor and former Primary Patent Examiner with over sixteen years of related patent experience. He graduated from the State University of New York at Stony Brook with a Bachelor of Engineering in Electrical Engineering. Mr. Wolinsky has worked as an Electrical Engineer at various satellite and military aircraft companies and for the United States Patent and Trademark Office as a Patent Examiner. Currently, Mr. Wolinsky works for the law firm of Volpe and Koenig P.C. in Philadelphia, Pennsylvania as a Senior Patent Agent, specializing in the preparation and prosecution of patent applications associated with wireless communications, electrical circuits and computer / database systems.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2012 and 2011:

		Annual Compensation			Long-Term Compensation Awards
		Salary	Bonus	Other Annual Compensation	Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Name and Principal Position	Year
Daniel Dror,	2012	$ 300,000 (2)	$ 84,361	$ 12,665(3)	-	-	$ 397,026
CEO	2011	$ 120,000	$ 279,042	$ 10,541(3)	$ 269,375	-	$ 678,958

Sherry McKinzey,	2012	$ 102,508	$ 5,500	$ 4,038(4)	$ 3,200	-	$ 115,246
CFO	2011	$ 110,000	$ 5,000	$ 6,057(4)	$ 15,000	-	$ 136,057

Marc H. Fields,	2012	$ 186,327	-	-	-	-	$ 186,327
President of NPI	2011	$ 186,327	$ 35,000	-	-	-	$ 221,327

(1) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.  For the year ended December 31, 2012, 2,500 shares valued at $3,200 were accrued as a stock award for Sherry McKinzey.  These shares were issued in February 2013. For the year ended December 31, 2011, Daniel Dror received 377,500 restricted shares valued at $215,175 and Sherry McKinzey received 25,000 shares valued at $6,250. Daniel Dror received 1,000,000 shares of Brenham valued at $4,200 and 1,000,000 shares of Delta valued at $50,000.  Sherry McKinzey received 175,000 shares of Delta valued at $8,750.

(2) The salary for Mr. Dror includes $120,000 for American, $90,000 for Brenham, and $90,000 for AMIH.

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

In May 2012, Mr. Dror entered into a four-year employment agreement with the AMIH, which provided for compensation of $10,000 per month, and annual bonuses to be determined by the Board of Directors.  Mr. Dror is entitled to receive from AMIH within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under the Employment Agreement and $1,000,000 in cash. AMIH is also required to provide and pay premiums on life insurance policy on Mr. Dror (up to $3,000,000 in coverage), with the beneficiary designated by Mr. Dror.

In May 2012, Mr. Dror entered into a four-year employment agreement with the BOG, which provided for compensation of $10,000 per month, and annual bonuses to be determined by the Board of Directors.  Mr. Dror is entitled to receive from BOG within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under the Employment Agreement and $1,000,000 in cash. BOG is also required to provide and pay premiums on life insurance policy on Mr. Dror (up to $3,000,000 in coverage), with the beneficiary designated by Mr. Dror.

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

In September 2012, Sherry McKinzey, CFO, entered into a one-year employment agreement beginning September 16, 2012, which provides for an annual salary of $85,000 plus a bonus as determined by the Board of Directors.  In addition to her base compensation, Ms. McKinzey will be entitled to a bonus as determined by the Company’s board of directors from time to time.  In the event of a change in control of the Company, resulting in Ms. McKinzey ceasing to serve as the Company’s Chief Financial Officer, Ms. McKinzey shall be entitled to receive and the Company shall pay to Ms. McKinzey within ninety (90) days of the change in control a sum equal to one (1) year of the base salary then payable to her under the employment agreement.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Charles R. Zeller	$ -	$ 6,400	$ -	$ -	$ -	$ 6,400
Thomas J. Craft, Jr.	$ -	$ 9,600	$ -	$ -	$ -	$ 9,600
Scott Wolinsky	$ -	$ -	$ -	$ -	$ -	$ -

(1) Daniel Dror, the Company’s Executive Chairman and Chairman of the Board is not included in this table. The compensation received by Mr. Dror as an employee of the Company, is shown in the Executive Summary Compensation Table.

(2) See "Stock-Based Compensation" in note 1 to the financial statements for valuation assumptions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2012, the Registrant had 1,619,714 shares of common stock issued and 1,000 shares of preferred stock issued.

	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Preferred Stock	Daniel Dror, Chairman, CEO, and President	1,000 shares	100.0%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Daniel Dror, CEO and Chairman	8,853 shares	0.5%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Charles R. Zeller, Director	1,000 shares (1)	0.1%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Sherry McKinzey, CFO	15,492 shares	1.0%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	International Diversified Corporation, Ltd.	273,878 shares (2)	16.9%
	Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas

Common Stock	Kemah Development Texas L.P.	146,000 shares (3)	9.0%
	601 Hanson Road, Kemah TX 77565

Common Stock	Alameda Corporation	82,944 shares	5.1%
	3355 West Alabama, Suite 500, Houston, TX 77098

Common Stock	Scott Wolinsky, Director	88,890 shares	5.5%
	10 Connemara Court, Sewell, NJ 08080

Common Stock	All officers and directors as a group (4 people)	114,235 shares	7.1%

(1) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 1,000 restricted shares.

(2) International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother, owns 273,878 shares. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.

(3) Kemah Development Texas L.P., owned by an entity which is controlled by the brother of Daniel Dror. Daniel Dror disclaims any ownership in or control over KDT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, American issued 154,522 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 40,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.  As of December 31, 2012, both subscription receivables totaling $72,000 were still outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2012 and 2011.

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

	2012	2011
Audit fees (1)	$ 200,300	$ 199,050
Audit-related fees (2)	$ -	$ 3,950
Tax fees (3)	$ 32,200	$ 32,750
All other fees	$ 900	$ 10,920

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

American International Industries, Inc.

By /s/ Daniel Dror

Daniel Dror

President, Chief Executive Officer and Director

April 16, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Chief Financial Officer

April 16, 2013

By /s/ Charles R. Zeller

Charles R. Zeller

Director

April 16, 2013

By /s/ Thomas J. Craft, Jr.

Thomas J. Craft, Jr.

Director

April 16, 2013

By /s/ ______________

Scott Wolinsky

Director

April 16, 2013