Form 10-Q
period 2013-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2013-05-17
CIK 1073146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 15, 2013 is 1,916,794 shares of common stock and 1,000 shares of preferred stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$ 1,189,863	$ 1,016,454
Accounts receivable from related parties	494	2,494
Accounts receivable, less allowance for doubtful accounts
of $41,405 and $36,805, respectively	1,513,692	2,185,839
Notes receivable – related party	-	181,000
Current portion of notes receivable	40,838	1,325,851
Inventories, net	1,820,236	1,832,304
Real estate held for sale	7,572,614	7,031,614
Prepaid expenses and other current assets	40,211	62,340
Total current assets	12,177,948	13,637,896

Long-term notes receivable, less current portion	536,535	57,891
Oil and gas properties	130,058	8,400
Property and equipment, net of accumulated depreciation and amortization	1,960,360	1,971,766
Goodwill	674,539	674,539
Patents, trademarks and tooling, net of accumulated amortization	151,877	158,982
Marketable securities - available for sale	13,000	65,000
Other assets	4,005	4,005
Total assets	$ 15,648,322	$ 16,578,479
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 633,001	$ 1,303,761
Bank overdrafts	-	80,598
Short-term notes payable	70,000	-
Accounts and notes payable to related parties	131,100	12,026
Current installments of long-term debt	1,376,621	3,002,362
Total current liabilities	2,210,722	4,398,747

Accrued pension expense	43,862	48,708
Asset retirement obligation	1,684	-
Long-term debt, less current installments	2,786,463	1,303,000
Total liabilities	5,042,731	5,750,455

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
2,140,714 and 1,619,714 shares issued, respectively and
1,919,744 and 1,406,144 shares outstanding, respectively	2,141	1,620
Additional paid-in capital	38,652,909	38,088,576
Stock subscription receivable	(64,500)	(72,000)
Accumulated deficit	(25,840,684)	(25,196,480)
Accumulated other comprehensive loss	(1,392,000)	(1,340,000)
Less treasury stock, at cost; 220,970 and 213,570 shares, respectively	(862,337)	(851,807)
Total American International Industries, Inc. equity	10,495,530	10,629,910
Non-controlling interest	110,061	198,114
Total equity	10,605,591	10,828,024
Total liabilities and equity	$ 15,648,322	$ 16,578,479

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues	$ 1,517,603	$ 1,153,414
Costs and expenses:
Cost of sales	1,117,999	800,816
Selling, general and administrative	1,261,029	982,845
Total operating expenses	2,379,028	1,783,661

Loss on sale of assets	-	(12,738)

Operating loss	(861,425)	(642,985)

Other income (expenses):
Interest and dividend income	20,526	377
Realized gains on the sale of trading securities, net	108,674	-
Unrealized gains (losses) on trading securities, net	(59,790)	70,146
Interest expense	(64,261)	(59,008)
Other income, net	-	18,331
Total other income	5,149	29,846

Loss before income tax	(856,276)	(613,139)
Income tax expense (benefit)	2,007	(40,198)
Loss from continuing operations, net of income taxes	(858,283)	(572,941)
Loss from discontinued operations, net of income taxes	-	(922,517)
Net loss	(858,283)	(1,495,458)
Net loss attributable to the non-controlling interest	214,079	529,557
Net loss attributable to American International Industries, Inc.	$ (644,204)	$ (965,901)
Net loss per common share - basic and diluted:
Continuing operations	$ (0.38)	$ (0.03)
Discontinued operations	-	(0.60)
Total	$ (0.38)	$ (0.63)

Weighted average common shares outstanding - basic and diluted	1,712,115	1,533,245

Comprehensive loss:
Net loss	$ (858,283)	$ (1,495,458)
Unrealized loss on marketable securities	(52,000)	(2,340)
Total comprehensive loss	(910,283)	(1,497,798)
Comprehensive loss attributable to the non-controlling interests	214,079	529,557
Comprehensive loss attributable to American International Industries, Inc.	$ (696,204)	$ (968,241)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (858,283)	$ (1,495,458)
Loss from discontinued operations, net of income taxes	-	(922,517)
Net loss from continuing operations	(858,283)	(572,941)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation, depletion, and amortization	21,897	17,196
Share-based compensation	342,880	-
Amortization of guarantor fee	1,478	12,032
Other income from forgiveness of debt	-	(15,000)
Loss on sale of assets	-	12,738
Realized gains on the sale of trading securities, net	(108,674)	-
Unrealized (gains) losses on trading securities, net	59,790	(70,146)
Change in operating assets and liabilities:
Accounts receivable	672,147	173,345
Inventories	12,068	(225,043)
Prepaid expenses and other current assets	20,651	(16,710)
Accounts payable – related party	131,100	-
Accounts payable and accrued expenses	(652,340)	27,884
Net cash used in operating activities from continuing operations	(357,286)	(656,645)

Cash flows from investing activities from continuing operations:
Investment in certificate of deposit	-	(50,000)
Purchase of trading securities	(62,358)	-
Sale of trading securities	87,976	-
Proceeds from sale of real estate	-	340,202
Purchase of property and equipment	-	(3,510)
Purchase of oil and gas properties	(50,000)	-
Purchase of VOMF interest in AMIH	(12,000)	-
Costs of securing patents and trademarks	(3,360)	(10,949)
Proceeds from notes receivable	806,369	10,155
Net cash provided by investing activities from continuing operations	766,627	285,898

Cash flows from financing activities from continuing operations:
Net borrowings under line of credit agreements	20,500	363,500
Bank overdrafts	(80,598)	24,823
Proceeds from margin loans	-	15,525
Proceeds from stock subscription receivable	7,500	-
Principal payments on debt	(162,778)	(73,840)
Loans to related parties	(10,026)	(4,196)
Payments for acquisition of treasury stock of subsidiary	-	(830)
Payments for acquisition of treasury stock	(10,530)	(4,023)
Net cash provided by (used in) financing activities from continuing operations	(235,932)	320,959

Net increase (decrease) in cash and cash equivalents from continuing operations	173,409	(49,788)
Cash and cash equivalents at beginning of period	1,016,454	869,246
Cash and cash equivalents at end of period	$ 1,189,863	$ 819,458

For the Three Months Ended March 31,
	2013	2012
Discontinued operations:
Net cash provided by operating activities	$ -	$ 300,903
Net cash used in investing activities	-	(33,066)
Net cash used in financing activities	-	(186,158)
Net decrease in cash and cash equivalents from discontinued operations	-	81,679
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$ -	$ 92,334

Supplemental cash flow information:
Interest paid	$ 64,697	$ 56,725
Income taxes paid	$ 149	$ -

Non-cash investing and financing transactions:
Unrealized loss on marketable securities	$ 52,000	$ 2,340
Adjustment to non-controlling interest in AMIH and BOG	$ 147,215	$ 59,748
AMIH preferred dividends declared and unpaid	$ -	$ 20,000
Reversal of preferred dividends of AMIH	$ -	$ 1,055,000
Stock issued to related party for real estate	$ 360,000	$ -
Conversion of related party note receivable for real estate	$ 181,000	$ -
Conversion of BOG payable owed to AMIN to equity	$ 125,181	$ -
Issuance of note payable for oil and gas property	$ 70,000	$ -
Capitalized asset retirement costs	$ 1,684	$ -

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), in which American holds a 92.3% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 55.8% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On October 17, 2012, American effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for ten (1:10) basis. All share and per share amounts for American contained in this Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts for AMIH contained in this Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

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

The agreement provided, among other things, that: (i) AMIH sell, transfer and assign the operating assets and liabilities of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resign as executive officers and as members of AMIH’s board of directors; and (iii) Messrs. Derrick and Burleigh transfer and assign all of their 319,258 AMIH shares valued at $624,704 to American. In consideration for the sale, transfer and assignment of the DSWSI net assets to Purchaser, Purchaser paid $1,600,000 in cash at the closing and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, of which $220,000 was paid prior to December 31, 2012. Total consideration for the sale was $2,620,000. On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

DSWSI's net loss of $922,517for the three months ended March 31, 2012 is included in discontinued operations.

BOG owns oil and gas properties as discussed in Note 8.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American maintains control of BOG through ownership of 65,346,390 shares of BOG's common stock, representing about 55.8% of the outstanding shares as of March 31, 2013.  BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation.  All reclassifications have been applied consistently to the periods presented.

Oil and Gas Properties, Full Cost Method

BOG uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. BOG assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of BOG to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Under this method, sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.  If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the consolidated statements of operations.

Costs of oil and gas properties are amortized using the units of production method under this method.  Depletion expense calculated per equivalent physical unit of production amounted to $0.48 per barrel of oil equivalent for the three months ended March 31, 2013.

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three months ended March 31, 2013 and 2012, no impairment of oil and gas properties was recorded.

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities include 10,000 options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of March 31, 2013 and December 31, 2012, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

As of March 31, 2013
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

Subsequent Events

American has evaluated all transactions from March 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Concentrations of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at March 31, 2013, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by $37,806. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the three months ended March 31, 2013, NPI had one customer that accounted for 16.3% of revenues and 20.6% of trade accounts receivable and one customer that accounted for 14.2% of revenues and 13.8% of accounts receivable on a consolidated basis.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended March 31, 2013 and 2012, American had net unrealized trading losses of $59,790 and gains of $70,146, respectively, related to securities held on those dates.  American recorded net realized gains of $108,674 for the three months ended March 31, 2013.  For the three months ended March 31, 2012, American recorded no realized gains or losses.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At March 31, 2013, this investment was valued at $13,000, based on the closing market price of $0.01 per share on that date.  American recognized other comprehensive losses of $52,000 and $2,340 for the three months ended March 31, 2013 and 2012, respectively, for the unrealized changes in market values for this investment.

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

Note 4 - Notes receivable

Short-term related party notes receivable:

On July 13, 2012, AITP entered into an agreement with Daniel Dror II to purchase a 48-acre tract, or a 50% undivided interest in a 96-acre tract, of property located in Galveston County.  Daniel Dror II signed a promissory note in the amount of $181,000 for an earnest money contract associated with this agreement, bearing interest at 5% per year, with the principal amount due on or before July 13, 2013, in the event that the purchase of the property was not finalized. On January 22, 2013, the Board of Directors of American approved the purchase of the 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II.  The note receivable was assigned to KDT. Daniel Dror II is the adult son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. KDT is owned by an entity which is controlled by the brother of Daniel Dror. This property is recorded on the balance sheet as “Real estate held for sale” for $541,000 (Note 6).

Long-term note receivables consist of the following:

	March 31, 2013	December 31, 2012
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$ 281,073	$ 287,442
Note receivable for the sale of DSWSI, interest due monthly at 5%, principal due on or before April 3, 2017, or upon sale of the 3.2 acre property securing the note	-	800,000
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (b)	596,300	596,300
Total notes receivable	877,373	1,683,742
Reserve due to uncertainty of collectability	(300,000)	(300,000)
	577,373	1,383,742
Less current portion	(40,838)	(1,325,851)
Long-term notes receivable	$ 536,535	$ 57,891

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 1, 2022.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above.

(b) Unsecured note receivable due October 1, 2014. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On September 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  On April 1, 2013, American and Shell executed a $620,000 note agreement whereby Shell will make monthly payments in the amount of $5,000, beginning May 1, 2013, with a balloon payment due on or before April 1, 2018.

American has reserved a total of $300,000 on all notes in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at March 31, 2013.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three months ended March 31, 2013 and 2012, American recognized interest income of $20,363 and $297, respectively, on the notes receivable.

Note 5 - Inventories

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Finished goods	1,838,142	1,865,141
Less reserve for obsolescence	(17,906)	(32,837)
	$ 1,820,236	$ 1,832,304

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	March 31, 2013	December 31, 2012
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 9 units as of March 31, 2013 and December 31, 2012	1,151,836	1,151,836
50% interest in 96 acres - vacant commercial use land in Galveston County, Texas (a)	541,000	-
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
19 acres - vacant mixed use land in Houston, Texas	1,072,833	1,072,833
12 acres - vacant mixed use land in Houston, Texas	742,731	742,731
174 acres in Waller County, Texas	1,684,066	1,684,066
	$ 7,572,614	$ 7,031,614

(a)

50% interest in 96 acres of vacant commercial use land in Galveston County, Texas – On January 22, 2013, the Board of Directors of American approved the purchase of a 50% undivided interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II.

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

Note 7 - Discontinued operations

On April 3, 2012, AMIH sold all of the operating assets and liabilities of DSWSI, as discussed in Note 1.

DSWSI's net loss of $922,517for the three months ended March 31, 2012 is included in discontinued operations.

DSWSI's revenues and net loss before income tax is summarized below:

For the Three Months Ended March 31, 2012
Revenues	$ 3,598,374
Net loss before income tax	$ (883,373)

Note 8 – Oil and Gas Properties

During the three months ended March 31, 2013 depletion expense of oil and gas properties of $26 was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three months ended March 31, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of Brenham’s oil and gas properties recorded:

	March 31, 2013	December 31, 2012
Royalty interest in 24 acres in Washington County, Texas (a)	$ -	$ -
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	120,000	-
Lease of 394 acres in the Gillock Field (d)	-	-
Capitalized asset retirement costs	1,684	-
Total oil and gas properties	130,084	8,400
Accumulated depletion	(26)	-
Net capitalized costs	$ 130,058	$ 8,400

a.

Royalty interest in 24 acres in Washington County, Texas - We have an oil and gas mineral royalty interest covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.  Royalties on the minerals produced are currently incidental and paid to BOG as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, BOG is entitled to shut-in royalties of $1 per acre of land for every ninety day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b.

Royalty interest in 700 acres in the Permian Basin - On July 22, 2011, BOG entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which BOG acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the BOG  share issuance, BOG has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

c.

10% working interest in the Pierce Junction Field - On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013.

d.

Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

The following table sets forth the changes in the total cost of oil and gas properties during the three months ended March 31, 2013:

Balance at beginning of period – December 31, 2012	$ 8,400
Acquisition of oil and gas interests:
Cash	50,000
Issuance of note payable	70,000
Capitalized asset retirement costs	1,684
Balance at end of period – March 31, 2013	$ 130,084

Note 9 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2013	December 31, 2012
Land	-	$ 1,663,020	$ 1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	150,900	150,900
		2,849,856	2,849,856
Less accumulated depreciation		(889,496)	(878,090)
Net property and equipment		$ 1,960,360	$ 1,971,766

Depreciation expense for the three months ended March 31, 2013 and 2012 was $11,406 and $15,050, respectively.

Note 10 - Intangible Assets

Intangible assets at March 31, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 191,269	$ 39,392	$ 151,877	3-10 years

Intangible assets at December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 187,909	$ 28,927	$ 158,982	3-10 years

Amortization expense for the three months ended March 31, 2013 and 2012 was $10,465 and $2,146, respectively.

Note 11 - Short-term Notes Payable

	March 31, 2013	December 31, 2012
Non-interest bearing note payable due on August 31, 2013 (a)	$ 70,000	$ -
	$ 70,000	$ -

(a) On March 12, 2013, BOG entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. This property is recorded on the balance sheet as “Oil and gas properties” for $120,000 (Note 8).

Note 12 - Long-term Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	$ 1,364,621	$ 1,374,399
Revolving line of credit to a bank, which allows NPI to borrow up to $2,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due April 30, 2014, secured by assets of NPI. (a)	1,636,463	1,615,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due in May 2014, secured by real property.	1,150,000	1,300,000
Note payable, due in monthly payments of $1,000, with interest at 4%, due March 2014 (a)	12,000	15,000
	4,163,084	4,305,362
Less current portion	(1,376,621)	(3,002,362)
	$ 2,786,463	$ 1,303,000

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at March 31, 2013:

2013	$ 1,373,621
2014	2,789,463
Total	$ 4,163,084

Note 13 - Commitments and Contingencies

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

On May 7, a settlement agreement was reached, whereby American will receive $7,500 from Rubicon and Joe Mangiapane, Jr. for the release of all claims arising out of or in connection with this suit.

Note 14 - Capital Stock and Stock Options

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the three months ended March 31, 2013 and 2012, American recorded amortization of $1,478 and $12,032, respectively.

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

On January 22, 2013, the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II (Note 4).  Daniel Dror II is the adult son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. KDT is owned by an entity which is controlled by the brother of Daniel Dror. Daniel Dror disclaims any ownership in or control over KDT.  This property is recorded on the balance sheet as “Real estate held for sale” for $541,000 (Note 6).

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.

During the year ended December 31, 2011, American issued 154,522 restricted shares of common stock for cash consideration of $795,000 and a receivable of $24,000 for investment from Dror Charitable Foundation for the Arts and the Dror Family Trust, both of which are related parties to Daniel Dror, CEO.  Mr. Dror is not a trustee of the Dror Charitable Foundation for the Arts nor of the Dror Family Trust and he disclaims any beneficial interest in these trusts. Additionally, American issued 40,000 restricted shares of common stock for cash consideration of $184,000 and a receivable of $48,000 to International Diversified Corporation, Ltd., a corporation owned by Elkana Faiwuszewicz, Daniel Dror's brother. Mr. Dror is not an officer, director or shareholder of International Diversified Corporation, Ltd., and he disclaims any beneficial interest in the shares owned by Mr. Faiwuszewicz or his corporation.  As of March 31, 2013, subscription receivables totaling $64,500 were still outstanding.

A summary of the status of American's stock options to employees for the three months ended March 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2012	10,000	$ 6.00
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of March 31, 2013	10,000	$ 6.00	$ -

Stock-based compensation consisted of the following:

	For the Three Months Ended March 31,
	2013	2012
Common shares issued for services	$ 342,880	$ -
Stock-based compensation	$ 342,880	$ -

During the three months ended March 31, 2013, American issued the following shares for services:

•

American issued 21,000 shares of common stock valued at $26,880 to employees for bonuses, which were accrued and expensed as of December 31, 2012.

•

American issued 200,000 shares of common stock valued at $316,000 for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012.

During the three months ended March 31, 2012, American and its subsidiaries did not issue any shares for services.

On July 22, 2011, BOG entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which BOG acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the BOG  share issuance, BOG has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed. This property is recorded on the balance sheet as "Oil and gas properties" for $8,400 (Note 8).

During the three months ended March 31, 2012, AMIH declared preferred dividends of $20,000, which were accrued and unpaid.  On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock and accrued dividends of $1,055,000 were forgiven.  On March 11, 2013, American and VOMF entered into a securities purchase agreement whereby American paid $12,000 in exchange for the 41,768 common shares of AMIH owned by VOMF.  After the closing of this transaction, American owns 689,626, or 92.3%, of the common shares of AMIH.

Note 15 – Loss Per Share

The numerator for net loss per common share is determined as follows:

	For the Three Months Ended March 31,
	2013	2012
Loss from continuing operations, net of income taxes	$ (858,283)	$ (572,941)
Net loss attributable to the non-controlling interest	214,079	529,557
Net loss from continuing operations	$ (644,204)	$ (43,384)

Loss from discontinued operations, net of income taxes	$ -	$ (922,517)
Net loss from discontinued operations	$ -	$ (922,517)

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

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 92.3% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of March 31, 2013, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI (Notes 1 and 7). DSWSI's net loss of $922,517 for the three months ended March 31, 2012 is included in discontinued operations.

•

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

•

Brenham Oil & Gas ("BOG") - a 55.8% owned subsidiary that currently owns oil and gas properties (Note 8). Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

•

Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. American evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.  American's reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained.  American's areas of operations are principally in the United States. No single foreign country or geographic area is currently significant to the consolidated financial statements.

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Northeastern Plastics	$ 1,501,618	$ 1,145,654
BOG	8,643	279
AITP	7,342	7,481
Total revenues	$ 1,517,603	$ 1,153,414

Operating loss from continuing operations:
Northeastern Plastics	$ (68,468)	$ (202,354)
AMIH	(38,478)	(22,000)
AITP	(4,881)	(26,961)
BOG	(480,846)	(19,675)
Corporate	(268,752)	(371,995)
Operating loss from continuing operations	$ (864,425)	(642,985)
Other income from continuing operations	5,149	29,846
Net loss from continuing operations before income tax	$ (856,276)	$ (613,139)

Depreciation, depletion, and amortization:
Northeastern Plastics	$ 21,428	$ 15,844
BOG	26	-
Corporate	443	1,352
Total depreciation and amortization	$ 21,897	$ 17,196

For the Three Months Ended March 31,
	2013	2012
Interest expense:
Northeastern Plastics	$ 47,585	$ 36,412
Corporate	16,676	22,596
Total interest expense	$ 64,261	$ 59,008

Capital expenditures:
Northeastern Plastics	$ -	$ 3,510
BOG	50,000	-
Total capital expenditures	$ 50,000	$ 3,510

Non-cash investing and financing transactions:
AMIH
AMIH preferred dividends declared and unpaid	$ -	$ 20,000
Reversal of preferred dividends of AMIH	$ -	$ 1,055,000
BOG
Issuance of note payable for oil and gas property	$ 70,000	$ -
Capitalized asset retirement costs	$ 1,684	$ -
Corporate
Unrealized loss on marketable securities	$ 52,000	$ 2,340
Adjustment to non-controlling interest in AMIH and BOG	$ 147,215	$ 59,748
Stock issued to related party for real estate	$ 360,000	$ -
Conversion of related party note receivable for real estate	$ 181,000	$ -
Conversion of BOG payable owed to AMIN to equity	$ 125,181	$ -

	March 31, 2013	December 31, 2012
Identifiable assets:
Northeastern Plastics	$ 6,876,333	$ 7,495,101
AITP	6,156,735	6,555,087
AMIH	2,475,400	2,513,212
BOG	139,854	15,079
Total identifiable assets	$ 15,648,322	$ 16,578,479

Note 17 - Subsequent Events

From April 1, 2013 through May 17, 2013, American paid $4,135 to repurchase 2,950 shares of its common stock.

On April 10, 2013, the Government of Equatorial Guinea in West Africa ratified a Production Sharing Contract with Brenham Equatorial Guinea, LLC, a subsidiary of Brenham Oil & Gas Corp.  Pursuant to the terms of the Agreement, Brenham received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license.  Xuan Energy is the operator of Block Y.  On May 8, 2013 XUAN Energy made a proposal to Brenham Equatorial Guinea, LLC to exchange its 15% interest in Block Y into a 3% carried interest.  Brenham Equatorial Guinea, LLC accepted the XUAN Energy offer.  Subsequently, XUAN Energy advised Brenham Equatorial Guinea, LLC that it did not intend to go through with the offer.

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

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 92.3% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of March 31, 2013, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI (Notes 1 and 7). DSWSI's net loss of $922,517 for the three months ended March 31, 2012 is included in discontinued operations.

•

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

•

Brenham Oil & Gas ("BOG") – a 55.8% owned subsidiary that currently owns oil and gas properties (Note 8). Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended March 31, 2013 and 2012.

Net revenues.  Revenues from continuing operations were $1,517,603 for the three months ended March 31, 2013, compared to $1,153,414 for the three months ended March 31, 2012, representing an increase of $364,189, or 31.6%.  NPI's revenues increased by $355,964, or 31.1%, to $1,501,618 for the three months ended March 31, 2013, compared to $1,145,654 for the same period in the prior year.  For the three months ended March 31, 2013 and March 31, 2012, Brenham's revenues were $8,643 and $279, respectively.  For the three months ended March 31, 2013 and March 31, 2012, AITP's revenues were $7,342 and $7,481, respectively.

Cost of sales and margins.  Cost of sales for the three months ended March 31, 2013 was $1,117,999, compared to $800,816 for the three months ended March 31, 2012. Our gross margins for the three months ended March 31, 2013 were 26.3% compared to gross margins for the three months ended March 31, 2012 of 30.6%. The decrease in margins was primarily due to the product mix at NPI.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended March 31, 2013 were $1,261,029, compared to $982,845 in the prior year, representing an increase of $278,184, or 28.3%.  General and administrative expenses for the three months ended March 31, 2013 increased from the same period in the prior year primarily due to stock-based compensation of $316,000 and related party payable of $131,100 for the acquisition of mineral rights for the Gillock Field (Note 8), offset by lower compensation and related expenses for NPI and the corporate office.

Loss on sale of assets.  Loss on sale of assets for the three months ended March 31, 2012 was $12,738. During the three months ended March 31, 2012, 3 Dawn Condominium units were sold for $340,202, resulting in a loss on sale of assets of $12,738 (see Note 6 to the consolidated financial statements).

Loss from operations. We had an operating loss of $861,425 for the three months ended March 31, 2013, compared to operating income of $642,985 for the three months ended March 31, 2012.

Total other income. Other income was $5,149 for the three months ended March 31, 2013, compared to $29,846 for the three months ended March 31, 2012.  Other expenses for the three months ended March 31, 2013 included non-cash unrealized losses on trading securities of $59,790, compared to gains of $70,146 for the three months ended March 31, 2012.  Realized gains on trading securities for the three months ended March 31, 2013 were $108,674, compared to $0 for the three months ended March 31, 2012.  Interest expense was $64,261 during the three-month period ended March 31, 2013, compared to $59,008 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $858,283, or $0.38 per share, for the three months ended March 31, 2013, compared to $572,941, or $0.03 per share, for the three months ended March 31, 2012.  Net loss from discontinued operations for the three months ended March 31, 2013 includes DSWSI's net loss of $922,517, or $0.60 per share.

Our net loss was $644,204, or $0.38 per share, for the three months ended March 31, 2013, compared to $965,901, or $0.63 per share, for the three months ended March 31, 2012.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from the notes receivable of $806,369.

Capital expenditures for the three months ended March 31, 2013 were $0 compared to $3,510 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $357,286 for the three months ended March 31, 2013, compared to $656,645 for the three months ended March 31, 2012.  Net cash used in operating activities for the three months ended March 31, 2013 was derived primarily from our net loss from continuing operations of $858,283 and a decrease in accounts payable of $652,340, offset by stock-based compensation of $342,880, related party payable of $131,100, and a decrease in accounts receivable of $672,147.  Accounts receivable decreased significantly due to collections made in the three months ended March 31, 2013 resulting from higher revenues at NPI during the three months ended December 31, 2012.  Accounts payable decreased significantly due to payments made in the three months ended March 31, 2013 for expenses incurred during the three months ended December 31, 2012 in support of the higher revenues at NPI.

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

For the three months ended March 31, 2013, our investing activities provided cash of $766,627, compared to $285,898 during the three months ended March 31, 2012. Our financing activities used cash of $235,932 during the three months ended March 31, 2013, compared to cash provided of $320,959 during the three months ended March 31, 2012.

NPI has a line of credit from Trustmark Bank in the amount of $2,000,000, which has a maturity date of April 30, 2014.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at March 31, 2013 were $15,648,322, compared to $16,578,479 at December 31, 2012, representing a decrease of $930,157.  At March 31, 2013, consolidated working capital was $9,967,226, compared to working capital of $9,239,149 at December 31, 2012, representing an increase of $728,077.  Total assets as of March 31, 2013, included real estate held for sale of $7,572,614 (see Note 6), inventories of $1,820,236, accounts receivable of $1,513,692, cash and cash equivalents of $1,189,863, $577,373 in notes receivable, $130,058 in oil and gas properties, and $1,960,360 of property and equipment.

We had total liabilities of $5,042,731 as of March 31, 2013, which included $2,210,722 of current liabilities, mainly consisting of $633,001 of accounts payable and accrued expenses, $1,376,621 of current installments of long-term debt, and long-term liabilities of $2,832,009, consisting of long-term debt (less current installments) of $2,786,463, accrued pension expense of $43,862, and asset retirement obligation of $1,684.

Cash flow from operations.  Net cash used in operating activities from continuing operations was $357,286 for the three months ended March 31, 2013, compared to $656,645 for the three months ended March 31, 2012.  Net cash used in operating activities for the three months ended March 31, 2013 was derived from our net loss from continuing operations of $858,283, which included non-cash expenses of $366,255, including depreciation, depletion, and amortization of $21,897, share-based compensation of $342,880, and amortization of guarantor fee of $1,478.  Our net loss from continuing operations of $572,941 for the three months ended March 31, 2012 included non-cash expenses of $29,228, including depreciation and amortization of $17,196 and amortization of guarantor fee of $12,032.  Accounts receivable decreased by $672,147 during the three months ended March 31, 2013, compared to $173,345 during the same period in 2012.  Accounts payable decreased by $652,340 during the three months ended March 31, 2013, compared to an increase of $27,884 during the same period in 2012.  Accounts receivable decreased significantly due to collections made in the three months ended March 31, 2013 resulting from higher revenues at NPI during the three months ended December 31, 2012.  Accounts payable decreased significantly due to payments made in the three months ended March 31, 2013 for expenses incurred during the three months ended December 31, 2012 in support of the higher revenues at NPI.  Our inventories decreased by $12,068 for the three months ended March 31, 2013, compared to an increase of $225,043 during the three months ended March 31, 2012.  Accounts payable- related party increased for the three months ended March 31, 2013 due to the lease acquisition by Brenham from KDT.

Cash flow from investing activities. For the three months ended March 31, 2013, our investing activities provided cash of $766,627 primarily as a result of proceeds from notes receivable of $806,369, offset by the purchase of oil and gas properties of $50,000. Our investing activities provided cash of $285,898 during the three months ended March 31, 2012, primarily as a result of proceeds from the sale of real estate of $340,202, offset by an investment in a certificate of deposit of $50,000.

Cash flow from financing activities. Our financing activities used cash of $235,932 during the three months ended March 31, 2013, primarily as a result of payments on debt of $162,778 and a reduction in bank overdrafts of $80,598.  During the three months ended March 31, 2012, our financing activities provided cash of $320,959, primarily as a result of net borrowings under lines of credit agreements of $363,500 and an increase in bank overdrafts of $24,823, offset by payments on debt of $73,840.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On May 7, a settlement agreement was reached, whereby American will receive $7,500 from Rubicon and Joe Mangiapane, Jr. for the release of all claims arising out of or in connection with this suit.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2012.

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

  Dated: May 17, 2013

/s/ SHERRY L. MCKINZEY

  CHIEF FINANCIAL OFFICER

  Dated: May 17, 2013