Form 10-Q
period 2013-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2013-08-14
CIK 1073146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 14, 2013 is 1,915,494 shares of common stock and 1,000 shares of preferred stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$ 1,008,807	$ 1,016,454
Trading securities	43,024	-
Accounts receivable from related parties	494	2,494
Accounts receivable, less allowance for doubtful accounts
of $45,998 and $36,805, respectively	1,144,910	2,185,839
Notes receivable – related party	-	181,000
Current portion of notes receivable	75,094	1,325,851
Inventories, net	2,002,976	1,832,304
Real estate held for sale	7,480,417	7,031,614
Prepaid expenses and other current assets	115,687	62,340
Total current assets	11,871,409	13,637,896

Long-term notes receivable, less current portion	515,603	57,891
Oil and gas properties	97,690	8,400
Property and equipment, net of accumulated depreciation and amortization	1,948,954	1,971,766
Goodwill	674,539	674,539
Patents, trademarks and tooling, net of accumulated amortization	158,652	158,982
Marketable securities - available for sale	39,000	65,000
Other assets	4,005	4,005
Total assets	$ 15,309,852	$ 16,578,479
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 835,223	$ 1,303,761
Bank overdrafts	-	80,598
Accounts and notes payable to related parties	131,100	12,026
Current installments of long-term debt	4,199,939	3,002,362
Total current liabilities	5,166,262	4,398,747

Accrued pension expense	41,427	48,708
Asset retirement obligation	1,957	-
Long-term debt, less current installments	-	1,303,000
Total liabilities	5,209,646	5,750,455

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
2,140,714 and 1,619,714 shares issued, respectively and
1,916,194 and 1,406,144 shares outstanding, respectively	2,141	1,620
Additional paid-in capital	38,717,158	38,088,576
Stock subscription receivable	-	(72,000)
Accumulated deficit	(26,486,883)	(25,196,480)
Accumulated other comprehensive loss	(1,366,000)	(1,340,000)
Less treasury stock, at cost; 224,520 and 213,570 shares, respectively	(867,277)	(851,807)
Total American International Industries, Inc. equity	9,999,140	10,629,910
Non-controlling interest	101,066	198,114
Total equity	10,100,206	10,828,024
Total liabilities and equity	$ 15,309,852	$ 16,578,479

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$ 1,017,146	$ 979,027	$ 2,534,749	$ 2,132,441
Costs and expenses:
Cost of sales	776,742	699,483	1,894,741	1,500,299
Selling, general and administrative	845,820	1,079,870	2,106,849	2,062,715
Total operating expenses	1,622,562	1,779,353	4,001,590	3,563,014

Loss on sale of assets	(38,546)	(55,272)	(38,546)	(68,010)

Operating loss	(643,962)	(855,598)	(1,505,387)	(1,498,583)

Other income (expenses):
Interest and dividend income	30,248	19,057	50,774	19,434
Botts lawsuit settlement	-	(49,281)	-	(49,281)
Rubicon lawsuit settlement	7,500	-	7,500	-
Realized gains on the sale of trading securities, net	23,953	12,764	132,627	12,764
Unrealized losses on trading securities, net	(28,533)	(78,604)	(88,323)	(8,458)
Interest expense	(59,538)	(58,504)	(123,799)	(117,512)
Other income, net	-	218	-	18,549
Total other expense	(26,370)	(154,350)	(21,221)	(124,504)

Loss before income tax	(670,332)	(1,009,948)	(1,526,608)	(1,623,087)
Income tax expense (benefit)	4,113	13,640	6,120	(26,558)
Loss from continuing operations, net of income taxes	(674,445)	(1,023,588)	(1,532,728)	(1,596,529)
Gain on disposal of discontinued operations	-	1,498,327	-	1,498,327
Loss from discontinued operations, net of income taxes	-	-	-	(922,517)
Net income (loss)	(674,445)	474,739	(1,532,728)	(1,020,719)
Net (income) loss attributable to the non-controlling interest	28,246	(166,194)	242,325	363,363
Net income (loss) attributable to American International Industries, Inc.	$ (646,199)	$ 308,545	$ (1,290,403)	$ (657,356)
Net income (loss) per common share - basic and diluted:
Continuing operations	$ (0.34)	$ (0.78)	$ (0.71)	$ (0.80)
Discontinued operations	-	0.98	-	0.37
Total	$ (0.34)	$ 0.20	$ (0.71)	$ (0.43)

Weighted average common shares outstanding - basic and diluted	1,914,257	1,533,211	1,813,745	1,533,282

Comprehensive income (loss):
Net income (loss)	$ (674,445)	$ 474,739	$ (1,532,728)	$ (1,020,719)
Unrealized gain (loss) on marketable securities	26,000	7,540	(26,000)	5,200
Total comprehensive income (loss)	(648,445)	482,279	(1,558,728)	(1,015,519)
Comprehensive (income) loss attributable to the non-controlling interests	28,246	(166,194)	242,325	363,363
Comprehensive income (loss) attributable to American International Industries, Inc.	$ (620,199)	$ 316,085	$ (1,316,403)	$ (652,156)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,532,728)	$ (1,020,719)
Income from discontinued operations, net of income taxes	-	575,810
Net loss from continuing operations	(1,532,728)	(1,596,529)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation, accretion, depletion, and amortization	44,248	37,908
Share-based compensation	342,880	22,600
Amortization of guarantor fee	2,955	17,027
Other income from forgiveness of debt	-	(15,000)
Loss on sale of assets	38,546	68,010
Realized gains on the sale of trading securities, net	(132,627)	(12,764)
Unrealized losses on trading securities, net	88,323	8,458
Change in operating assets and liabilities:
Accounts receivable	1,040,929	163,340
Inventories	(170,672)	(418,288)
Prepaid expenses and other current assets	(56,302)	(80,266)
Accounts payable – related party	131,100	-
Accounts payable and accrued expenses	(445,086)	56,850
Net cash used in operating activities from continuing operations	(648,434)	(1,748,654)

Cash flows from investing activities from continuing operations:
Investment in certificate of deposit	-	(50,000)
Redemption of certificate of deposit	-	50,000
Purchase of trading securities	(213,808)	(9,069)
Sale of trading securities	184,355	24,231
Proceeds from sale of subsidiary	-	1,600,000
Proceeds from sale of real estate	53,651	462,471
Purchase of property and equipment	-	(3,510)
Purchase of oil and gas properties	(87,500)	-
Purchase of VOMF interest in AMIH	(12,000)	-
Costs of securing patents and trademarks	(20,939)	(67,964)
Issuance of note receivable	(23,700)	-
Proceeds from notes receivable	816,745	82,859
Net cash provided by investing activities from continuing operations	696,804	2,089,018

Cash flows from financing activities from continuing operations:
Proceeds from sale of common stock of subsidiary	100,000	-
Net borrowings under line of credit agreements	67,594	1,094,000
Bank overdrafts	(80,598)	(2,688)
Proceeds from stock subscription receivable	55,500	-
Principal payments on debt	(173,017)	(194,554)
Loans to related parties	(10,026)	(6,446)
Payments for acquisition of treasury stock of subsidiary	-	(2,196)
Payments for acquisition of treasury stock	(15,470)	(21,036)
Net cash provided by (used in) financing activities from continuing operations	(56,017)	867,080

Net increase (decrease) in cash and cash equivalents from continuing operations	(7,647)	1,207,444
Cash and cash equivalents at beginning of period	1,016,454	869,246
Cash and cash equivalents at end of period	$ 1,008,807	$ 2,076,690

For the Six Months Ended June 30,
	2013	2012
Discontinued operations:
Net cash provided by operating activities	$ -	$ 300,902
Net cash used in investing activities	-	(125,399)
Net cash used in financing activities	-	(186,158)
Net decrease in cash and cash equivalents from discontinued operations	-	(10,655)
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$ -	$ -

Supplemental cash flow information:
Interest paid	$ 128,477	$ 110,271
Income taxes paid	$ 3,149	$ -

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$ (26,000)	$ 5,200
Adjustment to non-controlling interest in AMIH and BOG	$ 172,151	$ 565,113
AMIH preferred dividends declared and unpaid	$ -	$ 20,000
Reversal of preferred dividends of AMIH	$ -	$ 1,055,000
Stock issued to related party for real estate	$ 360,000	$ -
Conversion of related party note receivable for real estate	$ 181,000	$ -
Conversion of BOG payable owed to AMIN to equity	$ 125,181	$ -
Capitalized asset retirement costs	$ 1,868	$ -
Receipt of AMIH common shares for stock subscription receivable	$ 16,500	$ -
Note receivable received from sale of subsidiary	$ -	$ 1,400,000

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

Principles of Consolidation

The consolidated financial statements include the accounts of American International Industries, Inc. ("American") and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), in which American holds a 93.2% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 53.3% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's operating assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net loss of $922,517 for the six months ended June 30, 2012 is included in discontinued operations.  On December 19, 2012, the $1,400,000 note receivable from the sale of DSWSI’s assets was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327.

BOG owns oil and gas properties as discussed in Note 8.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American maintains control of BOG through ownership of 65,346,390 shares of BOG's common stock, representing about 53.3% of the outstanding shares as of June 30, 2013.  BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

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

Costs of oil and gas properties are amortized using the units of production method under this method.  Depletion expense calculated per equivalent physical unit of production amounted to $0.35 per barrel of oil equivalent for the three and six months ended June 30, 2013.

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three and six months ended June 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

Net Income (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months and six months ended June 30, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 10,000 options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of June 30, 2013 and December 31, 2012, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

As of June 30, 2013
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ 43,024	$ 43,024	$ 43,024	$ -	$ -
Marketable Securities - available for sale	$ 39,000	$ 39,000	$ 39,000	$ -	$ -

As of December 31, 2012
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$ 65,000	$ 65,000	$ 65,000	$ -	$ -

Subsequent Events

American has evaluated all transactions from June 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Concentrations of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at June 30, 2013, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by $7,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the six months ended June 30, 2013, NPI had one customer that accounted for 16.1% of revenues and 29.2% of trade accounts receivable and one customer that accounted for 15.0% of revenues and 12.4% of accounts receivable on a consolidated basis.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended June 30, 2013 and 2012, American had net unrealized trading losses of $28,533 and $78,604, respectively, related to securities held on those dates.  American recorded net realized gains of $23,953 and $12,764 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, American had net unrealized trading losses of $88,323 and $8,458, respectively, related to securities held on those dates.  American recorded net realized gains of $132,627 and $12,764 for the six months ended June 30, 2013 and 2012, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At June 30, 2013, this investment was valued at $39,000, based on the closing market price of $0.03 per share on that date.  American recognized other comprehensive gains of $26,000 and losses of $26,000 for the three and six months ended June 30, 2013, respectively, for the unrealized changes in market values for this investment.  American recognized other comprehensive gains of $7,540 and $5,200 for the three and six months ended June 30, 2012, respectively, for the unrealized changes in market values for this investment.

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

Long-term note receivables consist of the following:

	June 30, 2013	December 31, 2012
Unsecured note receivable for sale of former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$ 281,073	$ 287,442
Note receivable for the sale of DSWSI, interest due monthly at 5%, principal due on or before April 3, 2017, or upon sale of the 3.2 acre property securing the note	-	800,000
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (b)	609,624	596,300
Total notes receivable	890,697	1,683,742
Reserve due to uncertainty of collectability	(300,000)	(300,000)
	590,697	1,383,742
Less current portion	(75,094)	(1,325,851)
Long-term notes receivable	$ 515,603	$ 57,891

(a) Sale of former subsidiary, Marald, Inc., principal and interest due monthly through June 1, 2022.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above.  Since April 2013, no payments have been received on this note.  American has filed a lawsuit for the total amount owed plus interest and attorney’s fees.

(b) Unsecured note receivable due April 1, 2018. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On September 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  On April 1, 2013, American and Shell executed a $620,000 note agreement whereby Shell will make monthly payments in the amount of $5,000, beginning May 1, 2013, with a balloon payment for the remaining amount owed due on or before April 1, 2018.

American has reserved a total of $300,000 on all notes in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at June 30, 2013.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and six months ended June 30, 2013 and 2012, American recognized interest income of $30,195, $50,558, $18,890, and $19,187, respectively, on the notes receivable.

Note 5 - Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Finished goods	$ 2,020,451	$ 1,865,141
Less reserve for obsolescence	(17,475)	(32,837)
	$ 2,002,976	$ 1,832,304

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	June 30, 2013	December 31, 2012
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 8 and 9 units as of June 30, 2013 and December 31, 2012, respectively (a)	1,059,639	1,151,836
50% interest in 96 acres - vacant commercial use land in Galveston County, Texas (b)	541,000	-
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
19 acres - vacant mixed use land in Houston, Texas	1,072,833	1,072,833
12 acres - vacant mixed use land in Houston, Texas	742,731	742,731
174 acres in Waller County, Texas	1,684,066	1,684,066
	$ 7,480,417	$ 7,031,614

(a)

Dawn Condominium units on the waterfront in Galveston, Texas - During the three months ended June 30, 2013, one Dawn Condominium unit was sold for $53,651, resulting in a loss on sale of assets of $38,546.

(b)

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

Discontinued operations for the three and six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's operating assets and associated liabilities of $1,501,673.  DSWSI's net loss of $922,517 for the six months ended June 30, 2012 is included in discontinued operations.

The gain on disposal of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable (1)	1,400,000
Total consideration	3,000,000
DSWSI's assets less associated liabilities	1,501,673
Gain on disposal of DSWSI	$ 1,498,327

(1)

On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327.

DSWSI's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Revenues	$ -	$ 3,598,374
Net loss before income tax	$ -	$ (883,373)
Gain on disposal of discontinued operations	$ 1,498,327	$ 1,498,327

Note 8 – Oil and Gas Properties

During the three and six months ended June 30, 2013, depletion expense of oil and gas properties of $52 and $78, respectively, was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three and six months ended June 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of Brenham’s oil and gas properties recorded:

	June 30, 2013	December 31, 2012
Royalty interest in 24 acres in Washington County, Texas (a)	$ -	$ -
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	-
Lease of 394 acres in the Gillock Field (d)	-	-
Capitalized asset retirement costs	1,868	-
Total oil and gas properties	97,768	8,400
Accumulated depletion	(78)	-
Net capitalized costs	$ 97,690	$ 8,400

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

c.

10% working interest in the Pierce Junction Field - On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it.

d.

Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. KDT subsequently extended the payment terms for these amounts to on or before October 31, 2013. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

The following table sets forth the changes in the total cost of oil and gas properties during the six months ended June 30, 2013:

Balance at beginning of period – December 31, 2012	$ 8,400
Acquisition of oil and gas interests:
Cash	87,500
Capitalized asset retirement costs	1,868
Balance at end of period – June 30, 2013	$ 97,768

Note 9 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2013	December 31, 2012
Land	-	$ 1,663,020	$ 1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	150,900	150,900
		2,849,856	2,849,856
Less accumulated depreciation		(900,902)	(878,090)
Net property and equipment		$ 1,948,954	$ 1,971,766

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was $11,406, $22,812, $15,168, and $30,218, respectively.

Note 10 - Intangible Assets

Intangible assets at June 30, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 208,848	$ 50,196	$ 158,652	3-10 years

Intangible assets at December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 187,909	$ 28,927	$ 158,982	3-10 years

Amortization expense for the three and six months ended June 30, 2013 and 2012 was $10,804, $21,269, $5,544, and $7,690, respectively.

Note 11 - Long-term Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	$ 1,357,382	$ 1,374,399
Revolving line of credit to a bank, which allows NPI to borrow up to $2,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due April 30, 2014, secured by assets of NPI. (a)	1,683,557	1,615,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due in May 2014, secured by real property.	1,150,000	1,300,000
Note payable, due in monthly payments of $1,000, with interest at 4%, due March 2014 (a)	9,000	15,000
	4,199,939	4,305,362
Less current portion	(4,199,939)	(3,002,362)
	$ -	$ 1,303,000

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and guarantees from American.

Principal repayment provisions of long-term debt are as follows at June 30, 2013 for the years ending December 31:

2013	$ 1,363,382
2014	2,836,557
Total	$ 4,199,939

Note 12 - Capital Stock and Stock Options

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the three and six months ended June 30, 2013, American recorded amortization of $1,477 and $2,955, respectively.

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

A summary of the status of American's stock options to employees for the six months ended June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2012	10,000	$ 6.00
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of June 30, 2013	10,000	$ 6.00	$ -

Stock-based compensation consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Common shares issued for services	$ -	$ 22,600	$ 342,880	$ 22,600
Stock-based compensation	$ -	$ 22,600	$ 342,880	$ 22,600

During the six months ended June 30, 2013, American issued the following shares for services:

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

During the six months ended June 30, 2012, AMIH declared preferred dividends of $20,000, which were accrued and unpaid.  On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock and accrued dividends of $1,055,000 were forgiven.  On March 11, 2013, American and VOMF entered into a securities purchase agreement whereby American paid $12,000 in exchange for the 41,768 common shares of AMIH owned by VOMF.

Note 13 – Income (Loss) Per Share

The numerator for net income (loss) per common share is determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Loss from continuing operations, net of income taxes	$ (674,445)	$ (1,023,588)	$ (1,532,728)	$ (1,596,529)
Net (income) loss attributable to the non-controlling interest	28,246	(166,194)	242,325	363,363
Net loss from continuing operations	$ (646,199)	$ (1,189,782)	$ (1,290,403)	$ (1,233,166)

Gain on disposal of discontinued operations	$ -	$ 1,498,327	$ -	$ 1,498,327
Loss from discontinued operations, net of income taxes	-	-	-	(922,517)
Net income from discontinued operations	$ -	$ 1,498,327	$ -	$ 575,810

Note 14 - Segment Information

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

•

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of June 30, 2013, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI (Notes 1 and 7).

•

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

•

Brenham Oil & Gas ("BOG") - a 53.3% owned subsidiary that currently owns oil and gas properties (Note 8). Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Northeastern Plastics	$ 1,006,463	$ 964,906	$ 2,508,081	$ 2,110,560
BOG	8,079	132	16,722	411
AITP	2,604	13,989	9,946	21,470
Total revenues	$ 1,017,146	$ 979,027	$ 2,534,749	$ 2,132,441

Operating loss from continuing operations:
Northeastern Plastics	$ (290,471)	$ (229,187)	$ (358,939)	$ (431,541)
AMIH	(36,166)	(54,877)	(74,644)	(76,877)
AITP	(68,681)	(260,986)	(73,562)	(287,947)
BOG	(57,733)	(57,002)	(538,579)	(76,677)
Corporate	(190,911)	(253,546)	(459,663)	(625,541)
Operating loss from continuing operations	(643,962)	(855,598)	(1,505,387)	(1,498,583)
Other expenses from continuing operations	(26,370)	(154,350)	(21,221)	(124,504)
Net loss from continuing operations before income tax	$ (670,332)	$ (1,009,948)	$ (1,526,608)	$ (1,623,087)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation and amortization:
Northeastern Plastics	$ 21,766	$ 19,436	$ 43,194	$ 35,280
BOG	141	-	167	-
Corporate	444	1,276	887	2,628
Total depreciation and amortization	$ 22,351	$ 20,712	$ 44,248	$ 37,908

Interest expense:
Northeastern Plastics	$ 43,678	$ 40,620	$ 91,263	$ 77,032
Corporate	15,860	17,884	32,536	40,480
Total interest expense	$ 59,538	$ 58,504	$ 123,799	$ 117,512

Capital expenditures:
Northeastern Plastics	$ -	$ -	$ -	$ 3,510
BOG	-	-	87,500	-
Total capital expenditures	$ -	$ -	$ 87,500	$ 3,510
Non-cash investing and financing transactions:
AMIH
AMIH dividends declared and unpaid			$ -	$ 20,000
Reversal of preferred dividends of AMIH			$ -	$ 1,055,000
Note receivable received from sale of AMIH’s assets			$ -	$ 1,400,000
BOG
Capitalized asset retirement costs			$ 1,868	$ -
Corporate
Unrealized gain (loss) on marketable securities			$ (26,000)	$ 5,200
Adjustment to non-controlling interest in AMIH and BOG			$ 172,151	$ 565,113
Stock issued to related party for real estate			$ 360,000	$ -
Conversion of related party note receivable for real estate			$ 181,000	$ -
Conversion of BOG payable owed to AMIN to equity			$ 125,181	$ -
Receipt of AMIH common shares for stock subscription receivable			$ 16,500	$ -

	June 30, 2013	December 31, 2012
Identifiable assets:
Northeastern Plastics	$ 6,761,684	$ 7,495,101
AITP	5,989,626	6,555,087
AMIH	2,441,734	2,513,212
BOG	116,808	15,079
Total identifiable assets	$ 15,309,852	$ 16,578,479

Note 15 - Subsequent Events

From July 1, 2013 through August 14, 2013, American paid $1,011 to repurchase 700 shares of its common stock.

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

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of June 30, 2013, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI (Notes 1 and 7).

•

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

•

Brenham Oil & Gas ("BOG") – a 53.3% owned subsidiary that currently owns oil and gas properties (Note 8). Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to the Three and Six months Ended June 30, 2012.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and six months ended June 30, 2013 and 2012.

Net revenues.  Revenues from continuing operations were $1,017,146 for the three months ended June 30, 2013, compared to $979,027 for the three months ended June 30, 2012, representing an increase of $38,119, or 3.9%.  Revenues from continuing operations were $2,534,749 for the six months ended June 30, 2013, compared to $2,132,441 for the six months ended June 30, 2012, representing an increase of $402,308, or 18.9%. NPI's revenues increased by $41,557, or 4.3%, to $1,006,463 for the three months ended June 30, 2013, compared to $964,906 for the same period in the prior year.  NPI's revenues increased by $397,521, or 18.8%, to $2,508,081 for the six months ended June 30, 2013, compared to $2,110,560 for the same period in the prior year.  NPI has added several new customers and expects to add additional medium to large customers this year.  For the three and six months ended June 30, 2013 and 2012, Brenham's revenues were $8,079, $16,722, $132, and $411, respectively.  For the three and six months ended June 30, 2013 and 2012, AITP's revenues were $2,604, $9,946, $13,989, and $21,470, respectively.

Cost of sales and margins.  Cost of sales for the three months ended June 30, 2013 was $776,742, compared to $699,483 for the three months ended June 30, 2012. Cost of sales for the six months ended June 30, 2013 was $1,894,741, compared to $1,500,299 for the six months ended June 30, 2012. Our gross margins for the three and six months ended June 30, 2013 were 23.6% and 25.2%, respectively, compared to gross margins for the three and six months ended June 30, 2012 of 28.6% and 29.6%. The decrease in margins was primarily due to the product mix at NPI.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended June 30, 2013 were $845,820, compared to $1,079,870 in the prior year, representing a decrease of $234,050, or 21.7%.  Consolidated selling, general and administrative expenses for the six months ended June 30, 2013 were $2,106,849, compared to $2,062,715 in the prior year, representing an increase of $44,134, or 2.1%.  General and administrative expenses for the three months ended June 30, 2013 decreased from the same period in the prior year primarily due to lower legal and professional expenses and lower property tax expenses. During the three and six months ended June 30, 2012, AITP incurred $157,759 in property tax expenses for past due amounts owed on the Dawn Condominiums.

Gain (loss) on sale of assets. Loss on sale of assets for the three and six months ended June 30, 2013 was $38,546 and $38,546, respectively, compared to $55,272 and $68,010, respectively, for the three and six months ended June 30, 2012. During the three months ended June 30, 2013, one Dawn Condominium unit was sold for $53,651, resulting in a loss on sale of assets of $38,546.  During the three months ended June 30, 2012, one Dawn Condominium unit was sold for $122,269, resulting in a loss on sale of assets of $55,272. During the six months ended June 30, 2012, four Dawn Condominium units were sold for $462,471, resulting in a loss on sale of assets of $68,010.  (see Note 6 to the consolidated financial statements).

Income (loss) from operations. We had operating losses of $643,962 and $1,505,387, respectively, for the three and six months ended June 30, 2013, compared to $855,598 and $1,498,583, respectively, for the three and six months ended June 30, 2012.

Total other income/expenses. Other expenses were $26,370 for the three months ended June 30, 2013, compared to $154,350 for the three months ended June 30, 2012.  Other expenses were $21,221 for the six months ended June 30, 2013, compared to $124,504 for the six months ended June 30, 2012.  Other expenses for the three and six months ended June 30, 2012 included an expense of $49,281 for the Botts lawsuit settlement. Other expenses for the three months ended June 30, 2013 included non-cash unrealized losses on trading securities of $28,533, compared to $78,604 for the three months ended June 30, 2012.  Realized gains on trading securities for the three months ended June 30, 2013 were $23,953 compared $12,764 for the three months ended June 30, 2012.  Other expenses for the six months ended June 30, 2013 included non-cash unrealized losses on trading securities of $88,323, compared to $8,458 for the six months ended June 30, 2012.  Realized gains on trading securities for the six months ended June 30, 2013 were $132,627 compared to $12,764 for the six months ended June 30, 2012.  Interest expense was $59,538 during the three-month period ended June 30, 2013, compared to $58,504 during the same period in the prior year.  Interest expense was $123,799 during the six-month period ended June 30, 2013, compared to $117,512 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $674,445, or $0.34 per share, for the three months ended June 30, 2013, compared to $1,023,588, or $0.78 per share, for the three months ended June 30, 2012.  We had a net loss from continuing operations of $1,532,728, or $0.71 per share, for the six months ended June 30, 2013, compared to $1,596,529, or $0.80 per share, for the six months ended June 30, 2012.  We had net income from discontinued operations of $0, or $0.00 per share, for the three months ended June 30, 2013, compared to $1,498,327, or $0.98 per share, for the same period in the prior year.  We had net income from discontinued operations of $0, or $0.00 per share, for the six months ended June 30, 2013, compared to net income of $575,810, or $0.37 per share, for the six months ended June 30, 2012.  Discontinued operations for the six months ended June 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total initial consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (On December 19, 2012, the $1,400,000 note receivable from the sale of DSWSI’s assets was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327. See Note 7 to the consolidated financial statements).  Net income from discontinued operations for the six months ended June 30, 2012 includes DSWSI's net loss of $922,517.

Our net loss was $646,199, or $0.34 per share, for the three months ended June 30, 2013, compared to net income of $308,545, or $0.20 per share, for the three months ended June 30, 2012.  Our net loss was $1,290,403, or $0.71 per share, for the six months ended June 30, 2013, compared to $657,356, or $0.43 per share, for the six months ended June 30, 2012.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from notes receivable of $816,745.

Capital expenditures for the six months ended June 30, 2013 were $87,500 compared to $3,510 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $648,434 for the six months ended June 30, 2013, compared to $1,748,654 for the six months ended June 30, 2012.  Net cash used in operating activities for the six months ended June 30, 2013 was derived primarily from our net loss from continuing operations of $1,532,728, a decrease in accounts payable of $445,086, and an increase in inventories of $170,672, offset by stock-based compensation of $342,880, related party payable of $131,100, and a decrease in accounts receivable of $1,040,929.  Accounts receivable decreased significantly due to collections made in the six months ended June 30, 2013 resulting from higher revenues at NPI during the three months ended December 31, 2012.  Accounts payable decreased significantly due to payments made in the six months ended June 30, 2013 for expenses incurred during the three months ended December 31, 2012 in support of the higher revenues at NPI.

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

For the six months ended June 30, 2013, our investing activities provided cash of $696,804, compared to $2,089,018 during the six months ended June 30, 2012. Our financing activities used cash of $56,017 during the six months ended June 30, 2013, compared to cash provided of $867,080 during the six months ended June 30, 2012.

NPI has a line of credit from Trustmark Bank in the amount of $2,000,000, which has a maturity date of April 30, 2014.

We believe that our cash on hand, operating cash flows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at June 30, 2013 were $15,309,852, compared to $16,578,479 at December 31, 2012, representing a decrease of $1,268,627.  At June 30, 2013, consolidated working capital was $6,705,147, compared to working capital of $9,239,149 at December 31, 2012, representing a decrease of $2,534,002.  Total assets as of June 30, 2013, included real estate held for sale of $7,480,417 (see Note 6), inventories of $2,002,976, accounts receivable of $1,144,910, cash and cash equivalents of $1,008,807, $590,697 in notes receivable, $97,690 in oil and gas properties, and $1,948,954 of property and equipment.

We had total liabilities of $5,209,646 as of June 30, 2013, which included $5,166,262 of current liabilities, consisting of $835,223 of accounts payable and accrued expenses, $131,100 in accounts and notes payable to related parties, and $4,199,939 of current installments of long-term debt, and long-term liabilities of $43,385, consisting of accrued pension expense of $41,427 and asset retirement obligation of $1,957.

Cash flow from operations.  Net cash used in operating activities from continuing operations was $648,434 for the six months ended June 30, 2013, compared to $1,748,654 for the six months ended June 30, 2012.  Net cash used in operating activities for the six months ended June 30, 2013 was derived from our net loss from continuing operations of $1,532,728, which included non-cash expenses of $390,083, including depreciation, depletion, and amortization of $44,248, share-based compensation of $342,880, and amortization of guarantor fee of $2,955.  Our net loss from continuing operations of $1,596,529 for the six months ended June 30, 2012 included non-cash expenses of $77,535, including depreciation and amortization of $37,908, share-based compensation of $22,600, and amortization of guarantor fee of $17,027.  Accounts receivable decreased by $1,040,929 during the six months ended June 30, 2013, compared to $163,340 during the same period in 2012.  Accounts payable decreased by $445,086 during the six months ended June 30, 2013, compared to an increase of $56,850 during the same period in 2012.  Accounts receivable decreased significantly due to collections made in the six months ended June 30, 2013 resulting from higher revenues at NPI during the three months ended December 31, 2012.  Accounts payable decreased significantly due to payments made in the six months ended June 30, 2013 for expenses incurred during the three months ended December 31, 2012 in support of the higher revenues at NPI.  Our inventories increased by $170,672 for the six months ended June 30, 2013, compared to an increase of $418,288 during the six months ended June 30, 2012.  Accounts payable- related party increased by $131,100 for the six months ended June 30, 2013 due to the lease acquisition by Brenham from KDT.

Cash flow from investing activities. For the six months ended June 30, 2013, our investing activities provided cash of $696,804 primarily as a result of proceeds from notes receivable of $816,745, sales of trading securities of $184,355, offset by purchases of trading securities of $213,808 and the purchase of oil and gas properties of $87,500. Our investing activities provided cash of $2,089,018 during the six months ended June 30, 2012, primarily as a result of proceeds from the sale of the assets of DSWSI of $1,600,000 and proceeds from the sale of real estate of $462,471.

Cash flow from financing activities. Our financing activities used cash of $56,017 during the six months ended June 30, 2013, primarily as a result of payments on debt of $173,017 and a reduction in bank overdrafts of $80,598, offset by proceeds from the sale of common stock of a subsidiary of $100,000, net borrowings under line of credit agreements of $67,594, and proceeds from stock subscription receivables of $55,500.  During the six months ended June 30, 2012, our financing activities provided cash of $867,080, primarily as a result of net borrowings under lines of credit agreements of $1,094,000, offset by payments on debt of $194,554.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On May 7, 2013, a settlement agreement was reached, whereby American received $7,500 from Rubicon and Joe Mangiapane, Jr. for the release of all claims arising out of or in connection with this suit.

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

/s/ DANIEL DROR

   CEO AND CHAIRMAN

  Dated: August 14, 2013

/s/ SHERRY L. MCKINZEY

  CHIEF FINANCIAL OFFICER

  Dated: August 14, 2013