Form 10-K/A
period 2012-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2013-09-05
CIK 1073146

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This amendment to Form 10-K is being filed to add additional accounting policy disclosures which were erroneously excluded in our initial filing.  Please note that this change did not affect the Consolidated Balance Sheets, the Consolidated Statements of Operations, the Consolidated Statements of Changes in Stockholder's Equity, and the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011.  No other items have been changed or updated from our initial filing.

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

On August 13, 2012, AMIH affected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K/A have been adjusted retroactively to reflect the reverse stock split.

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

On October 17, 2012, American effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for ten (1:10) basis. All share and per share amounts for American contained in this Form 10K/A have been retroactively adjusted to reflect the reverse stock split.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts for AMIH contained in this Form 10K/A have been retroactively adjusted to reflect the reverse stock split.

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

If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At December 31, 2012 and 2011, American completed its annual impairment testing of goodwill. During, each year, there were no events or circumstances that would have indicated potential impairment. At December 31, 2012 and 2011, the carrying amount of NPI did not exceed its fair value and as a result, no impairment loss was recognized.

Revenue Recognition

Revenue is recognized when the earnings process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. Delta receives purchase orders for all of its service work and related pipe sales. All sales are recorded when the work is completed or when the pipe is sold.  NPI has purchase orders for all sales, of which many of the items are requested to be container shipped and shipped directly to the end users. All sales are recorded when the inventory items are shipped. Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues. American has no significant sales returns or allowances.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2012, American had not recorded any tax benefits from uncertain tax positions.

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

American International Industries, Inc.

By /s/ Daniel Dror

Daniel Dror

President, Chief Executive Officer and Director

September 5, 2013

By /s/ Sherry L. McKinzey

Sherry L. McKinzey

Chief Financial Officer

September 5, 2013

By /s/ Charles R. Zeller

Charles R. Zeller

Director

September 5, 2013

By /s/ Thomas J. Craft, Jr.

Thomas J. Craft, Jr.

Director

September 5, 2013

By /s/ ______________

Scott Wolinsky

Director

September 5, 2013