Form 10-Q
period 2013-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2013-11-14
CIK 1073146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2013 is 1,818,376 shares of common stock and 1,000 shares of preferred stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$ 936,302	$ 1,016,454
Accounts receivable from related parties	3,294	2,494
Accounts receivable, net of allowance for doubtful accounts
of $52,447 and $36,805, respectively	2,173,908	2,185,839
Notes receivable – related party	-	181,000
Short-term notes receivable	50,000	-
Current portion of long-term notes receivable	89,152	1,325,851
Inventories, net	1,803,483	1,832,304
Real estate held for sale	8,635,776	7,031,614
Prepaid expenses and other current assets	43,333	62,340
Total current assets	13,735,248	13,637,896

Long-term notes receivable, less current portion	595,546	57,891
Oil and gas properties, net	97,765	8,400
Property and equipment, net of accumulated depreciation and amortization	783,210	1,971,766
Goodwill	674,539	674,539
Patents, trademarks and tooling, net of accumulated amortization	153,838	158,982
Marketable securities - available for sale	26,000	65,000
Other assets	4,005	4,005
Total assets	$ 16,070,151	$ 16,578,479
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,620,971	$ 1,303,761
Bank overdrafts	19,326	80,598
Accounts and notes payable to related parties	134,657	12,026
Current portion of long-term debt	4,241,335	3,002,362
Total current liabilities	6,016,289	4,398,747

Accrued pension expense	38,972	48,708
Asset retirement obligation	2,060	-
Long-term debt, less current portion	-	1,303,000
Total liabilities	6,057,321	5,750,455

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
2,138,986 and 1,619,714 shares issued, respectively and
1,910,616 and 1,406,144 shares outstanding, respectively	2,139	1,620
Additional paid-in capital	38,714,464	38,088,576
Stock subscription receivable	-	(72,000)
Accumulated deficit	(26,515,467)	(25,196,480)
Accumulated other comprehensive loss	(1,379,000)	(1,340,000)
Less: treasury stock, at cost; 228,370 and 213,570 shares, respectively	(872,975)	(851,807)
Total American International Industries, Inc. equity	9,949,162	10,629,910
Non-controlling interest	63,668	198,114
Total equity	10,012,830	10,828,024
Total liabilities and equity	$ 16,070,151	$ 16,578,479

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$ 2,695,283	$ 3,121,692	$ 5,230,032	$ 5,254,133
Costs and expenses:
Cost of revenue	2,094,948	2,382,994	3,989,689	3,883,293
Selling, general and administrative	736,802	824,304	2,843,651	2,887,019
Total operating expenses	2,831,750	3,207,298	6,833,340	6,770,312

Loss on sale of assets	-	(203,992)	(38,546)	(272,002)

Operating loss	(136,467)	(289,598)	(1,641,854)	(1,788,181)

Other income (expenses):
Interest and dividend income	1,561	21,068	52,335	40,502
Botts lawsuit settlement	-	-	-	(49,281)
NPI lawsuit settlement	-	(34,400)	-	(54,500)
Shumate lawsuit settlement	-	(40,000)	-	(40,000)
Rubicon lawsuit settlement	-	-	7,500	-
Realized gains on the sale of trading securities, net	67,679	30,233	200,306	42,997
Unrealized gains (losses) on trading securities, net	46,615	4,384	(41,708)	(4,074)
Interest expense	(62,160)	(56,808)	(185,959)	(174,320)
Other income (expense), net	20,023	(49,282)	20,023	(10,633)
Total other income (expense)	73,718	(124,805)	52,497	(249,309)

Loss before income tax	(62,749)	(414,403)	(1,589,357)	(2,037,490)
Income tax expense (benefit)	2,835	3,340	8,955	(23,218)
Loss from continuing operations, net of income taxes	(65,584)	(417,743)	(1,598,312)	(2,014,272)
Gain on disposal of discontinued operations	-	-	-	1,498,327
Loss from discontinued operations, net of income taxes	-	-	-	(922,517)
Net loss	(65,584)	(417,743)	(1,598,312)	(1,438,462)
Net loss attributable to the non-controlling interest	37,000	27,143	279,325	390,506
Net loss attributable to American International Industries, Inc.	$ (28,584)	$ (390,600)	$ (1,318,987)	$ (1,047,956)
Net income (loss) per common share - basic and diluted:
Continuing operations	$ (0.01)	$ (0.26)	$ (0.71)	$ (1.07)
Discontinued operations	-	-	-	0.38
Total	$ (0.01)	$ (0.26)	$ (0.71)	$ (0.69)

Weighted average common shares outstanding - basic and diluted	1,912,927	1,483,851	1,847,169	1,516,649

Comprehensive loss:
Net loss	$ (65,584)	$ (417,743)	$ (1,598,312)	$ (1,438,462)
Unrealized gain (loss) on marketable securities	(13,000)	-	(39,000)	5,200
Total comprehensive loss	(78,584)	(417,743)	(1,637,312)	(1,433,262)
Comprehensive loss attributable to the non-controlling interests	37,000	27,143	279,325	390,506
Comprehensive loss attributable to American International Industries, Inc.	$ (41,584)	$ (390,600)	$ (1,357,987)	$ (1,042,756)

See accompanying notes to unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (1,598,312)	$ (1,438,462)
Income from discontinued operations, net of income taxes	-	575,810
Net loss from continuing operations	(1,598,312)	(2,014,272)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation, accretion, depletion, and amortization	67,012	61,806
Share-based compensation	342,880	42,600
Amortization of guarantor fee	4,433	18,505
Other income from forgiveness of debt	-	(15,000)
Loss on sale of assets	38,546	272,002
Realized gains on the sale of trading securities, net	(200,306)	(42,997)
Unrealized losses on trading securities, net	41,708	4,074
Change in operating assets and liabilities:
Accounts receivable	(85,546)	(1,350,249)
Inventories	28,821	(211,015)
Prepaid expenses and other current assets	14,574	(18,054)
Accounts payable – related party	131,100	-
Accounts payable and accrued expenses	298,765	1,123,637
Net cash used in operating activities from continuing operations	(916,325)	(2,128,963)

Cash flows from investing activities from continuing operations:
Investment in certificate of deposit	-	(50,000)
Redemption of certificate of deposit	-	50,000
Purchase of trading securities	(44,090)	(211,552)
Sale of trading securities	209,187	426,783
Proceeds from sale of subsidiary	-	1,600,000
Proceeds from sale of real estate	53,651	511,601
Purchase of property and equipment	(1,082)	(3,510)
Purchase of oil and gas properties	(87,500)	-
Purchase of VOMF interest in AMIH	(12,000)	-
Costs of securing patents, trademarks and tooling	(27,394)	(112,274)
Issuance of notes receivable	(73,700)	-
Proceeds from notes receivable	820,221	89,102
Net cash provided by investing activities from continuing operations	837,293	2,300,150

Cash flows from financing activities from continuing operations:
Proceeds from sale of common stock of subsidiary	100,000	-
Net borrowings under line of credit agreements	122,094	884,000
Bank overdrafts	(61,272)	(4,609)
Proceeds from stock subscription receivable	55,500	-
Proceeds from the issuance of debt	-	20,000
Principal payments on debt	(186,121)	(269,774)
Loans to related parties	(9,269)	(187,232)
Payments for acquisition of treasury stock of subsidiary	(884)	(4,255)
Payments for acquisition of treasury stock	(21,168)	(204,715)
Net cash provided by (used in) financing activities from continuing operations	(1,120)	233,415

Net increase (decrease) in cash and cash equivalents from continuing operations	(80,152)	404,602
Cash and cash equivalents at beginning of period	1,016,454	869,246
Cash and cash equivalents at end of period	$ 936,302	$ 1,273,848

For the Nine Months Ended September 30,
	2013	2012
Discontinued operations:
Net cash provided by operating activities	$ -	$ 300,902
Net cash used in investing activities	-	(125,399)
Net cash used in financing activities	-	(186,158)
Net decrease in cash and cash equivalents from discontinued operations	-	(10,655)
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$ -	$ -

Supplemental cash flow information:
Interest paid	$ 189,370	$ 174,152
Income taxes paid	$ 3,149	$ -

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$ (39,000)	$ 5,200
Adjustment to non-controlling interest in AMIH and BOG	$ 172,136	$ 563,319
AMIH preferred dividends declared and unpaid	$ -	$ 20,000
Reversal of preferred dividends of AMIH	$ -	$ 1,055,000
Stock issued to related party for real estate	$ 360,000	$ -
Conversion of related party note receivable for real estate	$ 181,000	$ -
Conversion of BOG payable owed to AMIN to equity	$ 125,181	$ -
Capitalized asset retirement costs	$ 1,966	$ -
Receipt of AMIH common shares for stock subscription receivable	$ 16,500	$ -
Note receivable received from sale of subsidiary	$ -	$ 1,400,000

See accompanying notes to unaudited consolidated financial statements.

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

Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's operating assets and associated liabilities of $1,501,673 (Note 7).  DSWSI's net loss of $922,517 for the nine months ended September 30, 2012 is included in discontinued operations.  On December 19, 2012, the $1,400,000 note receivable from the sale of DSWSI’s assets was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327.

BOG owns oil and gas properties as discussed in Note 8.  Through BOG, the Company is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa. American maintains control of BOG through ownership of 65,346,390 shares of BOG's common stock, representing about 53.3% of the outstanding shares as of September 30, 2013.  BOG is a separate reporting company, and BOG's common stock is quoted on the Over-The-Counter Bulletin Board beginning in August 2011.

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

Costs of oil and gas properties are amortized using the units of production method under this method.  Depletion expense calculated per equivalent physical unit of production amounted to $0.35 per barrel of oil equivalent for the nine months ended September 30, 2013.

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three and nine months ended September 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months and nine months ended September 30, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 10,000 stock options to purchase shares of common stock that were not "in the money".

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

Fair Value of Financial Instruments

Effective January 1, 2008, American adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of September 30, 2013 and December 31, 2012, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

As of September 30, 2013
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$ 26,000	$ 26,000	$ 26,000	$ -	$ -

As of December 31, 2012
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$ 65,000	$ 65,000	$ 65,000	$ -	$ -

Subsequent Events

American has evaluated all transactions from September 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 2 - Concentrations of Credit Risk

American maintains its cash and certificates of deposit in commercial accounts at major financial institutions. The FDIC no longer has limits on non-interest bearing accounts. Although the financial institutions are considered creditworthy, at September 30, 2013, American's cash and certificates of deposit balances held in banks in interest bearing accounts exceeded the limit covered by the Federal Deposit Insurance Corporation by $7,200. The terms of these deposits are on demand to minimize risk. American has not incurred losses related to these deposits.

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the nine months ended September 30, 2013, NPI had one customer that accounted for 13.5% of revenues and 18.3% of trade accounts receivable and one customer that accounted for 13.5% of revenues on a consolidated basis.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the three months ended September 30, 2013 and 2012, American had net unrealized trading gains of $46,615 and $4,384 respectively, related to securities held on those dates.  American recorded net realized gains of $67,679 and $30,233 for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, American had net unrealized trading losses of $41,708 and $4,074, respectively, related to securities held on those dates.  American recorded net realized gains of $200,306 and $42,997 for the nine months ended September 30, 2013 and 2012, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At September 30, 2013, this investment was valued at $26,000, based on the closing market price of $0.02 per share on that date.  American recognized other comprehensive losses of $13,000 and $39,000 for the three and nine months ended September 30, 2013, respectively, for the unrealized changes in market values for this investment.  American recognized other comprehensive gains of $5,200 for nine months ended September 30, 2012, for the unrealized change in market value for this investment.

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

Note 4 - Notes receivable

Short-term notes receivable consists of the following:

	September 30, 2013	December 31, 2012
Unsecured note receivable, interest at 5%, principal due on July 10, 2014	$ 50,000	$ -

Notes receivable - related party:

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

Long-term note receivables consist of the following:

	September 30, 2013	December 31, 2012
Unsecured note receivable for sale of a former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$ 281,073	$ 287,442
Note receivable for the sale of DSWSI, interest due monthly at 5%, principal due on or before April 3, 2017, or upon sale of the 3.2 acre property securing the note	-	800,000
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (b)	606,148	596,300
Total notes receivable	887,221	1,683,742
Reserve due to uncertainty of collectability	(202,523)	(300,000)
	684,698	1,383,742
Less: current portion	(89,152)	(1,325,851)
Long-term notes receivable	$ 595,546	$ 57,891

(a) Sale of Marald, Inc., principal and interest due monthly through June 1, 2022.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above.  Since April 2013, no payments have been received on this note.  American has filed a lawsuit for the total amount owed plus interest and attorney’s fees.

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

American has reserved a total of $202,523 on all notes in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at September 30, 2013.

Interest income on notes receivable is recognized principally by the simple interest method.  During the three and nine months ended September 30, 2013 and 2012, American recognized interest income of $1,524, $52,082, $20,479, and $39,666, respectively, on its outstanding notes receivable.

Note 5 - Inventories

Inventories consisted of the following of NPI:

	September 30, 2013	December 31, 2012
Finished goods	$ 1,820,958	$ 1,865,141
Less reserve for obsolescence	(17,475)	(32,837)
Inventories, net	$ 1,803,483	$ 1,832,304

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	September 30, 2013	December 31, 2012
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 8 and 9 units as of September 30, 2013 and December 31, 2012, respectively (a)	1,059,639	1,151,836
50% interest in 96 acres - vacant commercial use land in Galveston County, Texas (b)	541,000	-
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
19 acres - vacant mixed use land in Houston, Texas	1,072,833	1,072,833
12 acres - vacant mixed use land in Houston, Texas	742,731	742,731
17 acres - vacant mixed use land in Houston, Texas (c)	1,155,359	-
174 acres in Waller County, Texas	1,684,066	1,684,066
	$ 8,635,776	$ 7,031,614

(a)

Dawn Condominium units on the waterfront in Galveston, Texas - During the nine months ended September 30, 2013, one Dawn Condominium unit was sold for $53,651, resulting in a loss on sale of assets of $38,546.

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

(c)

17 acres - vacant mixed use land in Houston, Texas - During the nine months ended September 30, 2013, NPI transferred this 17-acre tract of land from property and equipment to real estate held for sale (Note 9).  This property has been listed with a broker and American is actively pursuing a sale of this property.

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

Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's operating assets and associated liabilities of $1,501,673.  DSWSI's net loss of $922,517 for the nine months ended September 30, 2012 is included in discontinued operations.

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

DSWSI's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Revenues	$ -	$ 3,598,374
Net loss before income tax	$ -	$ (883,373)
Gain on disposal of discontinued operations	$ -	$ 1,498,327

Note 8 – Oil and Gas Properties

During the three and nine months ended September 30, 2013, depletion expense of oil and gas properties of $23 and $101, respectively, was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the three and nine months ended September 30, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of BOG’s oil and gas properties recorded:

	September 30, 2013	December 31, 2012
Royalty interest in 24 acres in Washington County, Texas (a)	$ -	$ -
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	-
Lease of 394 acres in the Gillock Field (d)	-	-
Capitalized asset retirement costs	1,966	-
Total oil and gas properties	97,866	8,400
Accumulated depletion	(101)	-
Net capitalized costs	$ 97,765	$ 8,400

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

d.

Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock.  The $131,100 is to be paid as follows: $100,000 on or before June 30, 2013 and $31,100 on or before October 30, 2013. KDT subsequently extended the payment terms for these amounts to on or before October 31, 2013. Brenham is seeking to further extend the due date of this note. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

The following table sets forth the changes in the total cost of oil and gas properties during the nine months ended September 30, 2013:

Balance at beginning of period – December 31, 2012	$ 8,400
Acquisition of oil and gas interests:
Cash	87,500
Capitalized asset retirement costs	1,966
Balance at end of period – September 30, 2013	$ 97,866

Note 9 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2013	December 31, 2012
Land	-	$ 507,661	$ 1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	151,982	150,900
		1,695,579	2,849,856
Less accumulated depreciation		(912,369)	(878,090)
Net property and equipment		$ 783,210	$ 1,971,766

During the nine months ended September 30, 2013, NPI transferred a 17-acre tract of land for $1,155,359 from property and equipment to real estate held for sale (Note 6).  This property has been listed with a broker and American is actively pursuing a sale of this property.

Depreciation expense for the three and nine months ended September 30, 2013 and 2012 was $11,467, $34,279, $15,168, and $45,386, respectively.

Note 10 - Intangible Assets

Intangible assets at September 30, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 215,303	$ 61,465	$ 153,838	3-10 years

Intangible assets at December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 187,909	$ 28,927	$ 158,982	3-10 years

Amortization expense for the three and nine months ended September 30, 2013 and 2012 was $11,269, $32,538, $8,730, and $16,420, respectively.

Note 11 - Long-term Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
Note payable to a bank, due in monthly installments of $11,549, including interest at 7.25% with a principal balance due in November 2013, secured by real property. (a)	$ 1,347,278	$ 1,374,399
Revolving line of credit to a bank, which allows NPI to borrow up to $2,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due April 30, 2014, secured by assets of NPI. (a)	1,738,057	1,615,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due in May 2014, secured by real property.	1,150,000	1,300,000
Note payable, due in monthly payments of $1,000, with interest at 4%, due March 2014 (a)	6,000	15,000
	4,241,335	4,305,362
Less current portion	(4,241,335)	(3,002,362)
	$ -	$ 1,303,000

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and is guaranteed by American.

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the three and nine months ended September 30, 2013, American recorded amortization of $1,478 and $4,433, respectively.

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

A summary of the status of American's stock options to employees for the nine months ended September 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2012	10,000	$ 6.00	$ -
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of September 30, 2013	10,000	$ 6.00	$ -

Share-based compensation consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Common shares issued for services	$ -	$ 20,000	$ 342,880	$ 42,600
Share-based compensation	$ -	$ 20,000	$ 342,880	$ 42,600

During the nine months ended September 30, 2013, American issued the following shares for services:

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

During the three and nine months ended September 30, 2012, American and its subsidiaries issued the following shares for services:

•

American issued 10,000 and 18,000 shares of common stock valued at $20,000 and $37,600, respectively, to third parties.

•

Brenham issued 0 and 100,000 shares of its common stock with a value of $0 and $5,000, respectively, to a third party.

During the nine months ended September 30, 2012, AMIH declared preferred dividends of $20,000, which were accrued and unpaid.  On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock and accrued dividends of $1,055,000 were forgiven.  On March 11, 2013, American and VOMF entered into a securities purchase agreement whereby American paid $12,000 in exchange for the 41,768 common shares of AMIH owned by VOMF.

Note 13 – Income (Loss) Per Common Share

The numerator for net income (loss) per common share is determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations, net of income taxes	$ (65,584)	$ (417,743)	$ (1,598,312)	$ (2,014,272)
Net loss attributable to the non-controlling interest	37,000	27,143	279,325	390,506
Net loss from continuing operations	$ (28,584)	$ (390,600)	$ (1,318,987)	$ (1,623,766)

Gain on disposal of discontinued operations	$ -	$ -	$ -	$ 1,498,327
Loss from discontinued operations, net of income taxes	-	-	-	(922,517)
Net income from discontinued operations	$ -	$ -	$ -	$ 575,810

Note 14 - Segment Information

American International Industries, Inc. is a holding company and has the following reporting segments:

•

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of September 30, 2013, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI (Notes 1 and 7).

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Northeastern Plastics	$ 2,680,571	$ 3,104,838	$ 5,188,652	$ 5,215,398
BOG	11,186	127	27,908	538
AITP	3,526	16,727	13,472	38,197
Total revenues	$ 2,695,283	$ 3,121,692	$ 5,230,032	$ 5,254,133

Operating loss from continuing operations:
Northeastern Plastics	$ 99,347	$ 189,907	$ (259,592)	$ (241,634)
AMIH	(34,153)	(50,848)	(108,797)	(127,725)
AITP	(8,649)	(214,816)	(82,211)	(502,763)
BOG	(74,194)	(48,491)	(612,773)	(125,168)
Corporate	(118,818)	(165,350)	(578,481)	(790,891)
Operating loss from continuing operations	(136,467)	(289,598)	(1,641,854)	(1,788,181)
Other expenses from continuing operations	73,718	(124,805)	52,497	(249,309)
Net loss from continuing operations before income tax	$ (62,749)	$ (414,403)	$ (1,589,357)	$ (2,037,490)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation and amortization:
Northeastern Plastics	$ 22,294	$ 22,621	$ 65,488	$ 57,901
BOG	28	-	195	-
Corporate	442	1,277	1,329	3,905
Total depreciation and amortization	$ 22,764	$ 23,898	$ 67,012	$ 61,806

Interest expense:
Northeastern Plastics	$ 46,834	$ 45,555	$ 138,097	$ 122,587
Corporate	15,326	11,253	47,862	51,733
Total interest expense	$ 62,160	$ 56,808	$ 185,959	$ 174,320

Capital expenditures:
Northeastern Plastics	$ 1,082	$ -	$ 1,082	$ 3,510
BOG	-	-	87,500	-
Total capital expenditures	$ 1,082	$ -	$ 88,582	$ 3,510

	September 30, 2013	December 31, 2012
Identifiable assets:
Northeastern Plastics	$ 7,682,829	$ 7,495,101
AITP	5,873,767	6,555,087
AMIH	2,405,403	2,513,212
BOG	108,152	15,079
Total identifiable assets	$ 16,070,151	$ 16,578,479

Note 15 - Subsequent Events

From October 1, 2013 through November 14, 2013, American paid $3,760 to repurchase 2,700 shares of its common stock.

On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, whereby American purchased Mr. Wolinsky’s 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing note payable of $200,000, due on September 30, 2014.  In the event that American is unwilling or not able to make the $200,000 payment when the note becomes due, at American’s option, it may instruct Wolinsky to sell the shares in the open market and apply the proceeds from such sales to any balance owed.  In the event that Wolinsky sells the shares for more than $200,000, Wolinsky shall return any portion of the unsold shares back to American and any proceeds over $200,000.

In connection with Brenham’s stock purchase agreement with Bryant Mook, Brenham’s President and Chief Operating Officer, $100,000 in cash was received on October 28, 2013 and 5,525,063 shares of Brenham’s common stock were issued to Mr. Mook.

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

American International Industries, Inc. is a holding company and has the following reporting segments:

•

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

•

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of September 30, 2013, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI (Notes 1 and 7).

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

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine months Ended September 30, 2012.

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three and nine months ended September 30, 2013 and 2012.

Net revenues.  Revenues from continuing operations were $2,695,283 for the three months ended September 30, 2013, compared to $3,121,692 for the three months ended September 30, 2012, representing a decrease of $426,409, or 13.7%.  Revenues from continuing operations were $5,230,032 for the nine months ended September 30, 2013, compared to $5,254,133 for the nine months ended September 30, 2012, representing a decrease of $24,101, or 0.5%. NPI's revenues decreased by $424,267, or 13.7%, to $2,680,571 for the three months ended September 30, 2013, compared to $3,104,838 for the same period in the prior year.  NPI’s revenues decreased primarily due to the timing of its larger orders.  NPI's revenues decreased by $26,746, or 0.5%, to $5,188,652 for the nine months ended September 30, 2013, compared to $5,215,398 for the same period in the prior year.  NPI has added several new customers and expects to add additional medium to large customers this year.  For the three and nine months ended September 30, 2013 and 2012, Brenham's revenues were $11,186, $27,908, $127, and $538, respectively.  For the three and nine months ended September 30, 2013 and 2012, AITP's revenues were $3,526, $13,472, $16,727, and $38,197, respectively.

Cost of sales and margins.  Cost of sales for the three months ended September 30, 2013 was $2,094,948, compared to $2,382,994 for the three months ended September 30, 2012. Cost of sales for the nine months ended September 30, 2013 was $3,989,689, compared to $3,883,293 for the nine months ended September 30, 2012. Our gross margins for the three and nine months ended September 30, 2013 were 22.3% and 23.7%, respectively, compared to gross margins for the three and nine months ended September 30, 2012 of 23.7% and 26.1%. The decrease in margins was primarily due to the product mix at NPI.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended September 30, 2013 were $736,802, compared to $824,304 in the prior year, representing a decrease of $87,502, or 10.6%.  Consolidated selling, general and administrative expenses for the nine months ended September 30, 2013 were $2,843,651, compared to $2,887,019 in the prior year, representing a decrease of $43,368, or 1.5%.  General and administrative expenses for the three and nine months ended September 30, 2013 decreased from the same period in the prior year primarily due to lower legal and professional expenses and lower property tax expenses. During the three and nine months ended September 30, 2012, AITP incurred $157,759 in property tax expenses for past due amounts owed on the Dawn Condominiums.

Gain (loss) on sale of assets. Loss on sale of assets for the three and nine months ended September 30, 2013 was $0 and $38,546, respectively, compared to $203,992 and $272,002, respectively, for the three and nine months ended September 30, 2012. During the three months ended September 30, 2013, one Dawn Condominium unit was sold for $53,651, resulting in a loss on sale of assets of $38,546.  During the three months ended September 30, 2012, one Dawn Condominium unit was sold for $49,130, resulting in a loss on sale of assets of $43,067. During the nine months ended September 30, 2012, five Dawn Condominium units were sold for $511,601, resulting in a loss on sale of assets of $111,077.  During the three months ended September 30, 2012, 14 acres of vacant commercial use land in Houston, Texas was granted to a third party to save on property taxes associated with holding this property, resulting in a loss of $160,925.  (see Note 6 to the consolidated financial statements).

Income (loss) from operations. We had operating losses of $136,467 and $1,641,854, respectively, for the three and nine months ended September 30, 2013, compared to $289,598 and $1,788,181, respectively, for the three and nine months ended September 30, 2012.

Total other income/expenses. Other income was $73,718 for the three months ended September 30, 2013, compared to other expense of $124,805 for the three months ended September 30, 2012.  Other income was $52,497 for the nine months ended September 30, 2013, compared to other expenses of $249,309 for the nine months ended September 30, 2012.  Other expenses for the three and nine months ended September 30, 2012 included expenses of $74,400 and $143,781, respectively, for lawsuit settlements. Other income for the three months ended September 30, 2013 included non-cash unrealized gains on trading securities of $46,615, compared to $4,384 for the three months ended September 30, 2012.  Realized gains on trading securities for the three months ended September 30, 2013 were $67,679 compared $30,233 for the three months ended September 30, 2012.  Other income for the nine months ended September 30, 2013 included non-cash unrealized losses on trading securities of $41,708, compared to $4,074 for the nine months ended September 30, 2012.  Realized gains on trading securities for the nine months ended September 30, 2013 were $200,306, compared to $42,997 for the nine months ended September 30, 2012.  Interest expense was $62,160 during the three-month period ended September 30, 2013, compared to $56,808 during the same period in the prior year.  Interest expense was $185,959 during the nine-month period ended September 30, 2013, compared to $174,320 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $65,584, or $0.01 per share, for the three months ended September 30, 2013, compared to $417,743, or $0.26 per share, for the three months ended September 30, 2012.  We had a net loss from continuing operations of $1,598,312, or $0.71 per share, for the nine months ended September 30, 2013, compared to $2,014,272, or $1.07 per share, for the nine months ended September 30, 2012.  We had net income from discontinued operations of $0, or $0.00 per share, for the nine months ended September 30, 2013, compared to net income of $575,810, or $0.38 per share, for the nine months ended September 30, 2012.  Discontinued operations for the nine months ended September 30, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the total initial consideration of $3,000,000 less DSWSI's assets and associated liabilities of $1,501,673 (On December 19, 2012, the $1,400,000 note receivable from the sale of DSWSI’s assets was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327). Net income from discontinued operations for the nine months ended September 30, 2012 includes DSWSI's net loss of $922,517.

Our net loss was $28,584, or $0.01 per share, for the three months ended September 30, 2013, compared to $390,600, or $0.26 per share, for the three months ended September 30, 2012.  Our net loss was $1,318,987, or $0.71 per share, for the nine months ended September 30, 2013, compared to $1,047,956, or $0.69 per share, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from proceeds from notes receivable of $820,221.

Capital expenditures for the nine months ended September 30, 2013 were $88,582 compared to $3,510 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

Net cash used in operating activities from continuing operations was $916,325 for the nine months ended September 30, 2013, compared to $2,128,963 for the nine months ended September 30, 2012.  Net cash used in operating activities for the nine months ended September 30, 2013 was derived primarily from our net loss from continuing operations of $1,598,312, offset by share-based compensation of $342,880 and an increase in accounts payable of $298,765.  Accounts payable increased significantly due to orders placed by NPI during the three months ended September 30, 2013 for inventory in support of revenues for the same period.

For the nine months ended September 30, 2013, our investing activities provided cash of $837,293, compared to $2,300,150 during the nine months ended September 30, 2012. Our financing activities used cash of $1,120 during the nine months ended September 30, 2013, compared to cash provided of $233,415 during the nine months ended September 30, 2012.

NPI has a line of credit from Trustmark Bank in the amount of $2,000,000, which has a maturity date of April 30, 2014.

We believe that our cash on hand, operating cash flows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.  The Company’s cash on hand at September 30, 2013 was $936,302 and working capital was $7,718,959, including $8,635,776 in real estate held for sale.  The Company intends to sell real estate to help fund operations.

Total assets at September 30, 2013 were $16,070,151, compared to $16,578,479 at December 31, 2012, representing a decrease of $508,328.  At September 30, 2013, consolidated working capital was $7,718,959, compared to working capital of $9,239,149 at December 31, 2012, representing a decrease of $1,422,713.  Total assets as of September 30, 2013, included real estate held for sale of $8,635,776 (see Note 6), inventories of $1,803,483, accounts receivable of $2,173,908, cash and cash equivalents of $936,302, $684,698 in notes receivable, $97,765 in oil and gas properties, and $783,210 of property and equipment.

We had total liabilities of $6,057,321 as of September 30, 2013, which included $6,016,289 of current liabilities, consisting of $1,620,971 of accounts payable and accrued expenses, $134,657 in accounts and notes payable to related parties, and $4,241,335 of current installments of long-term debt, and long-term liabilities of $41,032, consisting of accrued pension expense of $38,972 and asset retirement obligation of $2,060.

Cash flow from operations.  Net cash used in operating activities from continuing operations was $916,325 for the nine months ended September 30, 2013, compared to $2,128,963 for the nine months ended September 30, 2012.  Net cash used in operating activities for the nine months ended September 30, 2013 was derived from our net loss from continuing operations of $1,598,312, which included non-cash expenses of $414,325, including depreciation, depletion, and amortization of $67,012, share-based compensation of $342,880, and amortization of guarantor fee of $4,433.  Our net loss from continuing operations of $2,014,272 for the nine months ended September 30, 2012 included non-cash expenses of $122,911, including depreciation and amortization of $61,806, share-based compensation of $42,600, and amortization of guarantor fee of $18,505.  Accounts receivable increased by $85,546 during the nine months ended September 30, 2013, compared to an increase of $1,350,249 during the same period in 2012.  Accounts payable increased by $298,765 during the nine months ended September 30, 2013, compared to an increase of $1,123,637 during the same period in 2012.  Our inventories decreased by $28,821 for the nine months ended September 30, 2013, compared to an increase of $211,015 during the nine months ended September 30, 2012.  Accounts payable- related party increased by $131,100 for the nine months ended September 30, 2013 due to the lease acquisition by Brenham from KDT.

Cash flow from investing activities. For the nine months ended September 30, 2013, our investing activities provided cash of $837,293 primarily as a result of proceeds from notes receivable of $820,221, sales of trading securities of $209,187, offset by purchases of trading securities of $44,090, the purchase of oil and gas properties of $87,500, and the issuance of notes receivable of $73,700. Our investing activities provided cash of $2,300,150 during the nine months ended September 30, 2012, primarily as a result of proceeds from the sale of the assets of DSWSI of $1,600,000, proceeds from the sale of real estate of $511,601, proceeds from the sale of trading securities of $426,783, offset by purchases of trading securities of $211,552.

Cash flow from financing activities. Our financing activities used cash of $1,120 during the nine months ended September 30, 2013, primarily as a result of payments on debt of $186,121 and a reduction in bank overdrafts of $61,272, offset by proceeds from the sale of common stock of a subsidiary of $100,000, net borrowings under line of credit agreements of $122,094, and proceeds from stock subscription receivables of $55,500.  During the nine months ended September 30, 2012, our financing activities provided cash of $233,415, primarily as a result of net borrowings under lines of credit agreements of $884,000, offset by payments on debt of $269,774, payments for the acquisition of treasury stock of $204,715, and loans to related parties of $187,232.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

/s/ DANIEL DROR

   CEO AND CHAIRMAN

  Dated: November 14, 2013

/s/ SHERRY L. MCKINZEY

  CHIEF FINANCIAL OFFICER

  Dated: November 14, 2013