Form 10-K
period 2013-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2014-04-15
CIK 1073146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2013, the last business day of the registrant ’ s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,332,795 based on the closing sale price of $1.25 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 15, 2014 is 2,133,948 shares of common stock and 1,000 shares of preferred stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. (hereinafter “American”, the "Company" or the "Registrant") for its year ended December 31, 2013 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

  American International Holdings Corp. (“AMIH”) formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry. Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH sold the operating assets and liabilities of DSWSI.

  Brenham Oil & Gas ("BOG") – a 53.3% owned subsidiary that currently owns oil and gas properties. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.  As of December 31, 2013, the Company had 4 employees at the executive offices.

Recent Transactions

On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, whereby American purchased Mr. Wolinsky’s 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing note payable of $200,000, due on September 30, 2014, which was secured by 63,540 shares which were not delivered as of December 31, 2013. In the event that American is unwilling or not able to make the $200,000 payment when the note becomes due, at American’s option, it may instruct Wolinsky to sell the shares in the open market and apply the proceeds from such sales to any balance owed.  In the event that Wolinsky sells the shares for more than $200,000, Wolinsky shall return any portion of the unsold shares back to American and any proceeds over $200,000.

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

The NPI MOTOR TREND® branded products include a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND® program is supported through a national advertising campaign in MOTOR TREND® magazine and additional brand advertising through MOTOR TREND® Radio and MOTOR TREND® TV.

The NPI Good Choice® branded product assortment not only matches in depth but exceeds the NPI MOTOR TREND® branded product assortment. In addition, the vast majority of the Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on many of its products. The NPI Good Choice® product assortment includes avariety of portable lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products.

The NPI Good Choice® program is supported through a national advertising campaign in the newsstand issues of Good Housekeeping magazine and plans are being negotiated for additional brand advertising. The 2013 expected pass through readership rate for the upcoming Good Choice® 2013 ads are expected to exceed 21,000,000 potential viewings.

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

NPI markets its products through such major chains as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others. During our fiscal year ended December 31, 2013, NPI's large accounts accounted for 30% of NPI's revenues. The loss of any of these major customers could have a material adverse effect on NPI operating results.  NPI's strategic plan for 2014 includes targeting three or more additional large accounts and reducing its dependence upon major customers by adding more mid-size accounts.

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

Intellectual Property

NPI has been issued the following trademark: The Bitty Booster Cable™, which was renewed in August 2008 and extended through August 2018.

Employees

As of December 31, 2013, NPI employed 10 persons, including its executive officer, as well as customer service and warehouse employees.

Facilities

NPI operates from a Company-owned 38,500 square feet of warehouse and office facility located in Houston, TX. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale.

During 2014, NPI sold the 38,500 square feet of warehouse facility for $1,325,000 cash and leased it back from the buyer at a monthly rent of $10,125 for 10 years with no bargain purchase option at the end of the lease term.

Brenham Oil & Gas, Corp.

We were incorporated as Brenham Oil & Gas Inc. on November 7, 1997 under the laws of the State of Texas as a wholly-owned subsidiary of American International Industries, Inc. (“American” or “AMIN”). Brenham Oil and Gas Corp (“Brenham”), a Nevada corporation, was incorporated on April 21, 2010 and Brenham Oil & Gas Inc. became a wholly-owned subsidiary of Brenham following the unanimous vote by American’s board of directors on April 8, 2010 approving the distribution of 10,297,019 shares of Brenham Common Stock, on a pro rata 1 for 1 basis, to the shareholders of American (the “Spin-Off Distribution”). Following the Spin-Off Distribution, American retained approximately 54% of our Common Stock. As of this filing, American owns 51.0% of our Common Stock.

Our principal executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077, which are the executive offices of American, and are provided to us on a rent-free basis. The telephone number of our principal executive offices is (281) 334-9479. Our web site is brenhamoil.com.

Our Business Plan

Brenham’s primary objective and current focus will be accessing capital to fund its drilling programs in Texas.

Brenham is an independent exploration and production company focused on acquiring a portfolio of assets in the United States and international locations. Brenham’s approach is to create a foundation of development and production assets in the United States, coupled with high potential international exploration opportunities.

Our focus for United States production is Texas, including both conventional and unconventional resources. The Company intends to identify existing oil fields where technology can be applied to increase the percentage of oil that can be recovered from such fields. Secondly, the Company seeks to identify acreage in unconventional resources capable of generating oil and condensate production, such as the Eagle Ford.

Our focus for international exploration is Sub-Saharan Africa. This is based on the considerable experience of our management team, which includes a track record of acquisitions and discoveries for major oil and gas companies in Africa. The analysis used by Brenham to identify exploration acquisitions is based on a top-down and bottom-up approach. The “top down” process seeks to utilize our management team’s prior experience of comparing analogues of success and failure from seismic and drilling data in Africa (and elsewhere) for purposes of generating a “short-list” of the most attractive blocks. The “bottom up” process seeks to obtain narrowly focused, prospect-specific data on a block-by-block basis. The “bottom-up” review of specific blocks is used to confirm management’s “short-list” of recommendations.

We intend to develop strategic relationships and enter into long-term participation agreements with major oil and gas companies, in both domestic and international markets. We believe that such alliances will create a platform for exploration and development activities.

Recent Developments

In March 2014, AITP entered into an earnest money contract for $3,350,000 for its 174 acres in Waller County, Texas.

On March 6, 2014, the Company 's wholly owned subsidiary, Northeastern Plastics, Inc. sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on 1-59 in Houston, Texas. The property was sold for $1,325,000 in cash, and Northeastern reduced its long-term debt with a $1,000,000 payment of principal and entered into a modification and extension agreement whereby the maturity date was extended from February 22, 2014 to February 22, 2019. The note as amended bears interest at 7.25% and payment of $3,941 are owed monthly for 59 months beginning March 22, 2014, and a balloon payment owed for the remainder of the note payable and interest (approximately $196,000) due February 22, 2019.

In January 2014, AITP entered into an earnest money contract for $1,500,000 plus 20% carried interest, for its 31 acres in Houston, Texas. The Company estimates that this sale will close July 1, 2014.

On January 16, 2014, Brenham acquired a 332 acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest of 74%. The Company will pay an additional $230,000 to the Seller prior to the beginning of any oil & gas exploration.

On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. Brenham's asset acquisition includes eight producing wells, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. Additional offsetting acreage can be developed by Brenham on a well by well basis to produce additional oil reserves from several producing horizons. Brenham is presently negotiating to acquire an additional 85% ownership of the Pierce Junction Field.

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field for $131,100 cash and 200,000 shares of AMIN restricted common stock. The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston. It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field operated by Sandridge Onshore, LLC and Transtexas Gas Corp. The conclusions of an internal reserve analysis, including a 4 mile by 4 mile seismic study of the 394 acre lease acquired by Brenham indicated proved undeveloped (PUD) and discounted NPV of 10% valued at $38,259,500. The Company is in the process of obtaining an independent reserve report on its Gillock Field Interest, and plans to seek financing for a two-well development program later in 2014.

In December 2012, Brenham Equatorial Guinea, LLC, a subsidiary of Brenham Oil & Gas Corp., executed a Production Sharing Contract with the Government of Equatorial Guinea in West Africa. Pursuant to the terms of the Agreement, Brenham received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license. Brenham is negotiating the sale of its subsidiary, Brenham Oil and Gas International, LLC for purposes of focusing the Companies’ efforts and resources on the Texas assets.

In addition, Brenham is continuing to pursue its $6.4 billion claim against ENI and TGS in connection with its "tortious interference" case, which transaction was previously negotiated in a "production sharing agreement" with the country of Togo, Africa. Brenham’s claims are currently in the process of being appealed over matters primarily related to whether the Texas court was the appropriate venue for pursuing the claims.

Our Properties

Brenham holds oil and gas leases interests in Texas.

Victoria County, Texas

On January 16, 2014, Brenham acquired a 332 acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest of 74%. In January 1990, Ken Petroleum Corporation drilled and completed the #1 Roberts Unit in the Inez (8,600') Field in Victoria County, Texas. The well was initially completed in the Yegua "B" between 8498-8510' and flowed 2,668 MCFGPD on an 8/64" choke. In February 1990, Stuart Petroleum Testers performed a Full Scale Separator Test, and it was determined that the Roberts well had a potential of 9,000 MCFGPD and 65.14 barrels of 48° API condensate during the 4-point test. The well later encountered mechanical problems and has since been shut-in.

Brenham plans to side track or drill a new well to regain production from the well in the Yegua. Reserves are estimated to be 4 billion cubic feet of gas and 160,000 barrels of condensate per well from the Yegua. Brenham can drill 3-4 wells on the lease.

The secondary objective is the over-pressured Jackson Shale interval from 6,000 ft. to 8,000 ft., which tested gas from a 40 ft. perforated interval. In the new well to be drilled in the Yegua, Brenham plans to core several intervals in the Jackson Shale to conduct a petro physical study.

Pierce Junction Field - Houston, Texas

The Pierce Junction Field includes eight producing wells, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. The wells currently have production of 30 barrels per day. Additional offsetting acreage can be developed by Brenham on a well by well basis to produce additional oil reserves from several producing horizons. Presently, Brenham is seeking to acquire additional working interests in this field from the other partners. The Company also is developing a plan to undertake a comprehensive work over program to increase production in the field to approximately 100 barrels per day.

Gillock Field - Galveston County, Texas

Gillock Fields are segments of a large, complexly faulted deep seated salt dome. Brenham purchased 4 square miles of 3D seismic data for the purpose of completion of its drilling program in this field. A preliminary review of the reprocessed 3D seismic data shows numerous fault traps and amplitude bright spots normally associated with hydrocarbon production at both the Frio and deeper Vicksburg level. Additionally, structural rollover indicative of a hydrocarbon trap is also present in shallower horizons as well. As there are well over 20 pay zones in Gillock Field, the possibility of shallower pay would not be a surprise and all of the aforementioned anomalies are being carefully investigated and evaluated by our experienced geophysical team. The 3D seismic data in conjunction with adjacent and nearby production will enable Brenham to pick precise drillable locations in the Frio as well as providing Brenham the opportunity to upgrade the reserve category of the Vicksburg Formation, thereby enhancing the value of the Company.

Washington County, Texas

Since November 7, 1997 (inception), Brenham Oil & Gas Inc. has owned an oil and gas mineral royalty interest on a 24 acre parcel of land located in Washington County, Texas. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.

Competition

The oil and gas industry is highly competitive. We will encounter strong competition from major oil and gas companies and from other independent operators in seeking to acquire prospects and hiring and retaining qualified personnel. Many, if virtually not all, of these competitors have far greater financial, technical and personnel resources and far longer operating histories than Brenham. As a result, our competitors are able to devote more financial and other resources to evaluate and acquire the more desirable prospects. Furthermore, our competitors are expected to better withstand the financial losses resulting from unsuccessful drill attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions.

We are also affected by competition for drilling rigs and the availability of related equipment. To the extent that in the future we acquire and develop undeveloped properties, higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Over the past three years, oil and gas companies have experienced higher drilling and operating costs. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our ability to drill wells and conduct our operations. There can be no assurance that we will be able to compete successfully in all of the above areas.

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

•         requiring remedial measures to mitigate pollution from our operations.

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

The following is a summary of some of the existing laws or regulatory issues to which we and our business operations are or may be subject to in the future.

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

Employees

As of December 31, 2013, we had four employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that relations with our employees are satisfactory.

Offices

We currently utilize approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to us by American on a rent-free basis.

American International Holdings Corp.

American International Holdings Corp. (“AMIH”) is a 93.2% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). AMIH also has a wholly-owned subsidiary, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation.  Upon the execution of an Asset Purchase Agreement dated April 3, 2012, discussed under “General Background of AMIH” below, DSWSI became a non-operating company.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts contained in this Form 10-K have been adjusted retroactively to reflect the reverse stock split.

General Background of AMIH

From May 1, 2005 through April 16, 2009, the Company had three subsidiaries.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies.  In connection with the 2005 acquisition by the Company, Hammonds Fuel Additives was merged into Hammonds Technical Services.  In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, respectively, were reincorporated as separate entities from Hammonds Technical Services, and all three entities were wholly-owned subsidiaries of the Company.  Hammonds manufactured engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries.

On February 3, 2010, the Company completed a reverse merger pursuant to which the Company was merged with and into Hammonds and Hammonds’ name was changed to Delta Seaboard International, Inc.  During 2012, the Company changed its name to American International Holdings, Inc.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.  Pursuant to the terms of the Agreement, AMIH: (i) sold all of the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares to American.  In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5 year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000.  Total consideration for the sale was $2,620,000.  On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

Upon the closing of the Agreement on April 3, 2012, American then held an aggregate, including previous holdings, of 647,858 shares of AMIH's issued and outstanding common stock, representing approximately 86.7% of AMIH's shares.  At the same date, AMIH ceased to be an operating company and became a non-operating "shell company", as that term is defined in Rule 144(i) under the Securities Act of 1933, as amended.

Description of AMIH’s Business

Current Status as a Shell Company

Since April 3, 2012, we have been classified as a "shell company". Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets."  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Business Objective

The Company's current business objective is to become an operating company, by seeking a business combination with an operating company, acquiring assets or other means. We intend to use the Company's limited personnel but significant cash resources and liquidity resulting from the sale of DSWSI in connection with fulfilling its business objective. The Company will utilize its capital stock, debt or a combination of capital stock and debt, together with its financial resources, in furtherance of its business objective.

It may be expected that entering into one or more transactions in pursuit of its business objective will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our Common Stock or other capital stock that may be convertible into Common Stock:

•   may significantly reduce the equity interest of our existing stockholders;

•   may cause a change in control if a substantial number of our shares of Common Stock or other capital stock are issued and may also result in the resignation or removal of our present officers and directors; and

•   may adversely affect the prevailing market price for our Common Stock.

Similarly, if we issued debt securities, it could result in:

•   default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•  acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•  our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•  our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We currently plan to seek potential business combinations by investigating opportunities and, if such investigation warrants, acquiring a target company or business seeking the perceived advantages of being a publicly held corporation and that understands the benefit of being able to employ our funds in its business. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business (and/or an acquisition) rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The investigation and analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. As of the date of this filing, we have not entered into any preliminary or definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business combination opportunities for us. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

•   Potential for growth, indicated by new technology, anticipated market expansion or new products;

•   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•   Strength and diversity of management, either in place or scheduled for recruitment;

•   Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•   The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•   The extent to which the business opportunity can be advanced;

•  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have plans to allocate for investigation, we may not discover or adequately evaluate adverse facts about the potential business opportunities that may be acquired.

Form of Acquisition

The manner and extent to which we participate in a business combination opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the principals of the opportunity, and the relative negotiating strength of us and such principals.

It is likely that we will affect a business combination through the issuance of common stock or other securities, which may result in a change of control. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all present AMIH stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, present AMIH stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization / business combination.

Our present stockholders may not have control of a majority of our voting shares following a reorganization / business combination transaction. Further, as part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. It may be expected that AMIH’s management will seek to structure any such transaction so as not to require stockholder approval and the inherent delays and expenses.

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

We presently have no employees apart from our officers and directors. We expect no significant changes in the number of our employees other than such changes, if any, that may result in connection with a business combination.

American International Texas Properties, Inc. ("AITP")

AITP owns a portfolio of strategically located parcels of land primarily in Houston, Texas and vicinity. The portfolio includes:65 acres in Galveston County, Texas174 acres in Waller County, Texas1.7 acres in Galveston County, Texas2 lots in Galveston County, Texas5.38 acres on Interstate 59 in Houston, Texas31 acres on Airport Boulevard in Houston, Texas 95.81 acres (50% ownership) in Galveston County7 units – The Dawn Condominiums in Galveston County, Texas

Recent Transactions

During 2014, we entered into sale contracts for the 32 acres on Airport Boulevard in Houston, Texas for $1,500,000, plus 20% carried interest, and 174 acres in Waller County for $3,350,000.

During the year ended December 31, 2013, two Dawn Condominium units were sold for $160,334, resulting in a loss on sale of assets of $103,174.

During the year ended December 31, 2013, the Board of Directors of American approved the purchase of a 50% undivided interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II.

During the year ended December 31, 2012, six Dawn Condominium units were sold for $553,621, resulting in a loss on sale of assets $169,352 and The remaining units are listed for sale with a broker.  No assurance can be given on the likelihood of completing the sales.

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

During 2014, NPI sold the 38,500 square feet of warehouse facility for $1,325,000 cash and leased it back from the buyer at a monthly rent of $10,125 for 10 years with no bargain purchase option at the end of the lease term.

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

Consumer Advocacy Group, Inc. v. Northeastern Plastics, Inc. and American International Industries, Inc . In October 2012, NPI and American entered into a settlement agreement with Consumer Advocacy Group, Inc., whereby NPI agreed to cease distribution and/or sales of the Bitty Booster Cable 10 Gauge 10 ft. product in California and to pay $54,000 in attorney’s fees and $1,000 in lieu of a civil penalty.  The amount of $55,000 was recorded as the NPI settlement during the year ended December 31, 2012.

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

American  Inernational Industries, Inc. v. Juan Carlos Martinez. In 2002 American acquired 100% of Marald, Inc. from Juan Carlos Martinez. Mr. Martinez continued as an employee and President of Marald. A few months after the acquisition date, Mr. Martinez notified American that he would resign and demanded that Marald be sold back to him. American sold Marald to Mr. Martinez for $225,000 and two 10 year promissory notes for $300,000. In October 2007, no payments had been made, causing the notes to go into default. In May 2010, American agreed to cancel the notes in exchange for a new $300,000 personal note with Mr. Martinez. During 2013, the note entered into default status due to non-payment. Under the terms of the note, American accelerated the maturity with the entire unpaid principal balance plus all interest at a default rate of 18% is immediately due and payable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter ended March 31	$1.42	$1.10	$2.90	$1.80
Second Quarter ended June 30	$1.30	$1.02	$2.80	$1.60
Third Quarter ended September 30	$1.50	$1.05	$2.40	$1.10
Fourth Quarter ended December 31	$1.80	$1.25	$4.40	$0.60

The Company believes that as of December 31, 2013, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On August 23, 2010, the Company announced that its Board of Directors approved a stock repurchase program, effective August 23, 2010. Under the program, the Company is authorized to repurchase up to $1,000,000 of its outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital.  During 2012, the Company purchased 148,327 shares under this plan at an average price paid per share of $1.50.  During 2013, the Company purchased 45,823 shares under this plan at an average price paid per share of $1.67.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

October 1, 2013 to October 31, 2013	1,200	$1.85	1,200	-
November 1, 2013 to November 30, 2013	28,500	$3.23	2,500	-
December 1, 2013 to December 31, 2013	1,323	$1.80	1,323	-
	31,023	$1.56	5,023	-

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	62,208
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	62,208

                                                                                                                                                                26

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed "forward looking statements" within the meaning of the federal securities laws. In many cases, these forward looking statements may be identified by the use of words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," "targets," "predicts," "plans," "seeks," or similar expressions. Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained. Our actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties.

General

American International Industries, Inc, (the “Company”, “American International”) is a growing investment organization that takes an active role in the companies it invests in to foster growth and profitability through its financial resources and its management expertise.  American International has interests in Industry, Finance, Real Estate and Oil & Gas.

American International acts as a professional and financial partner to improve its subsidiary's access to capital, market share and revenues. The company's business strategy is based on two distinct concepts; control combined with active management assistance and financial partnerships.

The combination of these concepts is based on efficient and smooth integration of American International's designated management team and proven procedures into each company. Even in cases where American International acquires controlling interest of a company, it still practices gradual transition, thus ensuring the support of the company's long-term shareholders.

By operating as a holding company, American International serves both as a financial and professional business savvy partner for its subsidiaries. Its role is to improve each portfolio company's access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each company's corporate personnel.

American International Industries, Inc. (AMIN), the holding company, has its own portfolio of diversified investments such as cash, receivables, stocks portfolio, etc.  In addition, AMIN, as a holding company, owns three (3) operating companies, Brenham Oil & Gas, Corp. (“engaged in the acquisition of petroleum resources”), Northeastern Plastics, Inc. (“supplier of automotive aftermarket & electrical products”) and American International Texas Properties, Inc. (“investments” in Real Estate). Each of the above described operating subsidiaries has its own management team, revenues and profits base; however, AMIN the holding company itself derives its own profits primarily from the sale of assets, which sale of assets may depend on market conditions, USA and world economic conditions, and other unforeseen factors.  The holding company costs of operating are substantial, such as home office, general and administrative, professional, accounting and auditing fees, governance, compliance costs and the cost of a responsible Board of Directors and related expenses.  Since its inception, and over twelve (12) years, AMIN acquired and sold operating companies, real estate, and other investments, with most sales of its assets resulting in profits.

American International's management team and its subsidiaries management teams have acquired substantial experience and expertise in the industries its portfolio companies operate in. This allows it to significantly contribute to the development and expansion of each business' operations. This creative mentor-type relationship is reinforced further by American International's extensive participation in each company's board of directors.

American International's asset portfolio consists of the following subsidiaries:

  Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

  American International Holdings Corp. (“AMIH”) formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry. Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH sold the operating assets and liabilities of DSWSI.

  Brenham Oil & Gas ("BOG") – a 53.3% owned subsidiary that currently owns oil and gas properties. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the years ended December 31, 2013 and 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

RESULTS OF OPERATION

We have three reporting segments and corporate overhead:  Northeastern Plastics ("NPI"),  American International Holdings Corp. (“AMIH”), , American International Texas Properties, Inc. ("AITP"), Brenham Oil & Gas ("BOG") and corporate overhead.

YEAR ENDED DECEMBER 31, 2013 VERSUS YEAR ENDED DECEMBER 31, 2012

Net revenues.  Revenues from continuing operations were $7,158,087 for the year ended December 31, 2013, compared to $7,982,893 for the year ended December 31, 2012, representing a decrease of $824,806 or 10.33%.  NPI's revenues decreased by $826,760, or 10.42%, to $7,107,732 for the year ended December 31, 2013, compared to $7,934,492 for the same period in the prior year.  NPI's revenues decreased primarily because of lower revenues with one of its principal customers.  NPI has added several new customers to replace this business and expects to add additional medium to large customers in the year 2014.  For the years ended December 31, 2013 and December 31, 2012, Brenham's revenues were $36,483 and $781, respectively.  For the year ended December 31, 2013 and December 31, 2012, AITP's revenues were $13,872 and $47,620.

Cost of sales and margins.   Cost of sales for the year ended December 31, 2013 was $5,459,145, compared to $6,083,875 for the year ended December 31, 2012. Our gross margins for the year ended December 31, 2013 were 23.73% compared to gross margins for the year ended December 31, 2012 of 23.80%.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the year ended December 31, 2013 were $3,574,646, compared to $4,115,964 in the prior year, representing a decrease of $541,318, or 13.15%. General and administrative expenses for the years ended December 31, 2013 and 2012 included non-cash stock-based compensation of $342,880 and $147,574, respectively.

Loss on sale of assets.  Loss on sale of assets for the year ended December 31, 2013 was $103,174, compared to loss on the sale of assets of $330,277 for the year ended December 31, 2012.  During the year ended December 31, 2013, two Dawn Condominium units were sold for $160,334, resulting in a loss on sale of assets of $103,174. During the year ended December 31, 2012, six Dawn Condominium units were sold for $553,621, resulting in a loss on sale of assets of $169,352. During the year ended December 31, 2012, 14 acres of vacant commercial use land in Houston, Texas was granted to a third party to save on property taxes associated with holding this property, resulting in a loss of $160,925.  (see Note 6 to the consolidated financial statements).

Income (loss) from operations.  We had an operating loss of $2,021,878 for the year ended December 31, 2013 compared to $2,547,223 for the year ended December 31, 2012.

Total other income/expenses.  Other expenses were $17,252 for the year ended December 31, 2013, compared to $304,897 for the year ended December 31, 2012. Other expenses for the year ended December 31, 2012 included expenses of $49,281 for the Botts lawsuit settlement, $55,000 for NPI’s lawsuit settlement, and $40,000 for the Shumate lawsuit settlement.  Other expenses for the year ended December 31, 2012 included non-cash unrealized losses on trading securities of $6,227.  Realized gains on trading securities for the year ended December 31, 2013 were $252,143 compared to gain of $41,447 for the year ended December 31, 2012.  Interest expense was $246,807 during the year ended December 31, 2013, compared to $246,230 during the same period in the prior year.

Net loss.   We had a consolidated net loss from continuing operations of $2,067,073, or $0.98 per share, for the year ended December 31, 2013, compared to $2,844,405, or $1.56 per share, for the year ended December 31, 2012.  We had net income from discontinued operations of $0, or $0.00 per share, for the year ended December 31, 2013, compared to a net income of $195,810, or $0.13 per share, for the year ended December 31, 2012.  Discontinued operations for the year ended December 31, 2012 includes a gain on disposal of DSWSI’s assets and liabilities of $1,118,327 for the total consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673 (see Note 7 to the consolidated financial statements).  Net income from discontinued operations for the year ended December 31, 2012 includes DSWSI's net loss of $922,517.

Our net loss was $1,784,681, or $0.98 per share, for the year ended December 31, 2013, compared to $2,130,266, or $1.43 per share, for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures.

Capital expenditures for the year ended December 31, 2013 were $47,679 compared to $3,510 for the same period in the prior year. The Company has no major capital expenditure commitments for the next 12 months.

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

For the year ended December 31, 2013, our investing activities provided cash of $1,098,825, compared to $2,547,199 during the year ended December 31, 2012. Our financing activities used cash of $405,555 during the year ended December 31, 2013, compared to net cash provided of $402,998 during the year ended December 31, 2012.

NPI has a line of credit from Trustmark Bank in the amount of $2,000,000, which has a maturity date of April 30, 2014.

We believe that our cash on hand, operating cashflows, and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

Total assets at December 31, 2013 were $14,772,398, compared to $16,578,479 at December 31, 2012, representing a decrease of $1,806,081. At December 31, 2013, consolidated working capital was $7,028,461 compared to working capital of $9,239,149 at December 31, 2012, representing a decrease of $2,210,688.  Total assets as of December 31, 2013, included real estate held for sale of $8,421,465, inventories of $1,495,030, accounts receivable of $1,365,460, cash and cash equivalents of $715,752, $889,218 in notes receivable, and $771,728 of property and equipment.

We had total liabilities of $5,434,432 as of December 31, 2013, which included $5,076,912 of current liabilities, mainly consisting of $1,245,792 of accounts payable and accrued expenses and $3,497,808 of current installments of long-term debt.

Cash flow from operations.   Net cash used in operating activities from continuing operations was $994,152 for the year ended December 31, 2013, compared to $2,802,989 for the year ended December 31, 2012.  Net cash used in operating activities for the year ended December 31, 2013 was derived from our net loss from continuing operations of $2,067,073, which included non-cash expenses, including depreciation and amortization of $93,086 and share-based compensation of $342,880.

Our net loss from continuing operations for the year ended December 31, 2013 included a loss on the sale of assets of $103,174, compared to $330,277 for the year ended December 31, 2012.  Accounts receivable decreased by $621,201 during the year ended December 31, 2013 compared to an increase of $974,839 during the same period in 2012. Accounts payable decreased by $362,880 during the year ended December 31, 2013, compared to an increase of $414,385 during the same period in 2012.  Our inventories decreased by $275,274 for the year ended December 31, 2013, compared to a decrease of $72,711 during the year ended December 31, 2012.

Cash flow from investing activities.  Our investing activities provided cash of $1,098,825during the year ended December 31, 2013, primarily as a result of proceeds from the sale of trading securities of $3,374,885 and proceeds from notes receivable of $848,702, offset by the purchase of trading securities of $3,017,917. For the year ended December 31, 2012, our investing activities provided cash of $2,547,199 primarily as a result of proceeds from the sale of the assets of DSWSI of $1,600,000, proceeds from the sale of real estate held for sale of $553,621 and proceeds from notes receivable of $315,417, proceeds from the sale of trading securities of $596,280, offset by the purchase of trading securities of $374,727 and the costs of securing patents and trademarks of $139,882.

Cash flow from financing activities.  During the year ended December 31, 2013 our financing activities used cash of $405,555, primarily as a result of payments on debt of $493,085 and payments for  acquisition of treasury stock of $159,110, offset by proceeds from sale of common stock of subsidiary of $200,000. Our financing activities provided cash of $402,998 during the year ended December 31, 2012, primarily as a result of net borrowings under lines of credit agreements of $1,017,000, offset by payments on debt of $282,671, payments for the acquisition of treasury stock of $223,113, and loans to related parties of $177,965

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American International Industries, Inc.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the periods described above then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2014

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$715,572	$1,016,454
Accounts receivable from related parties	498	2,494
Accounts receivable, net of allowance for doubtful accounts	1,365,460	2,185,839
Note receivable – related party	-	181,000
Short-term notes receivable	32,000	-
Current portion of long-term notes receivable	42,821	1,325,851
Inventories, net of reserve for obsolescence	1,495,030	1,832,304
Real estate held for sale	8,421,465	7,031,614
Prepaid expenses and other current assets	32,527	62,340
Total current assets	12,105,373	13,637,896

Long-term notes receivable, less current portion	814,397	57,891
Oil and gas properties, net	183,473	8,400
Property and equipment, net of accumulated depreciation	771,728	1,971,766
Goodwill	674,539	674,539
Patents, trademarks and tooling, net of accumulated amortization	160,883	158,982
Marketable securities – available for sale	8,000	65,000
Other assets	4,005	4,005
Total assets	$14,722,398	$16,578,479
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$1,245,792	$1,384,359
Accounts payable to related parties	133,312	12,026
Short-term notes payable	200,000	-
Current portion of long-term debt	3,497,808	3,002,362
Total current liabilities	5,076,912	4,398,747

Accrued pension expense	36,349	48,708
Asset retirement obligations	6,702	-
Long-term debt, less current portion	314,469	1,303,000
Total liabilities	5,434,432	5,750,455

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 1,000,000 authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 authorized;
2,138,986 and 1,619,714 shares issued, respectively, and
2,133,948 and 1,406,144 shares outstanding, respectively	2,139	1,620
Additional paid-in capital	38,777,125	38,088,576
Stock subscription receivable	-	(72,000)
Accumulated deficit	(26,981,161)	(25,196,480)
Accumulated other comprehensive loss	(1,397,000)	(1,340,000)
Less treasury stock, at cost; 259,393 and 213,570 shares, respectively	(1,210,917)	(851,807)
Total equity attributable to American International Industries, Inc.	9,190,187	10,629,910
Non-controlling interest	97,779	198,114
Total equity	9,287,966	10,828,024
Total liabilities and equity	$14,722,398	$16,578,479

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2013	2012
Revenues	$7,158,087	$7,982,893
Costs and expenses:
Cost of revenues	5,459,145	6,083,875
Selling, general and administrative	3,574,646	4,115,964
Impairment of real estate held for sale	43,000	-
Loss on sale of assets	103,174	330,277
Total costs and expenses	9,179,965	10,530,116

Operating loss	(2,021,878)	(2,547,223)

Other income (expenses):
Interest and dividend income	65,079	60,991
Botts lawsuit settlement	-	(49,281)
NPI lawsuit settlement	-	(55,000)
Shumate lawsuit settlement	-	(40,000)
Realized gains on the sale of trading securities, net	252,143	41,447
Unrealized losses on trading securities, net	(48,416)	(6,227)
Interest expense	(246,807)	(246,230)
Other expense, net	(39,251)	(10,597)
Total other expense	(17,252)	(304,897)

Loss before income tax	(2,039,130)	(2,852,120)
Income tax expense (benefit)	27,943	(7,715)
Loss from continuing operations, net of income taxes	(2,067,073)	(2,844,405)
Gain on disposal of discontinued operations	-	1,118,327
Loss from discontinued operations, net of income taxes	-	(922,517)
Net loss	(2,067,073)	(2,648,595)
Net loss attributable to the non-controlling interest	282,392	518,329
Net loss attributable to American International Industries, Inc. shareholders	$(1,784,681)	$(2,130,266)
Net loss per common share - basic and diluted:
Continuing operations	$(0.98)	$(1.56)
Discontinued operations	-	0.13
Total	$(0.98)	$(1.43)

Weighted average common shares outstanding - basic and diluted	1,871,949	1,489,583

Comprehensive loss:
Net loss	$(2,067,073)	$(2,648,595)
Unrealized gain (loss) on marketable securities	(57,000)	57,200
Total comprehensive loss	(2,124,073)	(2,591,395)
Comprehensive loss attributable to the non-controlling interests	282,407	518,329
Comprehensive loss attributable to American International Industries, Inc. shareholders	$(1,841,666)	$(2,073,066)

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

										Accumulated
					Additional	Stock			Non-	Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury	Controlling	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Interest	Loss	Total
Balance at December 31, 2011	1,000	$1	1,601,714	$1,602	$36,952,561	$(72,000)	$(23,066,214)	$(628,694)	$674,155	$(1,397,200)	$12,464,211
Stock-based compensation	-	-	18,000	18	96,028	-	-	-	51,528	-	147,574
Acquisition of treasury shares	-	-	-	-	(3,142)	-	-	(223,113)	(1,113)	-	(227,368)
Change in equity investment ownership	-	-	-	-	563,319	-	-	-	(563,317)	-	2
Purchase of VOMF interest in AMIH	-	-	-	-	489,082	-	-	-	565,918	-	1,055,000
Dividends on preferred stock of AMIH	-	-	-	-	(9,272)	-	-	-	(10,728)	-	(20,000)
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	-	57,200	57,200
Net loss	-	-	-	-	-	-	(2,130,266)	-	(518,329)	-	(2,648,595)
Balance at December 31, 2012	1,000	1	1,619,714	$1,620	$38,088,576	$(72,000)	$(25,196,480)	$(851,807)	198,114	$(1,340,000)	$10,828,024
Stock-based compensation	-	-	21,000	21	26,859	-	-	-	-	-	26,880
Cash received from related party for stock subscriptions	-	-	-	-	(16,500)	72,000	-	-	-	-	55,500
Common shares issued to related party for acquisition of real estate	-	-	300,000	300	359,700	-	-	-	-	-	360,000
Common shares issued for acquisition of oil and gas property	-	-	200,000	200	167,740	-	-	-	148,060	-	316,000
Conversion of BOG payable owed to AMIN to equity	-	-	-	-	(125,181)	-	-	-	125,181	-	-
Cancellation of shares	-	-	(1,728)	(2)	(2,211)	-	-	-	-	-	(2,213)
BOG shares sold for cash	-	-	-	-	111,627	-	-	-	88,373	-	200,000
BOG treasury shares purchased	-	-	-	-	(556)	-	-	-	(486)	-	(1,042)
Acquisition of treasury shares	-	-	-	-	-	-	-	(159,110)	-	-	(159,110)
Obligation to purchase treasury stock	-	-	-	-	-	-	-	(200,000)	-	-	(200,000)
Change in equity investment ownership	-	-	-	-	179,071	-	-	-	(179,071)	-	-
Purchase of VOMF interest in AMIH	-	-	-	-	(12,000)	-	-	-	-	-	(12,000)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(57,000)	(57,000)
Net loss	-	-	-	-	-	-	(1,784,681)	-	(282,392)	-	(2,067,073)
Balance at December 31, 2013	1,000	1	2,138,986	$2,139	38,777,125	$-	$(26,981,161)	$(1,210,917)	$97,779	$(1,397,000)	$9,287,966

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,067,073)	$(2,648,595)
Income from discontinued operations, net of income taxes	-	195,810
Net loss from continuing operations	(2,067,073)	(2,844,405)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	93,086	86,086
Stock-based compensation	342,880	147,574
Impairment of real estate held for sale	43,000	-
Amortization of guarantor fee	-	19,983
Other income from forgiveness of debt	-	(15,000)
Loss on sale of assets	103,174	330,277
Realized gains on the sale of trading securities, net	(252,143)	(41,447)
Unrealized losses on trading securities, net	48,416	6,227
Change in operating assets and liabilities:
Accounts receivable	621,201	(974,839)
Inventories	275,274	72,711
Prepaid expenses and other current assets	29,813	(4,541)
Accounts payable to related parties	131,100	-
Accounts payable and accrued expenses	(362,880)	414,385
Net cash used in operating activities from continuing operations	(994,152)	(2,802,989)

Cash flows from investing activities from continuing operations:
Investment in certificate of deposit	-	(50,000)
Redemption of certificate of deposit	-	50,000
Purchase of trading securities	(3,017,917)	(374,727)
Purchase of oil and gas properties	(157,500)	-
Purchase of VOMF interest in AMIH	(12,000)	-
Sale of trading securities	3,374,885	596,280
Proceeds from sale of subsidiary	-	1,600,000
Proceeds from sale of real estate	160,334	553,621
Purchase of property and equipment	(1,082)	(3,510)
Costs of securing patents and trademarks and tooling	(46,597)	(139,882)
Issuance of notes receivable	(50,000)	-
Proceeds from notes receivable	848,702	315,417
Net cash provided by investing activities from continuing operations	1,098,825	2,547,199

Cash flows from financing activities from continuing operations:
Proceeds from issuance of common stock	-	-
Net borrowings under line of credit agreements	-	1,017,000
Proceeds from sale of common stock of subsidiary	200,000	-
Proceeds from the issuance of debt	-	20,000
Proceeds from related party stock subscription receivable	55,500	-
Principal payments on debt	(493,085)	(282,671)
Loans to related parties	(7,818)	(177,965)
Payments for acquisition of treasury stock of subsidiary	(1,042)	(4,255)
Payments for acquisition of treasury stock	(159,110)	(223,113)
Net cash provided by (used in) financing activities from continuing operations	(405,555)	402,998

Net increase (decrease) in cash and cash equivalents from continuing operations	(300,882)	147,208
Cash and cash equivalents at beginning of year	1,016,454	869,246
Cash and cash equivalents at end of year	$715,572	$1,016,454

Discontinued operations:
Net cash provided by operating activities	$-	$300,902
Net cash used in investing activities	-	(125,399)
Net cash used in financing activities	-	(186,158)
Net decrease in cash and cash equivalents from discontinued operations	-	(10,655)
Cash and cash equivalents at beginning of period from discontinued operations	-	10,655
Cash and cash equivalents at end of period from discontinued operations	$-	$-

Supplemental cash flow information:
Interest paid	$189,369	$243,314
Income taxes paid	$3,149	$-

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$(57,000)	$57,200
Conversion of BOG payable owed to AMIN to equity	$125,181	$-
Adjustment to non-controlling interest in AMIH and BOG	$179,071	$563,319
AMIH preferred dividends declared and unpaid	$-	$20,000
Conversion of note receivable – related party to real estate held for sale	$181,000	$-
Reversal of preferred dividends of AMIH	$-	$1,055,000
DFT payment in AMIH shares	$16,500	$-
Reclassification of real estate held for sale from property and equipment	$1,155,359	$-
Capitalized asset retirement obligations	$6,055	$-
Issuance of common stock to related party for acquisition of real estate	$360,000	$-
Obligation to purchase treasury stock	$200,000	$-
Accrued oil and gas property acquisition	$13,500	$-
Accrued interest income converted to note receivable	$23,700	$-
Note receivable received from sale of AMIH’s assets	$-	$1,020,000

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

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), in which American holds a 93.2% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 51.0% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

On October 17, 2012, American effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for ten (1:10) basis. All share and per share amounts for American contained in these financial statements have been retroactively adjusted to reflect the reverse stock split.

On August 13, 2012, AMIH effected a reverse stock split whereby all outstanding shares of its common stock were subject to a reverse split on a one for one hundred (1:100) basis. All share and per share amounts for AMIH contained in these financial statements have been retroactively adjusted to reflect the reverse stock split.

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

Discontinued operations for the year ended December 31, 2012 includes a gain on disposal of DSWSI of $1,498,327 for the initial consideration of $3,000,000 less DSWSI's operating assets and associated liabilities of $1,501,673.  DSWSI's net loss of $922,517 for the year ended December 31, 2012 is included in discontinued operations.  On December 19, 2012, the $1,400,000 note receivable from the sale of DSWSI’s assets was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327.

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

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis and includes the cost of the inventories and freight. American assesses the realizability of its inventories based upon specific usage and future utility. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

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

Costs of oil and gas properties are amortized using the units of production method under this method.  Depletion expense calculated per equivalent physical unit of production amounted to $0.44 per barrel of oil equivalent for the year ended December 31, 2013.

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended December 31, 2013 and 2012, no impairment of oil and gas properties was recorded.

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

If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At December 31, 2013 and 2012, American completed its annual impairment testing of goodwill. During, each year, there were no events or circumstances that would have indicated potential impairment. At December 31, 2013 and 2012, the carrying amount of NPI did not exceed its fair value and as a result, no impairment loss was recognized.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2013, American had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net income (loss) per common share. These securities include 10,000 options to purchase shares of common stock that were not "in the money".

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2013 and 2012, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

As of December 31, 2013
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ -	$ -	$ -	$ -	$ -
Marketable Securities - available for sale	$ 8,000	$ 8,000	$ 8,000	$ -	$ -

As of December 31, 2012
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ -	$ -	$ -	$ -	$ -
Marketable Securities - available for sale	$ 65,000	$ 65,000	$ 65,000	$ -	$ -

Subsequent Events

American has evaluated all transactions from December 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

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

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the year ended December 31, 2013, the Company had one customer that accounted for 14.8% of revenues and 19.8% of trade accounts receivable, one customer that accounted for 13.6% of revenues and 12.7% of accounts receivable, and one customer that accounted for 14.2% of revenues.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations.  For the years ended December 31, 2013 and 2012, American had net unrealized trading losses of $48,416 and net unrealized trading losses of $6,227, respectively, related to securities held on those dates.  American recorded net realized gains of $252,143 and net realized gains of $41,447 for the years ended December 31, 2013 and 2012, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of ADB International Group, Inc. ("ADBI") common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At December 31, 2013 and 2012, this investment was valued at $8,000, and $65,000, respectively, based on the closing market price of $0.05 and $0.01, respectively, per share on those dates.  American recognized other comprehensive losses of $57,000 for the year ended December 31, 2013, and other comprehensive income of $57,200 for the year ended December 31, 2012 for the unrealized changes in market values for this investment.

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

Note 4 - Notes Receivable

Short-term notes receivable consists of the following:

	December 31, 2013	December 31, 2012
Unsecured note receivable, interest at 5%, principal due on July 10, 2014	$ 32,000	$ -

Notes receivable - related party:

On July 13, 2012, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase from Daniel Dror II a  50% interest in 96 acres in Galveston, Texas for $1,810,000, of which $181,000 was paid immediately (recorded as note receivable – related party as of December 31, 2012) and the remaining $1,629,000 was due at closing.  On January 22, 2013, the Company agreed to an amended contract which changed the terms of the purchase of the land.  Also, on January 22, 2013, the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II.  The note receivable was assigned to KDT. Daniel Dror II is the adult son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. KDT is owned by an entity which is controlled by the brother of Daniel Dror. This property is recorded on the balance sheet as “Real estate held for sale” for $541,000.

Long-term note receivables consist of the following:

	December 31, 2013	December 31, 2012
Unsecured note receivable for sale of a former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$ 281,073	$ 287,442
Note receivable for the sale of DSWSI, interest due monthly at 5%, principal due on or before April 3, 2017, or upon sale of the 3.2 acre property securing the note	-	800,000
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (b)	595,668	596,300
Total notes receivable	876,741	1,683,742
Reserve due to uncertainty of collectability	(19,523)	(300,000)
	857,218	1,383,742
Less: current portion	(42,821)	(1,325,851)
Long-term notes receivable	$ 814,397	$ 57,891

(a) Sale of Marald, Inc., principal and interest due monthly through June 1, 2022.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above.  Since April 2013, no payments have been received on this note.  American has filed a lawsuit for the total amount owed plus interest and attorney’s fees.  The Company believes this receivable is fully collectible, but has classified the receivable as long-term at December 31, 2013.

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

At December 31, 2013, American has reserved a total of $19,523 on all notes receivable in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at December 31, 2013.

Interest income on notes receivable is recognized principally by the simple interest method.  During the years ended December 31, 2013 and 2012, American recognized interest income of $65,069 and $60,103, respectively, on the notes receivable.

Note 5 - Inventories

Inventories consisted of the following:

	December 31, 2013	December 31, 2012
Finished goods	$ 1,573,867	$ 1,865,141
Less reserve for obsolescence	(78,837)	(32,837)
Inventories, net	$ 1,495,030	$ 1,832,304

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	December 31, 2013	December 31, 2012
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 7 and 9 units as of December, 2013 and December 31, 2012, respectively (a)	888,328	1,151,836
50% interest in 96 acres - vacant commercial use land in Galveston County, Texas (b)	541,000	-
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
31 acres - vacant mixed use land in Houston, Texas (c)	1,772,564	1,815,564
17 acres - vacant mixed use land in Houston, Texas (d)	1,155,359	-
174 acres in Waller County, Texas	1,684,066	1,684,066
	$ 8,421,465	$ 7,031,614

(a)  Dawn Condominium units on the waterfront in Galveston, Texas- During the year ended December 31, 2013, two Dawn Condominium units were sold for a total of $160,334, resulting in a total loss on sale of assets of $103,174.

(b)  50% interest in 96 acres of vacant commercial use land in Galveston County, Texas- On January 22, 2013, the Board of Directors of American approved the purchase of a 50% undivided interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II.

(c)   31 acres – vacant mixed use land in Houston, Texas – During 2013, the Company recorded a $43,000 impairment to write down the land to its estimated net realizable value.

(d)   17 acres - vacant mixed use land in Houston, Texas- During the year ended December 31, 2013, NPI transferred this 17-acre tract of land from property and equipment to real estate held for sale.  This property has been listed with a broker and American is actively pursuing a sale of this property.

American reviewed the accounting standards Real Estate - General (ASC 970-10) and Property, Plant, and Equipment (ASC 360-10) to determine the appropriate classification for these properties.  According to ASC 970-10, real estate that is held for sale in the ordinary course of business is classified as inventory, which is a current asset.  ASC 360-10 provides the following criteria for property to be classified as held for sale:

1)      Management with the appropriate authority commits to a plan to sell the asset;

2)      The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

3)      An active program to locate a buyer and other actions required to complete the plan of sale have been initiated;

4)      The sale of the property or asset within one year is probable and will qualify for accounting purposes as a sale;

5)      The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

6)      Actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Management consulted with the real estate brokers for these properties and reviewed the recent interest for each property.  Based on our consultations and review, we believe that the sale of these properties within one year is probable.  We concluded that all of these criteria have been met for these properties and that they are appropriately classified as held for sale in current assets.

Note 7 - Sale of DSWSI

On April 3, 2012, AMIH sold all of the assets and liabilities of DSWSI.

Discontinued operations for the year ended December 31, 2012 includes a gain on sale of DSWSI of $1,118,327 for the initial consideration of $2,620,000 less DSWSI's assets and associated liabilities of $1,501,673. DSWSI's net loss of $922,517 for the year ended December 31, 2012 is included in discontinued operations.

The gain on sale of DSWSI is summarized below:

April 3, 2012
Cash	$ 1,600,000
Note receivable (1)	1,020,000
Total consideration	2,620,000
DSWSI's assets less associated liabilities	1,501,673
Gain on sale of DSWSI	$ 1,118,327

(1)     Face value of this note receivable was originally $1,400,000. On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000, and the gain on disposal of DSWSI was reduced by $380,000 to $1,118,327.

DSWSI's revenues and net loss before income tax and gain on disposal of discontinued operations are summarized below:

For the Year Ended December 31,
	2013	2012
Revenues	$ -	$ 3,598,374
Net loss before income tax	$ -	$ (883,373)
Gain on disposal of discontinued operations	$ -	$ 1,118,327

Note 8. Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. During the years ended December 31, 2013 and 2012, $177,055 and $0, respectively, of such costs were capitalized.

We recorded $1,982 and $0 of depletion expense during the years ended December 31, 2013 and 2012, respectively. Costs of oil and gas properties are amortized using the units of production method.

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the years ended December 31, 2013 and 2012, no impairment of oil and gas properties was recorded.

Below are the components of oil and gas properties balance:

	Year ended December 31, 2013	Year ended December 31, 2012
Royalty interest in 24 acres in Washington County, TX (a)	$ -	$ -
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	-
Lease of 394 acres in the Gillock Field (d)	83,500	-
Capitalized asset retirement costs	6,055	-
Total oil and gas properties	185,455	8,400
Accumulated depletion	(1,982)	-
Net capitalized costs	$ 183,473	$ 8,400

a)       Royalty interest in 24 acres in Washington County, Texas- We have an oil and gas mineral royalty interest, covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the minerals produced are currently incidental and paid to BOG as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas), the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, BOG is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b)       Royalty interest in 700 acres in the Permian Basin- On July 22, 2011, BOG entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which BOG acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the BOG  share issuance, BOG has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

c)       10% working interest in the Pierce Junction Field- On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it.

d)       Lease of 394 acres in the Gillock Field- Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of December 31, 2013) and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable which as amended is due on December 30, 2014 (previously the receivable was due by October 31, 2013). The Company capitalized $83,500 of exploration costs during 2013.

Note 9 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2013	December 31, 2012
Land	-	$ 507,661	$ 1,663,020
Building and improvements	20	922,945	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	151,982	150,900
Total		1,695,579	2,849,856
Less accumulated depreciation		(923,851)	(878,090)
Net property and equipment		$ 771,728	$ 1,971,766

During the year ended December 31, 2013, NPI transferred a 17-acre tract of land for $1,155,359 from property and equipment to real estate held for sale.  This property has been listed with a broker and American is actively pursuing a sale of this property.

Depreciation expense for the years ended December 31, 2012 and 2011 was $45,761 and $60,276, respectively.

Note 10 - Intangible Assets

Intangible assets at December 31, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 234,506	$ 73,623	$ 160,883	3-10 years

Intangible assets at December 31, 2012 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 187,909	$ 28,927	$ 158,982	3-10 years

Amortization expense for the years ended December 31, 2013 and 2012 was $44,696 and $25,810, respectively.

Note 11 - Debt

Debt consisted of the following:

	December 31, 2013	December 31, 2012
Note payable to a bank, due in monthly installments, including interest at 7.25% with a principal balance due in February 22, 2019, secured by real property. (a) (b)	$ 1,341,243	$ 1,374,399
Revolving line of credit to a bank, which allows NPI to borrow up to $2,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due April 30, 2014, secured by assets of NPI. (a)	1,318,034	1,615,963
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due in May 2014, secured by the Company’s real property.	1,150,000	1,300,000
Note payable, due in monthly payments of $1,000, with interest at 4%, due March 2014 (a)	3,000	15,000
Note payable, non-interest bearing, which was issued in exchange for shares to be purchased by the Company, secured by 63,540 shares of the Company not delivered as of December 31, 2013, principal balance due on September 30, 2014	200,000	-
	4,012,277	4,305,362
Less current portion	(3,697,808)	(3,002,362)
Total	$ 314,469	$ 1,303,000

(a)     Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

(b)      On February 22, 2014, the Company entered into a modification and extension agreement with the bank.  In connection with this agreement, the Company paid down $1,000,000 of the note payable owed to the bank.  In addition, the term of the note payable was extended from February 22, 2014 to February 22, 2019.  The note as amended bears interest at 7.25% and payment of $3,941 are owed monthly for 59 months beginning March 22, 2014, and a balloon payment owed for the remainder of the note payable and interest (approximately $196,000) due February 22, 2019.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and is guaranteed by American.

Note 12 - Commitments and Contingencies

American International Industries, Inc. v. William W. Botts.American filed this lawsuit against William W. Botts (“Botts”) seeking damages as a result of a Stock Purchase Agreement and Consulting Agreement that American entered into with Botts on September 12, 2007. Under the Stock Purchase Agreement, American gave Botts $1,000,000 in cash and 28,800 shares of restricted AMIN stock (24,000 original shares plus a 20% stock dividend) for 170,345 shares of OI Corporation. As part of the original agreement, Botts had the right to sell the 28,800 shares back to American for $41.70 per share. Under the Consulting Agreement, American agreed to pay Botts $14,000 per month, plus expenses for performing consulting services. On or about November 5, 2008, American paid Botts $100,000 to terminate the Consulting Agreement to stop the accrual of monthly consulting payments to Botts. Effective February 25, 2011, the parties settled the proceedings against each other, pursuant to which American paid Botts $1,250,000 and executed a $400,000 one year promissory note with 5% annual interest paid in monthly installments to Botts due by February 1, 2012. The 28,800 restricted American shares in Botts name were transferred to the Dror Family Trust in consideration for the cash payment to American of approximately $1,400,000 and the issuance to certain Dror related entities and an entity controlled by Mr. Dror's brother, of 110,000 restricted American shares. The cash proceeds from the restricted share sale were used to fund the settlements to Botts.

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

On May 7, 2013 a settlement agreement was reached, whereby American will receive $7,500 from Rubicon and Joe Mangiapane, Jr. for the release of all claims arising out of or in connection with this suit.

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

Shumate Machine Works, Inc. v. American International Industries, Inc.In September 2012, American entered into a settlement agreement with Shumate Machine Works, Inc. relating to a tax liability issue associated with American’s purchase of Shumate Machine Works, Inc. in 2008, whereby American agreed to pay $40,000 to HII Technologies, Inc. Under the agreement, American paid $20,000 in cash and entered into a promissory note agreement for the remaining $20,000, with interest of 4% per year, payable in installments of $1,000 monthly through March 2014.  Additionally, American transferred its 296,000 shares of HII Technologies, Inc. common stock for attorney’s fees, which were recorded at $0 on American’s balance sheet.  Previously, American had fully recognized trading losses associated with these shares.  The $40,000 settlement amount was recorded as the Shumate settlement during the year ended December 31, 2012.

American International Industries, Inc. v. Juan Carlos Martinez.In 2002, American acquired 100% of Marald, Inc. from Juan Carlos Martinez. Mr. Martinez continued as an employee and President of Marald. A few months after the acquisition date, Mr. Martinez notified American that he would resign and demanded that Marald be sold back to him. American sold Marald to Mr. Martinez for $225,000 and two 10 year promissory notes for $300,000. In October 2007, no payments had been made, causing the notes to go into default. In May 2010, American agreed to cancel the notes in exchange for a new $300,000 personal note with Mr. Martinez.  During 2013, the note entered into default status due to non-payment. Under the terms of the note, American accelerated the maturity with the entire unpaid principal balance plus all interest at a default rate of 18% is immediately due and payable.

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

On June 9, 2011, the Board of Directors of American approved the issuance to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock. Mr. Dror has personally guaranteed the following loans of American, and without such guarantees, American would not have been able to receive such funding: (1) a $1,450,000 loan to Northeastern Plastics (“NPI”) at Icon Bank; (2) a $3,000,000 loan to Delta Seaboard at Trustmark National Bank; (3) a $1,850,000 loan to the Company, Rob Derrick and Ron Burleigh at Texas Community Bank (which has since been repaid); and (4) a $3,250,000 loan to NPI at Trustmark National Bank (collectively the “loans”); which the Company has received and continues to receive significant value.  Based on 1% of the outstanding balances of these loans at June 9, 2011, American valued these preferred shares and recorded a guarantor fee of $49,463 to prepaid expenses.  This amount is being amortized to expense over the remaining terms of these loans.  During the years ended December 31, 2013 and 2012, American recorded amortization of $5,912 and $19,983, respectively.

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

On July 13, 2012, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase from Daniel Dror II a  50% interest in 96 acres in Galveston, Texas for $1,810,000, of which $181,000 was paid immediately (recorded as note receivable – related party as of December 31, 2012) and the remaining $1,629,000 was due at closing.  On January 22, 2013, the Company agreed to an amended contract which changed the terms of the purchase of the land.  Also, on January 22, 2013, the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II.  The note receivable was assigned to KDT. Daniel Dror II is the adult son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. KDT is owned by an entity which is controlled by the brother of Daniel Dror. This property is recorded on the balance sheet as “Real estate held for sale” for $541,000.

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

On February 28, 2013, Brenham announced that Bryant Mook has been appointed President and Chief Operating Officer.

Pursuant to a stock purchase agreement, during 2013, Brenham issued Mr. Mook 11,050,127 shares of common stock in exchange for cash proceeds of $200,000.

On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, whereby American purchased Mr. Wolinsky’s 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing note payable of $200,000, due on September 30, 2014.  A related treasury stock obligation in the amount of $200,000 was recorded.  In the event that American is unwilling or not able to make the $200,000 payment when the note becomes due, at American’s option, it may instruct Wolinsky to sell the shares in the open market and apply the proceeds from such sales to any balance owed.  In the event that Wolinsky sells the shares for more than $200,000, Wolinsky shall return any portion of the unsold shares back to American and any proceeds over $200,000.  As of December 31, 2013, 26,000 shares have been returned to the Company.

A summary of the status of American's stock options to employees for the year ended December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2011	10,000	$ 6.00
Outstanding and exercisable as of December 31, 2012	10,000	$ 6.00
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of December 31, 2013	10,000	$ 6.00	$ -

During the year ended December 31, 2013, American and its subsidiaries issued the following shares for services:

American issued 21,000 shares of common stock valued at $26,880 to employees for bonuses.

American issued 200,000 shares of common stock valued at $316,000 for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012.

American received $72,000 of cash proceeds from sales of common stock that occurred during 2011.

American repurchased 45,823 shares of its common stock for $159,110 from third parties.

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

During the year ended December 31, 2012, AMIH declared preferred dividends of $20,000, which were accrued and unpaid.  On June 29, 2011, AMIH entered into an agreement, with an effective date of July 1, 2011, with Vision Opportunity Master Fund, Ltd. (“VOMF”), pursuant to which VOMF agreed to convert 3,769,626 shares of the Company’s preferred stock, constituting all of AMIH’s outstanding preferred stock, into 37,696 shares (3,769,626 shares pre-split) of common stock and also agreed to waive all accrued dividends payable on the preferred stock. In consideration for the conversion, AMIH agreed to pay VOMF total consideration of $250,000, $50,000 of which was paid on July 1, 2011, and the $200,000 remainder is due and payable at the rate of $20,000 per month. On February 23, 2012, AMIH completed the agreement with VOMF. VOMF accepted a payment of $65,000 in full satisfaction of this note, and the difference of $15,000 was recognized as other income from forgiveness of debt. On February 29, 2012, 3,769,626 shares of AMIH's preferred stock were converted into 37,696 shares (3,769,626 shares pre-split) of AMIH's common stock and accrued dividends of $1,055,000 were forgiven.  On March 11, 2013, American and VOMF entered into a securities purchase agreement whereby American paid $12,000 in exchange for the 41,768 common shares of AMIH owned by VOMF.

Note 14 - Income Taxes

The components of the income tax provision for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$ -	-
State	27,943	31,429
Total current	27,943	31,429

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Income taxes associated with discontinued operations	-	(39,144)

Total income tax provision	$ 27,943	$ (7,715)

 The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Income tax expense at statutory rate	$ (711,624)	$ (903,145)
Share-based compensation	7,601	61,490
Meals and entertainment	10,962	10,588
Other	3,247	3,770
Change in valuation allowance	689,814	827,297
Texas margin tax	27,943	31,429
Income taxes associated with discontinued operations	-	(39,144)
	$ 27,943	$ (7,715)

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2013 and December 31, 2012 are set out below:

	December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carryforward	$ 9,629,569	$ 8,911,277
Total deferred tax assets	9,629,569	8,911,277

Deferred Tax Liabilities:
Tax depreciation in excess of books	329,462	(77,905)
Unrealized gains	16,461	(2,117)
Total deferred tax liabilities	345,923	(80,022)

Valuation allowance	(9,975,492)	(8,831,255)
Net deferred tax asset	$ -	$ -

American has loss carry-forwards totaling $29,724,719 available at December 31, 2013 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$ 1,552,323	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,413,803	2028
3,983,570	2029
2,870,592	2030
4,514,678	2031
3,307,401	2032
2,165,551	2033
$ 29,724,719

Note 15 – Related Parties

Notes receivable – related party

On July 13, 2012, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase from Daniel Dror II a  50% interest in 96 acres in Galveston, Texas for $1,810,000, of which $181,000 was paid immediately (recorded as note receivable – related party as of December 31, 2012) and the remaining $1,629,000 was due at closing.  On January 22, 2013, the Company agreed to an amended contract which changed the terms of the purchase of the land.  Also, on January 22, 2013, the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II.  The note receivable was assigned to KDT. Daniel Dror II is the adult son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. KDT is owned by an entity which is controlled by the brother of Daniel Dror. This property is recorded on the balance sheet as “Real estate held for sale” for $541,000.

Accounts payable to related parties

On February 28, 2013, Brenham leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  The $131,100 is payable to KDT on or before December 30, 2014.

In addition, as of December 31, 2013 and 2012, the Company owed other amounts to related parties of $2,212 and $12,026, respectively.

Note 16 - Segment Information

American International Industries, Inc. is a holding company and has the following reporting segments:

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets;

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry; As of December 31, 2013, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI.

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

Brenham Oil & Gas ("BOG") - a 51.0% owned subsidiary that currently owns oil and gas properties. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	For the Year Ended December 31,
	2013	2012
Revenues:
Northeastern Plastics	$7,107,732	$7,934,492
Brenham Oil & Gas	36,483	781
AITP	13,872	47,620
Total revenues	$7,158,087	$7,982,893

Operating income (loss) from continuing operations:
Northeastern Plastics	$(326,493)	$(358,941)
AMIH	(170,439)	(161,864)
AITP	(197,980)	(631,993)
BOG	(621,847)	(285,678)
Corporate	(705,119)	(1,108,747)
Operating loss from continuing operations	$(2,021,878)	$(2,547,223)
Other expenses from continuing operations	(17,252)	(304,897)
Net loss from continuing operations before income tax	$2,039,130)	$(2,852,120)

Depreciation, depletion and amortization:
Northeastern Plastics	$43,988	$81,182
BOG	2,629	-
Corporate	1,773	4,904
Total depreciation and amortization	$48,390	$86,086

	For the Year Ended December 31,
	2013	2012
Interest expense:
Northeastern Plastics	$183,631	$171,328
Corporate	63,176	74,902
Total interest expense	$246,807	$246,230

Capital expenditures:
Northeastern Plastics	$1,082	$3,510
BOG	171,000	-
Total capital expenditures	$172,082	$3,510

	December 31, 2013	December 31, 2012
Identifiable assets:
Northeastern Plastics	$ 5,639,717	$ 7,495,101
AITP	7,309,106	6,570,166
AMIH	-	2,513,212
BOG	193,432	15,079
Corporate	1,580,143	-
Total identifiable assets	$ 14,722,398	$ 16,578,479

Note 17 - Subsequent Events

On January 8, 2014, BOG entered into an agreement in which it will acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. BOG acquired 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 down payment, and a payment of the remaining $230,000 prior to the beginning of any exploration.

In January 2014, AITP entered into an earnest money contract for $1,500,000, plus 20% carried interest,for its 31 acres in Houston, Texas.  The Company estimates that this sale will close July 1, 2014

On March 6, 2014, the Company’s wholly owned subsidiary, Northeastern Plastics, Inc. sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on I-59 in Houston, Texas. The property was sold for $1,325,000 in cash, and Northeastern reduced its long-term debt with a $1,000,000 payment of principal and entered into a modification and extension agreement whereby the maturity date was extended from February 22, 2014 to February 22, 2019.  The note as amended bears interest at 7.25% and payment of $3,941 are owed monthly for 59 months beginning March 22, 2014, and a balloon payment owed for the remainder of the note payable and interest (approximately $196,000) due February 22, 2019.

In March 2014, AITP entered into an earnest money contract for $3,350,000 for its 174 acres in Waller County, Texas.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties.  Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2013, the Company’s chief financial officer resigned.  Since the resignation of the chief financial officer, the Company has relied on consultants to assist with financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	73	Chairman of the Board, Chief Executive Officer and President
Charles R. Zeller	72	Director and Interim CFO
Thomas J. Craft, Jr.	49	Director

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

Charles R. Zeller has served as a director of the Company, since 2000, and Interim Chief Financial Officer since November 21, 2013. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, TX and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects. Mr. Zeller is the President of RealAmerica Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2013 and 2012:

		Annual Compensation					Long-Term Compensation Awards
		Salary		Bonus	Other Annual Compensation		Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Name and Principal Position	Year
Daniel Dror,	2013	$300,000	(2)	-	12,665	(3)	-	-	$312,665
CEO	2012	$300,000	(2)	84,361	12,665	(3)	-	-	$397,026

Sherry McKinzey,	2013	$85,000		-	-		-	-	$85,000
Former Director, VP, and CFO (5)	2012	$102,508		5,500	4,038(4)		3,200	-	$115,246

Charles R. Zeller,	2013	$-		-	-		-	-	$-
Director and Interim CFO (6)	2012	$-		-	-		-	-	$-
Marc H. Fields,	2013	$186,327		-	-		-	-	$186,327
President of NPI	2012	$186,327		-	-		-	-	$186,327

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

(5) Resigned as Director, VP, and CFO on November 21, 2013.

(6) Appointed as Interim CFO on November 21, 2013.

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

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2013.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Charles R. Zeller	$ -	$ 5,000	$ -	$ -	$ -	$ 5,000
Thomas J. Craft, Jr.	$ -	$ 5,000	$ -	$ -	$ -	$ 5,000
Scott Wolinsky	$ -	$ -	$ -	$ -	$ -	$ -

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2013, the Registrant had 2,138,986 shares of common stock issued and 1,000 shares of preferred stock issued.

	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Preferred Stock	Daniel Dror, Chairman, CEO, and President	1,000 shares	100.0%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Daniel Dror, CEO and Chairman	8,953 shares	0.42%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Charles R. Zeller, Interim CFO and Director	1,000 shares (1)	0.05%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	International Diversified Corporation, Ltd.	173,950 shares (2)	8.13%
	Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas

Common Stock	Kemah Development Texas L.P.	646,000 shares (3)	30.20%
	601 Hanson Road, Kemah TX 77565

Common Stock	Dror Family Trust	150,392 shares (4)	7.03%
	Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas

Common Stock	Scott Wolinsky, Former Director	0 shares (5)	0.00%
	10 Connemara Court, Sewell, NJ 08080

Common Stock	All officers and directors as a group (3 people)	9,953 shares	0.47%

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

(4) Daniel Dror's brother is the Trustee.

(5) On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, whereby American purchased Mr. Wolinsky’s 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing note payable of $200,000, due on September 30, 2014, which was secured by 63,540 shares which were not delivered as of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2013 and 2012.

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

	2013	2012
Audit fees (1)	$102,950	$200,300
Audit-related fees (2)	$-	$-
Tax fees (3)	$21,700	$32,200
All other fees	$1,800	$900

(1)Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

American International Industries, Inc.

By /s/ Daniel Dror

Daniel Dror

President, Chief Executive Officer and Director

April 15, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Interim CFO and Director

April 15, 2014

By /s/ Thomas J. Craft, Jr.

Thomas J. Craft, Jr.

Director

April 15, 2014

CERTIFICATIONS

I, Charles R. Zeller, certify that:

1. I have reviewed this annual report of American International Industries Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15, 2014

/s/ Charles R. Zeller

Interim CFO

CERTIFICATIONS

I, Daniel Dror, certify that:

1. I have reviewed this annual report of American International Industries Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15, 2014

/s/ Daniel Dror

CEO and Chairman

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-K/A for the period ended December 31, 2013.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: April 15, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Annual Report of Form 10-K/A for the period ended December 31, 2013.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: April 15, 2014

Daniel Dror

Chairman

/s/ Daniel Dror