Form 10-K/A
period 2013-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2014-04-22
CIK 1073146

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

 EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-K of American International Industries, Inc. for the fiscal years ended December 31, 2013 and 2012, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are to be filed as part of the Annual Report:

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

 *Previously filed

**Filed herewith

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