Form 10-Q
period 2014-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2014-05-20
CIK 1073146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 19, 2014 is 2,190,948 shares of common stock and 1,000 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$895,668	$715,572
Accounts receivable from related parties	498	498
Accounts receivable, net of allowance for doubtful accounts	883,625	1,365,460
Short-term note receivable	12,000	32,000
Current portion of long-term notes receivable	43,035	42,821
Inventories, net of reserve for obsolescence	1,844,105	1,495,030
Real estate held for sale	8,421,465	8,421,465
Prepaid expenses and other current assets	32,068	32,527
Total current assets	12,132,464	12,105,373

Long-term notes receivable, less current portion	803,624	814,397
Oil and gas properties, net	182,652	183,473
Property and equipment, net of accumulated depreciation	40,515	771,728
Goodwill	674,539	674,539
Patents, trademarks and tooling, net of accumulated amortization	153,853	160,883
Marketable securities – available for sale	8,000	8,000
Other assets	24,005	4,005
Total assets	$14,019,652	$14,722,398

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$1,117,666	$1,245,792
Accounts payable to related parties	131,100	133,312
Short-term notes payable	200,000	200,000
Current portion of long-term debt	2,854,677	3,497,808
Total current liabilities	4,303,443	5,076,912

Accrued pension expense	36,349	36,349
Deferred income	489,366	-
Asset retirement obligations	6,864	6,702
Long-term debt, less current portion	545,281	314,469
Total liabilities	5,381,303	5,434,432

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 shares authorized;
2,195,986 and 2,138,986 shares issued, respectively and
2,190,948 and 2,133,948 shares outstanding, respectively	2,196	2,139
Less: treasury stock, at cost; 264,353 and 259,393 shares, respectively	(1,218,341)	(1,210,917)
Additional paid-in capital	38,868,388	38,777,125
Accumulated deficit	(27,689,479)	(26,981,161)
Accumulated other comprehensive loss	(1,397,000)	(1,397,000)
Total equity attributable to American International Industries, Inc.	8,565,765	9,190,187
Non-controlling interest	72,584	97,779
Total equity	8,638,349	9,287,966
Total liabilities and equity	$14,019,652	$14,722,398

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months
	Ended March 31
	2014	2013

Revenues	$1,201,564	$1,517,603

Costs and expenses:
Cost of revenues	922,205	1,117,999
Selling, general and administrative	905,615	1,261,029
Total costs and expenses	1,827,820	2,379,028

Operating loss	(626,256)	(861,425)

Other income (expenses):
Interest and dividend income	4,707	20,526
Realized gains on the sale of trading securities, net	12,555	108,674
Unrealized losses on trading securities, net	(74,182)	(59,790)
Interest expense	(56,617)	(64,261)
Other income	(6,975)	-
Total other income (expense)	(120,512)	5,149

Loss before income tax	(746,768)	(856,276)
Income tax expense (benefit)	(13,255)	2,007
Net loss	(733,513)	(858,283)
Net loss attributable to the non-controlling interest	25,195	214,079
Net loss attributable to American International Industries, Inc.	$(708,318)	$(644,204)

Net loss per common share - basic and diluted	(0.33)	(0.38)

Weighted average common shares outstanding - basic and diluted	2,178,159	1,712,115

Comprehensive loss:
Net loss	$(733,513)	$(858,283)
Unrealized loss on marketable securities	-	(52,000)
Total comprehensive loss	(733,513)	(910,283)
Comprehensive loss attributable to the non-controlling interests	25,195	214,079
Comprehensive loss attributable to American International Industries, Inc. shareholders	$(708,318)	$(696,204)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(733,513)	$(858,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,302	21,897
Stock-based compensation	91,320	342,880
Amortization of guarantor fee	-	1,478
Realized gains on the sale of trading securities, net	(12,555)	(108,674)
Unrealized losses on trading securities, net	74,182	59,790
Change in operating assets and liabilities:
Accounts receivable	481,835	672,147
Inventories	(349,075)	12,068
Prepaid expenses and other current assets	459	20,651
Accounts payable – related parties	(2,212)	131,100
Accounts payable and accrued expenses	(56,085)	(652,340)
Net cash used in operating activities	(484,342)	(357,286)

Cash flows from investing activities:
Purchase of trading securities	(2,485,120)	(62,358)
Purchase of oil and gas properties	-	(50,000)
Purchase of VOMF interest in AMIH	-	(12,000)
Sale of trading securities	2,385,037	87,976
Investment in oil and gas properties	(20,000)	-
Net proceeds from sale of assets	1,183,101	-
Purchase of property and equipment	(5,596)	-
Costs of securing patents, trademarks and tooling	(3,800)	(3,360)
Proceeds from notes receivable	30,559	806,369
Net cash provided by investing activities	1,084,181	766,627

Cash flows from financing activities:
Net borrowings under line of credit agreements	298,023	20,500
Bank overdrafts	-	(80,598)
Proceeds from stock subscription receivable	-	7,500
Proceeds from the issuance of debt	300,000	-
Principal payments on debt	(1,010,342)	(162,778)
Loans to related parties	-	(10,026)
Payments for acquisition of treasury stock	(7,424)	(10,530)
Net cash used in financing activities	(419,743)	(235,932)

Net increase in cash and cash equivalents	180,096	173,409
Cash and cash equivalents at beginning of period	715,572	1,016,454
Cash and cash equivalents at end of period	$895,668	$1,189,863
Supplemental cash flow information:
Interest paid	$47,119	$64,697
Income taxes paid	$-	$149

Non-cash investing and financing transactions:
Unrealized loss on marketable securities	$-	$52,000
Adjustment to non-controlling interest in AMIH and BOG	$-	$147,215
Stock issued to related party for real estate	$-	$360,000
Conversion of related party note receivable for real estate	$-	$181,000
Conversion of BOG payable owed to AMIN to equity	$-	$125,181
Issuance of note payable for oil and gas property	$-	$70,000
Capitalized asset retirement costs	$-	$1,684

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Inventories

Inventories are valued at the lower-of-cost or market on a first-in, first-out basis, and includes the cost of the inventories and freight. American assesses the realizability of its inventories based upon specific usage and future utility. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

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

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves, discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the three months ended March 31, 2014, no impairment of oil and gas properties was recorded.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2014, American had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  During the three months ended March 31, 2014 and 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by American on its notes payable approximate market rates. The fair values of American's Level 1 financial assets, marketable securities - available for sale, are based on quoted market prices of the identical underlying security. As of March 31, 2014 and December 31, 2013, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's marketable securities - available for sale:

As of March 31, 2014
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

Subsequent Events

American has evaluated all transactions from March 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

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

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the three months ended March 31, 2014, the Company had one customer that accounted for 30.4% of revenues, one customer that accounted for 26.5% of revenues and 18.7% of accounts receivable, and one customer that accounted for 13.8% of revenues.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Trading securities - represents investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. Any unrealized changes in market values are recognized in the consolidated statements of operations. During the three months ended March 31, 2014 and 2013, American had net unrealized trading losses of $74,182 and net unrealized trading losses of $59,790, respectively, related to securities held on those dates. American recorded net realized gains of $12,555 and net realized gains of $108,674 during the three months ended March 31, 2014 and 2013, respectively.

Marketable securities - available for sale - any unrealized changes in market values are recognized as other comprehensive loss. At March 31, 2014, this investment was valued at $8,000, based on the closing market price of $0.01. American recognized other comprehensive losses of $0 and $52,000 during the three months ended March 31, 2014 and 2013, respectively, for the unrealized changes in market values for this investment.

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

Note 4 - Notes Receivable

Short-term notes receivable consists of the following:

	March 31, 2014	December 31, 2013
Unsecured note receivable, interest at 5%, principal due on July 10, 2014	$ 12,000	$ 32,000

Notes receivable - related party:

On July 13, 2012, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase from Daniel Dror II a 50% interest in 96 acres in Galveston, Texas for $1,810,000, of which $181,000 was paid immediately and the remaining $1,629,000 was due at closing. On January 22, 2013, the Company agreed to an amended contract which changed the terms of the purchase of the land. Also, on January 22, 2013, the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II. The note receivable was assigned to KDT. Daniel Dror II is the adult son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. KDT is owned by an entity which is controlled by the brother of Daniel Dror. This property is recorded on the balance sheet as “Real estate held for sale” for $541,000.

Long-term note receivables consist of the following:

	March 31, 2014	December 31, 2013
Unsecured note receivable for sale of a former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$ 281,073	$ 281,073
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (b)	585,109	595,668
Total notes receivable	866,182	876,741
Reserve due to uncertainty of collectability	(19,523)	(19,523)
	846,659	857,218
Less: current portion	(43,035)	(42,821)
Long-term notes receivable	$ 803,624	$ 814,397

(a) Sale of Marald, Inc., principal and interest due monthly through June 1, 2022. The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007. In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above. Since April 2013, no payments have been received on this note. American has filed a lawsuit for the total amount owed plus interest and attorney’s fees. The Company believes this receivable is fully collectible, but has classified the receivable as long-term at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, American had reserved a total of $19,523 on all notes receivable in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at March 31, 2014 and December 31, 2013.

Interest income on notes receivable is recognized principally by the simple interest method. During the three months ended March 31, 2014 and 2013, American recognized interest income of $4,661 and $20,363, respectively, on the notes receivable.

Note 5 - Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Finished goods	$ 1,923,525	$ 1,573,867
Less: reserve for obsolescence	(79,420)	(78,837)
Inventories, net	$ 1,844,105	$ 1,495,030

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	March 31, 2014	December 31, 2013
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 7 and 9 units as of March 31, 2014 and December 31, 2013, respectively	888,328	888,328
50% interest in 96 acres - vacant commercial use land in Galveston County, Texas	541,000	541,000
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
31 acres - vacant mixed use land in Houston, Texas	1,772,564	1,772,564
17 acres - vacant mixed use land in Houston, Texas	1,155,359	1,155,359
174 acres in Waller County, Texas	1,684,066	1,684,066

	$ 8,421,465	$ 8,421,465

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

In January 2014, AITP entered into an earnest money contract for $1,500,000, plus 20% carried interest, for its 31 acres in Houston, Texas. The Company estimates that this sale will close July 1, 2014.

In March 2014, AITP entered into an earnest money contract for $3,350,000 for its 174 acres in Waller County, Texas, which is anticipated to close by the end of June 2014.

Note 7 - Leases

On March 6, 2014, the Company’s wholly owned subsidiary, Northeastern Plastics, Inc. sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on I-59 in Houston, Texas, to a third party. The property was sold for $1,325,000 in cash. The Company paid selling expenses of $108,314, and received cash proceeds of $1,183,101. The basis in the property and equipment sold was $727,320 on the date of the sale.  Because the Company immediately leased back the warehouse from the seller upon closing, the transaction was accounted for as a sales leaseback transaction, pursuant to guidance in ASC 840, Leases. The Company recorded deferred income of $489,366 which will be amortized to rent expense over the life of the lease. The lease term is 10 years and annual base rent is $121,500, then increases by 2% each year over the 10 year life of the lease.

Note 8 - Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the three months ended March 31, 2014 and 2013, depletion of oil and gas properties of $821 and $26, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

Below are the components of the oil and gas properties balance:

	March 31, 2014	December 31, 2013
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Capitalized asset retirement costs	6,055	6,055
Total oil and gas properties	185,455	185,455
Accumulated depletion	(2,803)	(1,982)
Net capitalized costs	$182,652	$183,473

a)       Royalty interest in 24 acres in Washington County, Texas- The Company has an oil and gas mineral royalty interest, covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the minerals produced are currently incidental and paid to the Company as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas); the royalty is one-sixth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, the Company is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b)       Royalty interest in 700 acres in the Permian Basin -  Brenham has a 2.5% overriding royalty interest in all of the leases associated with the 700 acres of unproved property located in the Permian Basin near Abilene, Texas and any properties acquired or renewed in the future within a ten-mile radius

c)      10% working interest in the Pierce Junction Field -  On March 12, 2013, Brenham entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and Brenham recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it.

d)       Lease of 394 acres in the Gillock Field - Brenham leased 394 acres in Galveston County for the acquisition of 100% working      interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of March 31, 2014 and December 31, 2013) and 200,000 shares of American restricted common stock. Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

     On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the three months ended March 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration.

Note 9 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2014	December 31, 2013
Land	-	$ -	$ 507,661
Building and improvements	20	63,502	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	132,700	151,982
Total		309,193	1,695,579
Less accumulated depreciation		(268,678)	(923,851)
Net property and equipment		$ 40,515	$ 771,728

On March 6, 2014, the Company’s wholly owned subsidiary, Northeastern Plastics, Inc. sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on I-59 in Houston, Texas. The property was sold for $1,325,000 in cash, and Northeastern reduced its long-term debt with a $1,000,000 payment of principal, and entered into a modification and extension agreement whereby the maturity date was extended from February 22, 2014 to February 22, 2019. The note, as amended, bears interest at 7.25% and payment of $3,941 are owed monthly for 59 months beginning March 22, 2014, and a balloon payment owed for the remainder of the note payable and interest (approximately $196,000) due February 22, 2019.

Depreciation expense during the three months ended March 31, 2014 and 2013 was $7,871 and $11,406, respectively.

Note 10 - Intangible Assets

Intangible assets at March 31, 2014 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 254,660	$ 100,807	$ 153,853	3-10 years

Intangible assets at December 31, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 234,506	$ 73,623	$ 160,883	3-10 years

Amortization expense for the three months ended March 31, 2013 and 2012 was $12,448 and $10,465, respectively.

Note 11 - Debt

Debt consisted of the following:

	March 31, 2014	December 31, 2013
Note payable to a bank, due in monthly installments, including interest at 7.25% with a principal balance due on February 22, 2019, secured by real property. (a) (b)	$ 334,220	$ 1,341,243
Revolving line of credit to a bank, which allows NPI to borrow up to $2,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due April 30, 2014, secured by assets of NPI. (a) (d)	1,616,057	1,318,034
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due May 31, 2014, secured by the Company’s real property.	1,150,000	1,150,000

Note payable, due in monthly payments of $1,000, with interest at 4%. This note is paid in full.	-	3,000
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in February 2017, secured by the Company’s real property. (a) (c)	299,681	-
Note payable, non-interest bearing, which was issued in exchange for shares to be purchased by the Company, secured by 63,540 shares of the Company not delivered as of March 31, 2014, principal balance due on September 30, 2014	200,000	200,000
	3,599,958	4,012,277
Less current portion	(3,054,677)	(3,697,808)
Total	$ 545,281	$ 314,469

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

(b) On February 22, 2014, the Company entered into a modification and extension agreement with the bank.  In connection with this agreement, the Company paid down $1,000,000 of the note payable owed to the bank. In addition, the term of the note payable was extended from February 22, 2014 to February 22, 2019. The note as amended bears interest at 7.25% and payments of $3,941 are owed monthly for 59 months beginning March 22, 2014, and a balloon payment owed for the remainder of the note payable and interest (approximately $196,000) due February 22, 2019.

(c) On February 24, 2014, the Company entered into a promissory note agreement. The note bears interest at 12.5% and payments of $3,444 are owed monthly for 35 months, beginning in March 2014, and a payment for the remainder of the note payable is due during the 36th month.

(d) The Company is in the process of closing on a modification and extension agreement with the bank, which will result in a revolving line of credit, which allows NPI to borrow up to $2,500,000.

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

During 2011, the Company issued to Daniel Dror, CEO, of 1,000 shares of the Company’s Series A Preferred Stock in exchange for his personal guarantee on certain loans of American.

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

On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, whereby American purchased Mr. Wolinsky’s 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing note payable of $200,000, due on September 30, 2014. A related treasury stock obligation in the amount of $200,000 was recorded. In the event that American is unwilling or not able to make the $200,000 payment when the note becomes due, at American’s option, it may instruct Wolinsky to sell the shares in the open market and apply the proceeds from such sales to any balance owed. In the event that Wolinsky sells the shares for more than $200,000, Wolinsky shall return any portion of the unsold shares back to American and any proceeds over $200,000. As of March 31, 2014, 26,000 shares have been returned to the Company.

A summary of the status of American's stock options to employees for the year ended March 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding and exercisable as of December 31, 2012	10,000	$ 6.00
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	(10,000)	N/A
Outstanding and exercisable as of December 31, 2013	-	N/A
Granted	-	N/A
Exercised	-	N/A
Canceled / Expired	-	N/A
Outstanding and exercisable as of March 31, 2014	-	N/A	$ -

During the three months ended March 31, 2014, American and its subsidiaries issued the following shares as stock-based compensation:

American issued 10,000 shares of common stock valued at $17,900 to its CEO as a bonus and for being the personal guarantor on Company loans.

American issued 10,000 shares of common stock valued at $17,900 for consulting services.

American issued 10,000 shares of common stock valued at $17,900 for director fees.

American issued 18,000 shares of common stock valued at $25,920 for legal fees.

American issued 9,000 shares of common stock valued at $11,700 to employees for bonuses.

Note 13 - Related Parties

Notes receivable – related party

On July 13, 2012, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase from Daniel Dror II a 50% interest in 96 acres in Galveston, Texas for $1,810,000, of which $181,000 was paid immediately, and the remaining $1,629,000 was due at closing. On January 22, 2013, the Company agreed to an amended contract which changed the terms of the purchase of the land. Also, on January 22, 2013, the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II. The note receivable was assigned to KDT. Daniel Dror II is the adult son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. KDT is owned by an entity which is controlled by the brother of Daniel Dror. This property is recorded on the balance sheet as “Real estate held for sale” for $541,000.

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

In addition, as of March 31, 2014 and December 31, 2013, the Company owed other amounts to related parties of $0 and $2,212, respectively.

Note 14 - Segment Information

American International Industries, Inc. is a holding company and has the following reporting segments:

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets.

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry. As of March 31, 2014, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI.

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

Brenham Oil & Gas ("BOG") - a 51.0% owned subsidiary that currently owns oil and gas properties. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa, and large oil concessions in West Africa.

Corporate overhead - American's investment holdings including financing current operations and expansion of its current holdings, as well as evaluating the feasibility of entering into additional businesses.

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Northeastern Plastics	$1,187,773	$1,501,618
Brenham Oil & Gas	10,421	8,643
AITP	3,370	7,342
Total revenues	$1,201,564	$1,517,603

Operating income (loss) from continuing operations:
Northeastern Plastics	$(252,874)	$(68,468)
AMIH	(25,390)	(38,478)
AITP	(53,455)	(4,881)
BOG	(48,166)	(480,846)
Corporate	(246,371)	(268,752)
Operating loss from continuing operations	$(626,256)	$(861,425)
Other income/(expenses) from continuing operations	(120,512)	5,149
Net loss from continuing operations before income tax	$(746,768)	$(856,276)

Depreciation, depletion and amortization:
Northeastern Plastics	$19,876	$21,428
BOG	983	26
Corporate	443	443
Total depreciation and amortization	$21,302	$21,897

	For the Three Months Ended March 31,
	2014	2013
Interest expense:
Northeastern Plastics	$38,463	$47,585
AITP	3,125	-
Corporate	15,029	16,676
Total interest expense	$56,617	$64,261

Capital expenditures:
Northeastern Plastics	$9,396	$-
BOG	-	50,000
Total capital expenditures	$9,396	$50,000

	March 31, 2014	December 31, 2013
Identifiable assets:
Northeastern Plastics	$ 4,815,606	$ 5,639,717
AITP	7,452,737	7,309,106
AMIH	668	-
BOG	210,188	193,432
Corporate	1,540,453	1,580,143
Total identifiable assets	$ 14,019,652	$ 14,722,398

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

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry. Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH sold the operating assets and liabilities of DSWSI.

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

Brenham Oil & Gas ("BOG") – a 51.0% owned subsidiary that currently owns oil and gas properties.  Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves.  The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended March 31, 2014 and 2013.

Net revenues.  Revenues from continuing operations were $1,201,564 for the three months ended March 31, 2014, compared to $1,517,603 for the three months ended March 31, 2013, representing a decrease of $316,039, or 21%.  NPI's revenues, which comprised the majority of the change, decreased by $313,845, or 21%, to $1,187,773 for the three months ended March 31, 2014, compared to $1,501,618 for the same period in the prior year, due to slower customer demand in early 2014.  For the three months ended March 31, 2014 and March 31, 2013, Brenham's revenues were $10,421 and $8,643, respectively.  For the three months ended March 31, 2014 and March 31, 2013, AITP's revenues were $3,370 and $7,342, respectively.

Cost of sales and margins.  Cost of sales for the three months ended March 31, 2013 was $922,205, compared to $1,117,999 for the three months ended March 31, 2013.  Our gross margins were relatively unchanged between the three months ended March 31, 2014, which was 23%, compared to the gross margin for the three months ended March 31, 2013, which was 26%.  NPI’s cost of sales and related revenues comprised the majority of the change. The decrease was due to an increase in transportation charges and the effect of the weakening of the U.S. dollar to the renminbi of the People's Republic of China.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended March 31, 2014 were $905,615, compared to $1,261,029 in the prior year, representing a decrease of $355,414, or 28%.  General and administrative expenses for the three months ended March 31, 2014 decreased from the same period in the prior year primarily due to lower compensation and related expenses for NPI and the corporate office.

Loss from operations.  We had an operating loss of $626,256 for the three months ended March 31, 2014, compared to $861,425 for the three months ended March 31, 2013, which represented a decrease of $235,169, or 27%, due to the aforementioned activities.

Total other income (expense).  Other expense was $120,512 for the three months ended March 31, 2014, compared to other income of $5,149 for the three months ended March 31, 2013.  Other expenses for the three months ended March 31, 2014 included non-cash unrealized losses on trading securities of $74,182, compared to losses of $59,790 for the three months ended March 31, 2013.  Realized gains on trading securities for the three months ended March 31, 2014 were $12,555, compared to $108,674 for the three months ended March 31, 2013.  Interest expense was $56,617 during the three-month period ended March 31, 2014, compared to $64,261 during the same period in the prior year.

Net loss.  We had a net loss from operations of $733,513, or $0.33 per share, for the three months ended March 31, 2014, compared to $858,283, or $0.38 per share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company’s obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from debt financing and proceeds from notes receivable.

Capital expenditures for the three months ended March 31, 2014 were $9,396, compared to $50,000 for the same period in the prior year.  The Company has no major capital expenditure commitments for the next 12 months.

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

For the three months ended March 31, 2014, our investing activities provided cash of $1,084,181, compared to $766,627 during the three months ended March 31, 2013.  Our financing activities used cash of $419,743 during the three months ended March 31, 2014, compared to cash provided of $235,932 during the three months ended March 31, 2013.

NPI has a line of credit from Trustmark Bank in the amount of $2,000,000, which has a maturity date of April 30, 2014.  The Company is in the process of closing on a modification and extension agreement with the bank, which will result in a revolving line of credit, which allows NPI to borrow up to $2,500,000.

We believe that our cash on hand, operating cash flows and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

At March 31, 2014, consolidated working capital was $7,829,021.  We had consolidated current assets and current liabilities of $12,132,464 and $4,303,443 respectively.

Cash flow from operating activities.  Net cash used in operating activities was $484,342 for the three months ended March 31, 2014, compared to $357,286 for the three months ended March 31, 2013.  Net cash provided by operating activities for the three months ended March 31, 2014 was derived primarily from our net loss from continuing operations of $733,513, and a decrease in accounts receivable of $481,835 and a decrease in accounts payable of $85,870, as well as an increase in inventory of $349,075.

Cash flow from investing activities.  For the three months ended March 31, 2014, our investing activities provided cash of $1,084,181 primarily as a result of proceeds from sale of assets of $1,183,101 and proceeds from notes receivable of $30,559.

Cash flow from financing activities.  Our financing activities used cash of $419,743 during the three months ended March 31, 2014, primarily due to principal payments of debt of $1,010,342, which was offset by borrowings of $598,023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by an interim chief financial officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

/s/ Daniel Dror

  CEO and Chairman

  Dated: May 20, 2014

/s/ Charles R. Zeller

 Interim CFO and Director

 Dated: May 20, 2014

CERTIFICATIONS

I, Daniel Dror, certify that:

1. I have reviewed this quarterly report of American International Industries Inc.;

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

Date: May 20, 2014

/s/ Daniel Dror

CEO and Chairman

CERTIFICATIONS

I, Charles R. Zeller, certify that:

1. I have reviewed this quarterly report of American International Industries Inc.;

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

Date: May 20, 2014

/s/ Charles R. Zeller

Interim CFO and Director

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended March 31, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: May 20, 2014

Daniel Dror

CEO and Chairman

/s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended March 31, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: May 20, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller