Form 10-Q/A
period 2014-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2014-05-21
CIK 1073146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of each of the issuer’s classes of equity as of May 20, 2014 is 2,190,948  shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-Q of American International Industries Inc. for the quarterly ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By /s/ Daniel Dror

Daniel Dror

Chief Executive Officer, President, and Chairman

May 20, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

May 20, 2014

CERTIFICATIONS

I, Charles R. Zeller, certify that:

1. I have reviewed this quarterly report of American International Industries, Inc.;

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

Date:  May 20, 2014

/s/ Charles R. Zeller

Interim CFO

CERTIFICATIONS

I, Daniel Dror, certify that:

1. I have reviewed this quarterly report of American International Industries, Inc .;

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

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, Chairman & CEO of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended March 31, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date:  May 20, 2014

Daniel Dror

Chairman

/s/ Daniel Dror