Form 10-Q
period 2014-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2014-08-19
CIK 1073146

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 19, 2014 is 2,410,948 shares of common stock and 1,000 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$865,705	$715,572
Accounts receivable from related parties	1,244	498
Accounts receivable, net of allowance for doubtful accounts	1,009,343	1,365,460
Short-term note receivable	12,000	32,000
Current portion of long-term notes receivable	60,000	42,821
Inventories, net of reserve for obsolescence	1,836,902	1,495,030
Real estate held for sale	8,991,170	8,421,465
Prepaid expenses and other current assets	75,760	32,527
Total current assets	12,852,124	12,105,373

Long-term notes receivable, less current portion	779,576	814,397
Oil and gas properties, costs subject to amortization	90,280	91,573
Oil and gas properties, costs not subject to amortization	341,900	91,900
Property and equipment, net of accumulated depreciation	39,885	771,728
Goodwill	674,539	674,539
Patents, trademarks and tooling, net of accumulated amortization	153,882	160,883
Marketable securities – available for sale	35,300	8,000
Other assets	4,005	4,005
Total assets	$14,971,491	$14,722,398

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$1,425,756	$1,245,792
Accounts payable to related parties	131,100	133,312
Short-term notes payable	200,000	200,000
Current portion of long-term debt	2,975,324	3,497,808
Current portion of long-term debt to related parties	15,000	-
Total current liabilities	4,747,180	5,076,912

Accrued pension expense	31,113	36,349
Deferred income	478,142	-
Asset retirement obligations	7,030	6,702
Long-term debt, less current portion	611,483	314,469
Long-term debt to related parties, less current portion	285,000	-
Total liabilities	6,159,948	5,434,432

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares
issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 shares authorized;
2,415,986 and 2,138,986 shares issued, respectively and
2,410,948 and 2,133,948 shares outstanding, respectively	2,416	2,139
Less: treasury stock, at cost; 264,353 and 259,393 shares, respectively	(1,223,655)	(1,210,917)
Additional paid-in capital	39,142,168	38,777,125
Accumulated deficit	(27,782,920)	(26,981,161)
Accumulated other comprehensive loss	(1,369,700)	(1,397,000)
Total equity attributable to American International Industries, Inc.	8,768,310	9,190,187
Non-controlling interest	43,233	97,779
Total equity	8,811,543	9,287,966
Total liabilities and equity	$14,971,491	$14,722,398

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Revenues	$1,631,836	$1,017,146	$2,833,400	$2,534,749

Costs and expenses:
Cost of revenues	1,198,152	776,742	2,120,357	1,894,741
Selling, general and administrative	884,748	845,820	1,790,363	2,106,849
Total costs and expenses	2,082,900	1,622,562	3,910,720	4,001,590

Loss on sale of assets	(21,079)	(38,546)	(21,079)	(38,546)

Operating loss	(472,143)	(643,962)	(1,098,399)	(1,505,387)

Other income (expenses):
Interest and dividend income	3,110	30,248	7,817	50,774
Rubicon lawsuit settlement	-	7,500	-	7,500
Realized gains on the sale of trading securities, net	36,863	23,953	49,418	132,627
Unrealized gains (losses) on trading securities, net	21,334	(28,533)	(52,848)	(88,323)
Interest expense	(58,677)	(59,538)	(115,294)	(123,799)
Other income	351,130	-	344,155	-
Total other income (expense)	353,760	(26,370)	233,248	(21,221)

Loss before income tax	(118,383)	(670,332)	(865,151)	(1,526,608)
Income tax expense (benefit)	4,409	4,113	(8,846)	6,120
Net loss	(122,792)	(674,445)	(856,305)	(1,532,728)
Net loss attributable to the non-controlling interest	29,351	28,246	54,546	242,325
Net loss attributable to American International Industries, Inc.	$(93,441)	$(646,199)	$(801,759)	$(1,290,403)

Net loss per common share - basic and diluted	$(0.04)	$(0.34)	$(0.36)	$(0.71)

Weighted average common shares outstanding - basic and diluted	2,193,916	1,914,257	2,220,592	1,813,745

Comprehensive loss:
Net loss	$(122,792)	$(674,445)	$(856,305)	$(1,532,728)
Unrealized loss on marketable securities	27,300	26,000	27,300	(26,000)
Total comprehensive loss	(95,492)	(648,445)	(829,005)	(1,558,728)
Comprehensive loss attributable to the non-controlling interests	29,351	28,246	54,546	242,325
Comprehensive loss attributable to American International Industries, Inc. shareholders	$(66,141)	$(620,199)	$(774,459)	$(1,316,403)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(856,305)	$(1,532,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,802	44,248
Stock-based compensation	215,320	342,880
Amortization of guarantor fee	-	2,955
Loss on sale of assets	21,079	38,546
Realized gains on the sale of trading securities, net	(49,418)	(132,627)
Unrealized losses on trading securities, net	52,848	88,323
Change in operating assets and liabilities:
Accounts receivable	356,117	1,040,929
Accounts receivable – related parties	(746)	-
Inventories	(341,872)	(170,672)
Prepaid expenses and other current assets	(43,233)	(56,302)
Accounts payable – related parties	(2,212)	131,100
Accounts payable and accrued expenses	156,832	(445,086)
Net cash used in operating activities	(465,788)	(648,434)

Cash flows from investing activities:
Purchase of trading securities	(3,197,644)	(213,808)
Purchase of oil and gas properties	(20,000)	(87,500)
Purchase of VOMF interest in AMIH	-	(12,000)
Sale of trading securities	3,014,695	184,355
Proceeds from sale of assets	1,262,317	53,651
Purchase of property and equipment	(5,596)	-
Costs of securing patents, trademarks and tooling	(18,285)	(20,939)
Purchase of land	(220,000)	(23,700)
Proceeds from notes receivable	37,642	816,745
Net cash provided by investing activities	853,129	696,804

Cash flows from financing activities:
Proceeds from sale of common stock of subsidiary	-	100,000
Net borrowings under line of credit agreements	526,907	67,594
Bank overdrafts	-	(80,598)
Proceeds from stock subscription receivable	-	55,500
Proceeds from the issuance of debt	335,604	-
Principal payments on debt	(1,086,981)	(173,017)
Loans to related parties	-	(10,026)
Payments for acquisition of treasury stock	(12,738)	(15,470)
Net cash used in financing activities	(237,208)	(56,017)

Net increase (decrease) in cash and cash equivalents	150,133	(7,647)
Cash and cash equivalents at beginning of period	715,572	1,016,454
Cash and cash equivalents at end of period	$865,705	$1,008,807
Supplemental cash flow information:
Interest paid	$-	$128,477
Income taxes paid	$-	$3,149

Non-cash investing and financing transactions:
Unrealized loss on marketable securities	$27,300	$26,000
Adjustment to non-controlling interest in AMIH and BOG	$-	$172,151
Stock and note issued to related party for acquisition of real estate	$450,000	$360,000
Conversion of related party note receivable for real estate	$-	$181,000
Conversion of BOG payable owed to AMIN to equity	$-	$125,181
Unpaid portion of Inez oil and gas property acquisition	$230,000	$-
Capitalized asset retirement costs	$-	$1,868
Receipt of AMIH common shares for stock subscription receivable	$-	$16,500

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

Cash and Cash Equivalents

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

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves, discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the six months ended June 30, 2014, no impairment of oil and gas properties was recorded.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2014, American had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  During the three and six months ended June 30, 2014 and 2013, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by American on its notes payable approximate market rates. The fair values of American's Level 1 financial assets, marketable securities - available for sale, are based on quoted market prices of the identical underlying security. As of June 30, 2014 and December 31, 2013, American did not have any significant Level 2 or 3 financial assets or liabilities. The following tables provide fair value measurement information for American's marketable securities - available for sale:

As of June 30, 2014
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale		$ 35,300	$ 35,300	$ -	$ -

As of December 31, 2013
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$ 8,000	$ 8,000	$ 8,000	$ -	$ -

Subsequent Events

American has evaluated all transactions from June 30, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

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

Trade accounts receivable subject American to the potential for credit risk with customers in the retail and distribution sectors. To reduce credit risk, American performs ongoing evaluations of its customer’s financial condition but generally does not require collateral. As of and during the six months ended June 30, 2014, the Company had one customer that accounted for 17.26% of revenues, one customer that accounted for 14.03% of revenues and 14.09% of accounts receivable, and one customer that accounted for 8.16% of revenues.

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

During the three months ended June 30, 2014 and 2013, American had net unrealized trading gains of $21,334 and net unrealized trading losses of $28,533, respectively, related to securities held on those dates.  American recorded net realized gains of $36,863 and net realized gains of $23,953 during the three months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, American had net unrealized trading losses of $52,848 and net unrealized trading losses of $88,323, respectively, related to securities held on those dates.  American recorded net realized gains of $49,418 and net realized gains of $132,627 during the six months ended June 30, 2014 and 2013, respectively.

Marketable securities - available for sale - any unrealized changes in market values are recognized as other comprehensive loss. At June 30, 2014, this investment was valued at $35,300, based on the closing market price of $0.027. American recognized other comprehensive gains of $27,300 and losses of $26,000 during the six months ended June 30, 2014 and 2013, respectively, for the unrealized changes in market values for this investment.

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

Note 4 - Notes Receivable

Short-term notes receivable consists of the following:

	June 30, 2014	December 31, 2013
Unsecured note receivable, interest at 5%, principal due on July 10, 2014	$ 12,000	$ 32,000

Long-term note receivables consist of the following:

	June 30, 2014	December 31, 2013
Unsecured note receivable for sale of a former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$ 281,073	$ 281,073
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (b)	578,026	595,668
Total notes receivable	859,099	876,741
Reserve due to uncertainty of collectability	(19,523)	(19,523)
Subtotal	839,576	857,218
Less: current portion	(60,000)	(42,821)
Long-term notes receivable	$ 799,576	$ 814,397

(a) Sale of Marald, Inc., principal and interest due monthly through June 1, 2022. The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007. In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above. Since April 2013, no payments have been received on this note. American has filed a lawsuit for the total amount owed plus interest and attorney’s fees. The Company believes this receivable is fully collectible, but has classified the receivable as long-term at June 30, 2014 and December 31, 2013.

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

At June 30, 2014 and December 31, 2013, American had reserved a total of $19,523 on all notes receivable in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at June 30, 2014 and December 31, 2013.

Interest income on notes receivable is recognized principally by the simple interest method. During the three and six months ended June 30, 2014 and 2013, American recognized interest income of $3,110, $7,817, $ 30,248 and $50,774, respectively, on the notes receivable.

Note 5 - Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Finished goods	$ 1,898,902	$ 1,573,867
Less: reserve for obsolescence	(62,000)	(78,837)
Inventories, net	$ 1,836,902	$ 1,495,030

Note 6 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	June 30, 2014	December 31, 2013
65 acres in Galveston County, Texas	$ 520,382	$ 520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas	95,861	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 6 and 7 units as of June 30, 2014 and December 31, 2013, respectively (a)	788,033	888,328
96 acres - vacant commercial use land in Galveston County, Texas (b)	1,211,000	541,000
5 acres - vacant commercial use land in Houston, Texas	1,303,905	1,303,905
31 acres - vacant mixed use land in Houston, Texas	1,772,564	1,772,564
17 acres - vacant mixed use land in Houston, Texas	1,155,359	1,155,359
174 acres in Waller County, Texas	1,684,066	1,684,066

	$ 8,991,170	$ 8,421,465

(a)

Dawn Condominium units on the waterfront in Galveston, Texas- During the six months ended June 30, 2013, one Dawn Condominium units was sold for a total of $79,216, resulting in a total loss on sale of assets of $21,079.

(b)

96 acres – vacant commercial use land in Galveston County, Texas - On June 2, 2014 the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase the remaining 50% interest in 96 acres in Galveston, Texas for $220,000 in cash, a $300,000 five year promissory note, and 120,000 shares of common stock valued at $150,000.

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

In January 2014, AITP entered into an earnest money contract to sell its 31 acre property located in Houston, Texas. The contract expired and the property continues to be offered for sale.

In March 2014, AITP entered into an earnest money contract for $3,350,000 for its 174 acres in Waller County, Texas, which closed on July 25, 2014.

Note 7 - Leases

On March 6, 2014, the Company’s wholly owned subsidiary, Northeastern Plastics, Inc. sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on I-59 in Houston, Texas, to a third party. The property was sold for $1,325,000 in cash. The Company paid selling expenses of $108,314, and received cash proceeds of $1,183,101. The basis in the property and equipment sold was $727,320 on the date of the sale.  Because the Company immediately leased back the warehouse from the seller upon closing, the transaction was accounted for as a sales leaseback transaction, pursuant to guidance in ASC 840, Leases. The Company recorded deferred income of $489,366 initially which will be amortized to rent expense over the life of the lease. As of June 30, 2014, the Company recognized $11,224 of the deferred income as gain on sales of assets. The lease term is 10 years and annual base rent is $121,500, then increases by 2% each year over the 10 year life of the lease. Daniel Dror, Chairman and CEO of American, is a personal guarantor of the lease.

Note 8 - Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  During the three and six months ended June 30, 2014, depletion of oil and gas properties of $472 and $1,293, respectively, was recorded.  During the three and six months ended June 30, 2013, depletion of oil and gas properties of $141 and $167, respectively, was recorded.  Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the six months ended June 30, 2014 and 2013, no impairment of oil and gas properties was recorded.

Below are the components of the oil and gas properties balance:

	June 30, 2014	December 31, 2013
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospect (e)	250,000	-
Capitalized asset retirement costs	6,055	6,055
Total oil and gas properties	435,455	185,455
Accumulated depletion	(3,275)	(1,982)
Net capitalized costs	$432,180	$183,473

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

b)       Royalty interest in 700 acres in the Permian Basin- On July 22, 2011, the Company entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which the Company acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas.  The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011.  The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted shares of Brenham common stock valued at $8,400, with an additional 2,000,000 restricted shares to be issued contingent upon realization of certain production targets in 2012.  On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the Brenham  share issuance; Brenham has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius.  In addition, the contingency to issue additional shares was removed.

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

d)       Lease of 394 acres in the Gillock Field- Brenham leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of June 30, 2014 and December 31, 2013) and 200,000 shares of American restricted common stock.  Brenham issued 3,326,316 shares of Brenham restricted common stock to American as payment in full for the 200,000 shares issued by American on Brenham’s behalf.  In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres.  However, KDT assigned no value to the mineral rights.  Due to the related parties having no basis in the mineral rights, Brenham expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of Brenham common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

e)       Lease of 332 acres in the Inez Prospect- On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith.  On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement.  Pursuant to the agreement, the Company has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the six months ended June 30, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at June 30, 2014.

Note 9 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2014	December 31, 2013
Land	-	$ -	$ 507,661
Building and improvements	20	63,502	922,945
Machinery and equipment	7-15	112,991	112,991
Office equipment and furniture	7	132,700	151,982
Total		309,193	1,695,579
Less accumulated depreciation		(269,308)	(923,851)
Net property and equipment		$ 39,885	$ 771,728

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

Depreciation expense during the three and six months ended June 30, 2014 and 2013 was $2,248, $10,119, $11,406 and $22,812, respectively.

Note 10 - Intangible Assets

Intangible assets at June 30, 2014 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 254,660	$ 100,778	$ 153,882	3-10 years

Intangible assets at December 31, 2013 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangibles, net	Average Weighted Lives
Goodwill related to the acquisition of NPI			$ 674,539	N/A

Patents for new NPI products and tooling	$ 234,506	$ 73,623	$ 160,883	3-10 years

Amortization expense for the three months and six months ended June 30, 2014 and 2013 was $12,837, $25,286, $10,804 and $21,269 respectively.

Note 11 - Debt

Debt consisted of the following:

	June 30, 2014	December 31, 2013
Note payable to a bank, due in monthly installments, including interest at 7.25% with a principal balance due on February 22, 2019, secured by real property. (a) (b)	$ 327,580	$ 1,341,243
Revolving line of credit to a bank, which allows NPI to borrow up to $2,500,000 through May 2016, secured by assets of NPI, including, but not limited to, accounts receivable, inventory, and equipment. (d)	1,844,941	-
Revolving line of credit to a bank, which allows NPI to borrow up to $2,000,000, interest due monthly at the greater of prime (3.25%) plus one or 5%, principal balance due April 30, 2014, secured by assets of NPI. (a) (d)	-	1,318,034
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%, with a principal balance due May 31, 2014, secured by the Company’s real property.	1,150,000	1,150,000

Note payable, due in monthly payments of $1,000, with interest at 4%. This note is paid in full.	-	3,000
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in February 2017, secured by the Company’s real property. (a) (c)	228,682	-
Note payable, non-interest bearing, which was issued in exchange for shares to be purchased by the Company, secured by 63,540 shares of the Company not delivered as of June 30, 2014, principal balance due on September 30, 2014	200,000	200,000
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in June 30, 2017, secured by the Company’s real property. (a) (c)	35,604	-

Subtotal	3,786,807	4,012,277
Less current portion	(3,175,324)	(3,697,808)
Total	$ 611,483	$ 314,469

(a) Daniel Dror, Chairman and CEO of American, is a personal guarantor of these notes payable.

(b)On February 22, 2014, the Company entered into a modification and extension agreement with the bank.  In connection with this agreement, the Company paid down $1,000,000 of the note payable owed to the bank. In addition, the term of the note payable was extended from February 22, 2014 to February 22, 2019. The note as amended bears interest at 7.25% and payments of $3,941 are owed monthly for 59 months beginning March 22, 2014, and a balloon payment owed for the remainder of the note payable and interest (approximately $196,000) due February 22, 2019.

(c) On February 24, 2014, the Company entered into a promissory note agreement. The note bears interest at 12.5% and payments of $3,444 are owed monthly for 35 months, beginning in March 2014, and a payment for the remainder of the note payable is due during the 36 th month.

(d) On May 21, 2014, the Company entered into a new revolving line of credit agreement, which allows NPI to borrow up to $2,500,000. The previous line of credit balance owed was concurrently paid off.

Interest expense for the three and six months ended June 30, 2014 and 2013 was $58,677, 115,294, 59,538, and 123,799, respectively.

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

On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, whereby American purchased Mr. Wolinsky’s 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing note payable of $200,000, due on September 30, 2014. A related treasury stock obligation in the amount of $200,000 was recorded. In the event that American is unwilling or not able to make the $200,000 payment when the note becomes due, at American’s option, it may instruct Wolinsky to sell the shares in the open market and apply the proceeds from such sales to any balance owed. In the event that Wolinsky sells the shares for more than $200,000, Wolinsky shall return any portion of the unsold shares back to American and any proceeds over $200,000. As of June 30, 2014, 26,000 shares have been returned to the Company.

During the six months ended June 30, 2014, American and its subsidiaries issued the following shares as stock-based compensation:

American issued 10,000 shares of common stock valued at $17,900 to its CEO as a bonus.

American issued 10,000 shares of common stock valued at $17,900 for consulting services.

American issued 10,000 shares of common stock valued at $17,900 for director fees.

American issued 18,000 shares of common stock valued at $25,920 for legal fees.

American issued 9,000 shares of common stock valued at $11,700 to employees for bonuses.

American issued 100,000 shares of common stock valued $124,000 to its CEO for being the personal guarantor on Company loans.

American issued 120,000 shares of common stock valued at $150,000 to a related party for acquisition of real estate.

Note 13 - Related Parties

Real estate – related party

On June 2, 2014, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase the remaining 50% interest in 96 acres in Galveston, Texas for $220,000 in cash, a $300,000 five-year promissory note, and 120,000 shares of common stock valued at $150,000. The Company appraised the property at $1,220,000, which included a stock valuation of $700,000, but the Company valued the property at lower of cost or market of the related party of $670,000 or the cost basis of $720,385. Daniel Dror II is the son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. This property is recorded on the balance sheet as “Real estate held for sale” for $1,211,000 as of June 30, 2014. Related party real estate transactions are recorded at lower of cost or market and the original cost of the contributors.

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

In addition, as of June 30, 2014 and December 31, 2013, the Company owed other amounts to related parties of $0 and $2,212, respectively.

Note 14 - Segment Information

American International Industries, Inc. is a holding company and has the following reporting segments:

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets.

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International ("Delta") - a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry. As of June 30, 2014, Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation and formerly a subsidiary of Delta, was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH entered into an Asset Purchase Agreement to sell the operating assets and liabilities of DSWSI.

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, non-cash transactions, and identifiable assets were as follows:

For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Northeastern Plastics	1,626,193	1,006,463	2,817,336	2,508,081
Brenham Oil & Gas	5,643	8,079	16,064	16,722
AITP	-	2,604	-	9,946
Total revenues	1,631,836	1,017,146	2,833,400	2,534,749

Operating income (loss) from continuing operations:
Northeastern Plastics	(26,427)	(290,471)	(279,301)	(358,939)
AMIH	(34,253)	(36,166)	(59,643)	(74,644)
AITP	(70,392)	(68,681)	(123,847)	(73,562)
Brenham Oil & Gas	(55,466)	(57,733)	(103,632)	(538,579)
Corporate	(285,605)	(190,911)	(531,976)	(459,663)
Operating loss from continuing operations	(472,143)	(643,962)	(1,098,399)	(1,505,387)
Other income (expense) from continuing operations	353,760	(26,370)	233,248	(21,221)
Net loss from continuing operations	(118,383)	(670,332)	(865,151)	(1,526,608)

Depreciation, depletion and amortization:
Northeastern Plastics	3,418	21,766	23,294	43,194
Brenham Oil & Gas	638	141	1,621	167
Corporate	444	444	887	887
Total depreciation, depletion and amortization	4,500	22,351	25,802	44,248

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest Expense:
Northeastern Plastics	32,883	43,678	71,346	91,263
AITP	10,625	-	13,750	-
Corporate	15,169	15,860	30,198	32,536
Total interest expense	58,677	59,538	115,294	123,799

Capital Expenditures:
Northeastern Plastics	14,485	-	23,881	-
AITP	220,000	-	220,000
Brenham Oil & Gas	20,000	37,500	20,000	87,500
Total capital expenditures	254,485	37,500	263,881	87,500

	June 30, 2014	December 31, 2013
Identifiable Assets:
Northeastern Plastics	5,112,439	5,639,717
AITP	7,939,329	7,309,106
AMIH	-	-
Brenham Oil & Gas	438,565	193,432
Corporate	1,531,543	1,580,143
Total identifiable assets	15,021,876	14,722,398

Note 15 - Subsequent Events

In March 2014, AITP entered into an earnest money contract for $3,350,000 for its 174 acres in Waller County, Texas, which closed on July, 25, 2014.  The carried value was less than the closing price.  In connection with the close, the Company entered into a promissory note receivable with the purchaser of the aforementioned property for $2,000,000.  The purchaser will make monthly installment payments of $8,333 to the Company, which includes annual interest of 5%.  The final monthly installment payment is due on July 25, 2016.  On August 25, 2016, all remaining principal and accrued interest is due to the Company.

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

Refer to the tables related to proved oil and gas reserves, together with the changes therein, proved developed reserves, and proved undeveloped reserves for the years ended December 31, 2013 and 2012 in the audited consolidated financial statements and notes thereto contained in Brenham’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended June 30, 2014 and 2013.

Net revenues.  Revenues from continuing operations were $1,631,836 for the three months ended June 30, 2014, compared to $1,017,146 for the three months ended June 30, 2013, representing an increase of $614,690, or 60%. NPI's revenues, which comprised the majority of the change, increased by $619,730, or 62%, to $1,626,193 for the three months ended June 30, 2014, compared to $1,006,463 for the same period in the prior year, due to an increase in existing customer account organic growth in both the traditional retail and grocery distribution networks.  NPI also added a sizable private label automotive group as a customer.  For the three months ended June 30, 2014 and 2013, Brenham's revenues were $5,643 and $8,079, respectively.  For the three months ended June 30, 2014 and 2013, AITP's revenues were $0 and $2,604, respectively.

Cost of sales and margins.  Cost of sales for the three months ended June 30, 2014 was $1,198,152, compared to $776,742 for the three months ended June 30, 2013.  Our gross margins were relatively unchanged between the three months ended June 30, 2014, which was 27%, compared to the gross margin for the three months ended June 30, 2013, which was 24%.  NPI’s cost of sales and related revenues comprised the majority of the change. The decrease was due to a decrease in transportation charges and the effect of the weakening of the U.S. dollar to the Renminbi of the People's Republic of China.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the three months ended June 30, 2014 were $884,748, compared to $845,820 in the prior year, representing an increase of $38,928, or 5%.  General and administrative expenses for the three months ended June 30, 2014 decreased from the same period in the prior year primarily due to lower compensation and related expenses for NPI and the corporate office.

Loss from operations.  We had an operating loss of $472,143 for the three months ended June 30, 2014, compared to $643,962 for the three months ended June 30, 2013, which represented a decrease of $171,819, or 27%, due to the aforementioned activities.

Total other income (expense).  Total other income was $353,760 for the three months ended June 30, 2014, compared total other expenses of $26,370 for the three months ended June 30, 2013.  Other expenses for the three months ended June 30, 2014 included non-cash unrealized gains/losses on trading securities of gain $21,334, compared to losses of $28,533 for the three months ended June 30, 2013.  Realized gains on trading securities for the three months ended June 30, 2014 were $36,863, compared to $23,953 for the three months ended June 30, 2013.  Interest expense was $58,677 during the three-month period ended June 30, 2014, compared to $59,538 during the same period in the prior year.

Net loss.  We had a net loss from operations of $122,792, or $0.04 per share, for the three months ended June 30, 2014, compared to $674,332, or $0.35 per share, for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the six months ended June 30, 2014 and 2013.

Net revenues.  Revenues from continuing operations were $2,833,400 for the six months ended June 30, 2014, compared to $2,534,749 for the six months ended June 30, 2013, representing an increase of $298,651, or 12%.  NPI's revenues, which comprised the majority of the change, increased by $309,255, or 12%, to $2,817,336 for the six months ended June 30, 2014, compared to $2,508,081 for the same period in the prior year, due to an increase in existing customer account organic growth in both the traditional retail and grocery distribution networks.  NPI also added a sizable private label automotive group as a customer.  For the three months ended June 30, 2014 and 2013, Brenham's revenues were $16,064 and $16,722, respectively.  For the six months ended June 30, 2014 2013, AITP's revenues were $0 and $9,946, respectively.

Cost of sales and margins.  Cost of sales for the six months ended June 30, 2014 was $2,120,357, compared to $1,894,741 for the six months ended June 30, 2013. Our gross margins were relatively unchanged between the six months ended June 30, 2014, which was 25%, compared to the gross margin for the three months ended June 30, 2013, which was also 25%.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the six months ended June 30, 2014 were $1,790,363, compared to $2,106,849 in the prior year, representing a decrease of $316,486, or 15%.  General and administrative expenses for the six months ended June 30, 2014 decreased from the same period in the prior year primarily due to lower compensation and related expenses for NPI and the corporate office.

Loss from operations.  We had an operating loss of $1,098,399 for the six months ended June 30, 2014, compared to $1,505,387 for the six months ended June 30, 2013, which represented a decrease of $406,988, or 27%, due to the aforementioned activities.

Total other income (expense).  Total other income was $233,248 for the six months ended June 30, 2014, compared to total other expenses of $21,221 for the six months ended June 30, 2013.  Other expenses for the six months ended June 30, 2014 included non-cash unrealized losses on trading securities of $52,848, compared to losses of $88,323 for the six months ended June 30, 2013.  Realized gains on trading securities for the six months ended June 30, 2014 were $49,418, compared to $132,627 for the six months ended June 30, 2013.  Interest expense was $115,294 during the six-month period ended June 30, 2014, compared to $123,799 during the same period in the prior year.

Net loss.  We had a net loss from operations of $856,305, or $0.36 per share, for the six months ended June 30, 2014, compared to $1,532,728, or $0.85 per share, for the six months ended June 30, 2013.

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

Capital expenditures for the six months ended June 30, 2014 were $245,596, compared to $87,500 for the same period in the prior year.  The Company has no major capital expenditure commitments for the next 12 months.

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

NPI had a line of credit with Trustmark Bank in the amount of $2,000,000, which had a maturity date of April 30, 2014.  On May 21, 2014, the Company entered into a new revolving line of credit agreement with Advantage Business Capital, Inc., which allows NPI to borrow up to $2,500,000.  The previous line of credit balance owed was concurrently paid off.

We believe that our cash on hand, operating cash flows and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

At June 30, 2014, the consolidated working capital was $8,269,725.  We had consolidated current assets and current liabilities of $13,016,905 and $4,747,180, respectively at June 30, 2014.

Cash flow from operating activities.  Net cash used in operating activities was $465,788 for the six months ended June 30, 2014, compared to $648,434 for the six months ended June 30, 2013.  Net cash provided by operating activities for the six months ended June 30, 2014 was derived primarily from our net loss from continuing operations of $856,305, and a decrease in accounts receivable of $356,117 and a decrease in accounts payable of $156,832, as well as an increase in inventory of $341,872.  Accounts receivable decreased significantly due to collections made in the six months ended June 30, 2014 related to revenues at NPI during the three months ended December 31, 2013.  Accounts payable decreased significantly due to payments made in the six months ended June 30, 2014 for expenses incurred during the three months ended December 31, 2013 in support of the revenues at NPI.  Inventory increased during the six months ended June 30, 2014 in order to address an increase in existing customer account organic growth in both the traditional retail and grocery distribution networks.  NPI also added a sizable private label automotive group as a customer.  Net cash used in operating activities for the six months ended June 30, 2013 was derived from our net loss from continuing operations of $1,532,728, which included non-cash expenses of $390,083, including depreciation, depletion, and amortization of $44,248, share-based compensation of $342,880, and amortization of guarantor fee of $2,955.

Cash flow from investing activities.  For the six months ended June 30, 2014, our investing activities provided cash of $853,129 primarily as a result of proceeds from sale of assets of $1,262,317 and proceeds from notes receivable of $37,642.  For the six months ended June 30, 2013, our investing activities provided cash of $696,804, primarily as a result of proceeds from notes receivable of $816,745, sales of trading securities of $184,355, offset by purchases of trading securities of $213,808, and the purchase of oil and gas properties of $87,500.

Cash flow from financing activities.  Our financing activities used cash of $237,208 during the six months ended June 30, 2014, primarily due to principal payments of debt of $1,086,981, which was offset by borrowings of $526,907.  For the six months ended June 30, 2013, our financing activities used cash of $56,017, primarily as a result of payments on debt of $173,017, and a reduction in bank overdrafts of $80,598, offset by proceeds from the sale of common stock of a subsidiary of $100,000, net borrowings under line of credit agreements of $67,594, and proceeds from stock subscription receivables of $55,500.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by an interim chief financial officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

/s/ Daniel Dror

  CEO and Chairman

  Dated: August 19, 2014

/s/ Charles R. Zeller

 Interim CFO and Director

 Dated: August 19, 2014

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

Date: August 19, 2014

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

Date: August 19, 2014

/s/ Charles R. Zeller

Interim CFO and Director

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Daniel Dror, CEO and Chairman of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended June 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: August 19, 2014

Daniel Dror

CEO and Chairman

/s/ Daniel Dror

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, Charles R. Zeller, Interim CFO of American International Industries, Inc., a Nevada corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934: Quarterly Report of Form 10-Q for the period ended June 30, 2014.

The undersigned certifies that the above annual report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of American International Industries, Inc. and results of its operations.

Date: August 19, 2014

Charles R. Zeller

Interim CFO

/s/ Charles R. Zeller