Form 10-Q/A
period 2014-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2014-11-21
CIK 1073146

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 20, 2014 is 2,410,948 shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-Q of American International Industries Inc. for the quarterly ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

November 20, 2014

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim Chief Financial Officer

November 20, 2014

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

Date:  November 20, 2014

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

Date:  November 20, 2014

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

Date:  November 20, 2014

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

Date:  November 20, 2014

Daniel Dror

Chairman

/s/ Daniel Dror