Form 10-K
period 2014-12-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2015-04-15
CIK 1073146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,896,210 based on the closing sale price of $1.55 on such date as reported on the OTCBB.

The number of shares outstanding of each of the issuer’s classes of equity as of April 15, 2015 is 2,221,358 shares of common stock and 1,000 shares of preferred stock.

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K of American International Industries, Inc. (hereinafter “American”, the "Company", or the "Registrant") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. However based upon the Registrant’s current stock price it is not eligible to rely upon the traditional safe harbors within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. The Registrant has made certain forward-looking statements in good faith based upon on its current expectations and projections about future events. These forward-looking statements are not guarantees but rather are projections based upon current facts subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Form 10-K of American International Industries, Inc. for its year ended December 31, 2014 discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

American International Industries, Inc. - General

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas interests, oilfield supply and service companies, and interests in undeveloped real estate in the Houston, Texas area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies and take an active role in its new subsidiaries to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and providing its subsidiaries with the Company's management expertise. The Company is sometimes referred to as "we", "us", "our", and other such phrases as provided in Regulation F-D (Fair Disclosure).

American International Industries, Inc. is a holding company and has three reporting segments and corporate overhead:

.

American International Holdings Corp. (“AMIH”) - a 93.2% owned subsidiary, is a non-operating company.

.

Brenham Oil & Gas Corp. ("BOG") – a 51.0% owned subsidiary that currently owns oil and gas properties. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

.

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

.

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

The Company’s real estate investment policy historically has been to acquire real estate for resale based upon our view of market conditions. Such properties are listed on the balance sheet as real estate held for sale. Real estate is not a segment of the Company's business.

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

The Company's executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565 and its telephone number is (281) 334-9479.  As of December 31, 2014, the Company had 4 employees at the executive offices.

Recent Transactions

On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, and Maria Wolinsky, whereby American purchased the Wolinskys’ 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing promissory note of $200,000 (the “Note”), partially secured by American shares of common stock and by the guarantee of Daniel Dror, American’s Chief Executive Officer, due on September 30, 2014.  A related treasury stock obligation in the amount of $200,000 was recorded.  Under the terms of the Note, at American’s option, it may instruct the Wolinskys to sell all or a portion of the shares in the open market, or to American, or to Mr. Dror, and apply the proceeds from such sales to any balance owed under the Note.  In the event that the Wolinskys sell the shares for more than $200,000, the Wolinskys are required to return any portion of the unsold shares back to American and any proceeds over $200,000.  The Note provides that the Wolinskys’ sole remedy under the Note is to sue for the balance of the Note in arbitration.

As of December 31, 2013, 26,000 shares had been returned to the Company.  During 2014, 45,600 shares of American’s common stock were sold for cash of $68,919 as consideration for the Note, and an offset to the treasury stock obligation was recorded, resulting in a Note balance and treasury stock obligation of $131,081.  On September 19, 2014, Mr. Dror requested that the Wolinskys deliver 17,940 shares of American’s common stock to the Company’s brokerage account at Raymond James for a payment of $31,000 in order to reduce the $131,081 Note balance to $100,081.  The Wolinskys failed to comply with the request.  The remaining balance of the Note was due on September 30, 2014.  The Wolinskys filed a claim in arbitration court on October 1, 2014 alleging breach of the Note by American and Dror.  Also during 2014, American offered the Wolinskys a cash payment in the amount of $131,081 to settle all obligations in full.  However, the offer was declined by the Wolinskys, and the Wolinskys filed two new claims against American and Daniel Dror in two new District Courts of Harris County, Texas, alleging tort claims related to the Note.  By refusing to tender the remaining shares to Raymond James and by filing the claims in State Court, American and Dror believe the Wolinskys have violated the original agreement, thereby excusing American’s performance on the Note and also resulting in damages to American.  American filed a motion to dismiss under the Texans Citizen’s Participation Act, commonly referred to as Anti-“SLAPP” (Strategic Lawsuit Against Public Participation) statutes in the State Court actions, and Wolinsky subsequently dismissed both claims in the State District Courts.  The Wolinskys then added these tort claims in the arbitration.  American and Dror intend to move to dismiss those claims once again based on the SLAPP legislation.  The claims in arbitration are ongoing, and American and Daniel Dror have countersued the Wolinskys for at least $1,000,000 for breach of the original agreement.  The promissory note balance as of December 31, 2014 remained at $131,081.

Northeastern Plastics, Inc.

Northeastern Plastics, Inc. (NPI), a Texas corporation, was a wholly-owned subsidiary of the Company.  NPI was a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets.  NPI was located at 14221 Eastex Freeway, Houston, Texas 77032.

In the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. As a result, the Company has identified the assets and liabilities of the NPI subsidiary as assets and liabilities held for sale at December 31, 2014, and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

Products and Services

NPI's diversified products were sold in the automotive and consumer retail and after-market channels. NPI marketed its diversified product assortment under the Good Choice® and MOTOR TREND® brand names.

The NPI MOTOR TREND® branded products included a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND® program was supported through a national advertising campaign in MOTOR TREND® magazine and additional brand advertising through MOTOR TREND® Radio and MOTOR TREND® TV.

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

NPI products were available at stores such as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others.

Virtually all of NPI's products were manufactured overseas.

Sales and Marketing

NPI had working vendor agreements with its major customers.  NPI sold its products through the use of its in-house personnel and independent sales agents covered under sales and marketing agreements. NPI contracted with agents, who were responsible for contacting potential customers in a pre-determined sales area. NPI provided these agents with manuals, brochures, and other promotional materials, which were used in the selling process. After sales were completed through the use of an agent, NPI directly billed the customer, and all payments were made directly to NPI. Agents were compensated on a commission basis only, calculated on the net sales price of products invoiced to customers. No commissions were paid until NPI received payment from customers.

Employees

As of December 31, 2014, NPI employed 10 persons, including its executive officer, as well as customer service and warehouse employees.

Facilities

NPI operated from a 32,000 square feet of warehouse and office facility located in Houston, Texas. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale balance, and on December 31, 2014, the 17 acre tract was transferred back to American's real estate held for sale balance.

On March 6, 2014, NPI sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on I-59 in Houston, Texas, to a third party. The property was sold for $1,325,000 in cash. The Company paid selling expenses of $108,314, and received cash proceeds of $1,183,101. The basis in the property and equipment sold was $727,320 on the date of the sale. Because the Company immediately leased back the warehouse from the seller upon closing, the transaction was accounted for as a sales leaseback transaction, pursuant to guidance in ASC 840, Leases. The Company recorded deferred income of $489,366 initially which will be amortized to rent expense over the life of the lease. As of December 31, 2014, the Company recognized $24,568 of the deferred income as gain on sales of assets. The lease term is 10 years and annual base rent is $121,500, and then increases by 2% each year over the 10 year life of the lease. Daniel Dror, Chairman and CEO of American, is a personal guarantor of the lease.

Brenham Oil & Gas Corp.

Brenham Oil & Gas Inc. was incorporated on November 7, 1997 under the laws of the State of Texas as a wholly-owned subsidiary of American International Industries, Inc. (“American” or “AMIN”). Brenham Oil and Gas Corp (“BOG”), a Nevada corporation, was incorporated on April 21, 2010 and Brenham Oil & Gas Inc. became a wholly-owned subsidiary of the Company following the unanimous vote by American’s board of directors on April 8, 2010 approving the distribution of 10,297,019 shares of BOG common stock, on a pro rata 1 for 1 basis, to the shareholders of American (the “Spin-Off Distribution”). Following the Spin-Off Distribution, American retained approximately 54% of our Common Stock. As of this filing, American owns 51.0% of BOG’s common stock.

BOG’s principal executive offices are located at 601 Cien Street, Suite 235, Kemah, Texas 77565-3077, which are the executive offices of American, and are provided to us on a rent-free basis. The telephone number of our principal executive offices is (281) 334-9479. BOG’s web site is brenhamoil.com.

Our Business Plan

BOG’s primary objective and current focus will be accessing capital to fund its drilling programs in Texas.

BOG is an independent exploration and production company focused on acquiring a portfolio of assets in the United States and international locations. BOG’s approach is to create a foundation of development and production assets in the United States, coupled with high potential international exploration opportunities.

BOG’s focus for United States production is Texas, including both conventional and unconventional resources. The Company intends to identify existing oil fields where technology can be applied to increase the percentage of oil that can be recovered from such fields. Secondly, the Company seeks to identify acreage in unconventional resources capable of generating oil and condensate production, such as the Eagle Ford.

BOG’s focus for international exploration is Sub-Saharan Africa. This is based on the considerable experience of our management team, which includes a track record of acquisitions and discoveries for major oil and gas companies in Africa. The analysis used by BOG to identify exploration acquisitions is based on a top-down and bottom-up approach. The “top down” process seeks to utilize our management team’s prior experience of comparing analogues of success and failure from seismic and drilling data in Africa (and elsewhere) for purposes of generating a “short-list” of the most attractive blocks. The “bottom up” process seeks to obtain narrowly focused, prospect-specific data on a block-by-block basis. The “bottom-up” review of specific blocks is used to confirm management’s “short-list” of recommendations.

BOG intends to develop strategic relationships and enter into long-term participation agreements with major oil and gas companies, in both domestic and international markets. We believe that such alliances will create a platform for exploration and development activities.

Recent Developments

On January 16, 2014, BOG acquired a 332 acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas for a deposit of $20,000. Further, BOG acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. BOG acquired 100% of the working interest and a net revenue interest after payout of 74%. The Company will pay an additional $230,000 to the Seller prior to the beginning of any oil & gas exploration. Exploration has not yet commenced.

On March 12, 2013, BOG entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. BOG's asset acquisition includes eight producing wells, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. Additional offsetting acreage can be developed by BOG on a well by well basis to produce additional oil reserves from several producing horizons. BOG is presently negotiating to acquire an additional 85% ownership of the Pierce Junction Field.

On February 28, 2013, BOG leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field for $131,100 cash and 200,000 shares of AMIN restricted common stock. The acquired acreage is located just west of Galveston Bay, Galveston County, 35 miles southeast of Houston and 15 miles northwest of Galveston. It is adjacent to and one location away from the Gillock, East Segment Field operated by Alta Mesa Services, and about two miles west of the Eagle Bay Field operated by Sandridge Onshore, LLC and Transtexas Gas Corp. The conclusions of an internal reserve analysis, including a 4 mile by 4 mile seismic study of the 394 acre lease acquired by BOG indicated resources with a discounted NPV of 10% valued at $38,259,500. The Company is in the process of obtaining an independent reserve report on its Gillock Field Interest, and plans to seek financing for a two-well development program later in 2015.

In December 2012, Brenham Equatorial Guinea, LLC, a subsidiary of BOG, executed a Production Sharing Contract with the Government of Equatorial Guinea in West Africa. Pursuant to the terms of the Agreement, BOG received a 15% participating interest in newly-created Block Y, which consolidates four offshore exploration blocks into a single, half-million acre license. BOG is negotiating the sale of its interest in Block Y for purposes of focusing the Company’s near-term efforts and resources on the Texas assets.

In addition, BOG is continuing to pursue its $6.4 billion claim against ENI and TGS in connection with its "tortious interference" case, which transaction was previously negotiated in a "production sharing agreement" with the country of Togo, Africa. BOG’s claims are currently in the process of being appealed over matters primarily related to whether the Texas court was the appropriate venue for pursuing the claims.

Our Properties

BOG holds oil and gas leases interests in Texas.

Gillock Field - Galveston County, Texas

Gillock Fields are segments of a large, complexly faulted deep seated salt dome. BOG purchased four square miles of 3-D seismic data for the purpose of completion of its drilling program in this field. A preliminary review of the reprocessed 3-D seismic data shows numerous fault traps and amplitude bright spots normally associated with hydrocarbon production at both the Frio and deeper Vicksburg level. Additionally, structural rollover indicative of a hydrocarbon trap is also present in shallower horizons as well. As there are well over 20 pay zones in Gillock Field, the possibility of shallower pay would not be a surprise and all of the aforementioned anomalies are being carefully investigated and evaluated by our experienced geophysical team. The 3-D seismic data in conjunction with adjacent and nearby production will enable BOG to pick precise drillable locations in the Frio as well as providing BOG the opportunity to upgrade the reserve category of the Vicksburg Formation, thereby enhancing the value of the Company.

Pierce Junction Field - Houston, Texas

The Pierce Junction Field includes eight producing wells, with an additional seven wells scheduled for mechanical work-over that should add more oil reserves. Additional offsetting acreage can be developed by BOG on a well by well basis to produce additional oil reserves from several producing horizons. Presently, BOG is seeking to acquire additional working interests in this field from the other partners. BOG also is developing a plan to undertake a comprehensive work over program to increase production in the field to approximately 100 barrels per day.

Victoria County, Texas

On January 16, 2014, BOG acquired a 332-acre oil and gas lease, the "Inez Field Prospect," located in Victoria County, Texas. Further, BOG acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. BOG acquired 100% of the working interest and a net revenue interest after payout of 74%. In January 1990, Ken Petroleum Corporation drilled and completed the #1 Roberts Unit in the Inez (8,600') Field in Victoria County, Texas. The well was initially completed in the Yegua "B" between 8498-8510' and flowed 2,668 MCFGPD on an 8/64" choke. In February 1990, Stuart Petroleum Testers performed a Full Scale Separator Test, and it was determined that the Roberts well had a potential of 9,000 MCFGPD and 65.14 barrels of 48° API condensate during the 4-point test. The well later encountered mechanical problems and has since been shut-in. Exploration has not yet commenced.

BOG plans to side-track or drill a new well to regain production from the well in the Yegua. Reserves are estimated to be 4 billion cubic feet of gas and 160,000 barrels of condensate per well from the Yegua. BOG can drill 3-4 wells on the lease.

The secondary objective is the over-pressured Jackson Shale interval from 6,000 ft. to 8,000 ft., which tested gas from a 40 ft. perforated interval. In the new well to be drilled in the Yegua, BOG plans to core several intervals in the Jackson Shale to conduct a petro physical study. Exploration has not yet commenced.

Washington County, Texas

Since November 7, 1997 (inception), BOG has owned an oil and gas mineral royalty interest on a 24-acre parcel of land located in Washington County, Texas. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.

Competition

The oil and gas industry is highly competitive. BOG will encounter strong competition from major oil and gas companies and from other independent operators in seeking to acquire prospects and hiring and retaining qualified personnel. Many, if virtually not all, of these competitors have far greater financial, technical and personnel resources and far longer operating histories than BOG. As a result, BOG’s competitors are able to devote more financial and other resources to evaluate and acquire the more desirable prospects. Furthermore, BOG’s competitors are expected to better withstand the financial losses resulting from unsuccessful drill attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions.

BOG is also affected by competition for drilling rigs and the availability of related equipment. To the extent that in the future BOG acquires and develops undeveloped properties, higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Over the past three years, oil and gas companies have experienced higher drilling and operating costs. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict BOG’s ability to drill wells and conduct our operations. There can be no assurance that BOG will be able to compete successfully in all of the above areas.

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

Compliance with these laws can be costly; the regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Moreover, public interest in the protection of the environment has increased significantly in recent years, notwithstanding the widely recognized public demand for “energy independence.” Offshore drilling in some areas has been opposed by regulatory agencies as well as environmental groups and, in other areas, has been restricted by regulations. BOG’s operations could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental requirements that result in increased costs to the oil and gas  industry in general, such as more stringent or costly waste handling, disposal or cleanup requirements.

The following is a summary of some of the existing laws or regulatory issues to which BOG and it business operations are or may be subject to in the future.

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

Clean Water Act

The U.S. Federal Water Pollution Control Act of 1972, as amended, ("CWA") imposes restrictions and controls on the discharge of pollutants, produced waters and other oil and gas and natural gas wastes into waters of the U.S. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Under the CWA, permits must be obtained to discharge pollutants into regulated waters. In addition, certain state regulations and the general permits issued under the federal National Pollutant Discharge Elimination System program prohibit discharge of produced waters and sand, drilling fluids, drill cuttings, and certain other substances related to the oil and gas industry into certain coastal and offshore waters.

The CWA provides for civil, criminal, and administrative penalties for unauthorized discharges of oil and gas and other hazardous substances and imposes liability on parties responsible for those discharges for the costs of cleaning up related damage and for natural resource damages resulting from the release. Comparable state statutes impose liabilities and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other hazardous substances, into state waters.

Marine Protected Areas

Executive Order 13158, issued in 2000, directs federal agencies to safeguard existing Marine Protected Areas ("MPAs") in the U.S. and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the U.S. Environmental Protection Agency ("EPA") to propose regulations under the CWA to ensure appropriate levels of protection for the marine environment. This order and related CWA regulations have the potential to adversely affect BOG’s operations by restricting areas in which BOG may carry out future development and exploration projects and/or causing BOG to incur increased operating expenses.

Consideration of Environmental Issues in Connection with Governmental Approvals

BOG’s operations will frequently require licenses, permits and other governmental approvals. Several federal statutes, including the Outer Continental Shelf Lands Act ("OCSLA"), the National Environmental Policy Act ("NEPA"), and the Coastal Zone Management Act ("CZMA") require federal agencies to evaluate environmental issues in connection with granting such approvals or taking other major agency actions. OCSLA, for instance, requires the DOI to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment, and gives the DOI authority to refuse to issue, suspend or revoke permits and licenses allowing such activities in certain circumstances, including when there is a threat of serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires DOI and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency must prepare an environmental assessment and, potentially, an environmental impact statement. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and gas and natural gas development. In obtaining various approvals from the DOI, BOG will have to certify that BOG will conduct our activities in a manner consistent with any applicable CZMA program. Violation of these requirements may result in civil, administrative or criminal penalties.

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

Resource Conservation and Recovery Act

The U.S. Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and gas or natural gas are currently exempt from RCRA's requirements pertaining to hazardous waste and are regulated under RCRA's non-hazardous waste and other regulatory provisions. A similar exemption is contained in many of the state counterparts to RCRA. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and gas and natural gas exploration and production wastes from regulation as hazardous waste. Accordingly, it is possible that certain oil and gas and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, BOG expects to generate some amounts of ordinary industrial wastes, such as waste solvents and waste oil and gas that may be regulated as hazardous wastes.

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

Health and Safety

Our operations may become subject to the requirements of the federal Occupational Safety and Health Act ("OSH Act") and comparable state statutes. These laws and their implementing regulations strictly govern the protection of the health and safety of employees. The OSH Act hazard communication standard, EPA community right-to-know regulations under Title III of the Superfund Amendments and Reauthorization Act of 1986 and similar state statutes require that BOG organize and/or disclose information about hazardous materials used or produced in our operations. Such laws and regulations also require us to ensure our workplaces meet minimum safety standards and provide for compensation to employees injured as a result of our failure to meet these standards as well as civil and/or criminal penalties in certain circumstances.

Accidental spills or releases may occur in the course of our future operations, and BOG cannot assure you that BOG will not incur substantial costs and liabilities as a result, including costs relating to claims for damage to property and persons. Moreover, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Accordingly, BOG cannot assure you that BOG has been or will be at all times in compliance with such laws, or that environmental laws and regulations will not change or become more stringent in the future in a manner that could have a material adverse effect on our financial condition, results of operations or ability to make distributions to you.

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

Homeland Security Regulations

The Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security ("DHS") to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas and natural gas facilities that are deemed to present "high levels of security risk." The DHS is currently in the process of adopting regulations that will determine whether our operations may in the future be subject to DHS-mandated security requirements. Presently, it is not possible to accurately estimate the costs BOG could incur, directly or indirectly, to comply with any such facility security laws or regulations, but such expenditures could be substantial.

U.S. Coast Guard and the U.S. Customs Service

In case BOG has to transport drilling rigs to potential sites in the U.S. Gulf of Mexico, our operation of such drilling rigs would become subject to the rules and regulations of the U.S. Coast Guard and the U.S. Customs Service. Such regulation sets safety standards, authorizes investigations into vessel operations and accidents and governs the passage of vessels into U.S. territory. BOG would be required by these agencies to obtain various permits, licenses and certificates with respect to these operations.

International Laws and Regulations

BOG’s exploration and production activities that may occur in other nations, including those in West Africa, are subject to the laws and regulations of such nations. These regulations may govern licensing for drilling operations, mandatory involvement of local partners in our operations, taxation of its revenues, safety and environmental matters and our ability to operate in such jurisdictions as a foreign participant.

Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject BOG to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs.

Employees

As of December 31, 2014, BOG had four employees. All employees are currently located in the U.S. None of these employees are represented by labor unions or covered by any collective bargaining agreement. BOG believes that relations with its employees are satisfactory.

Offices

BOG currently utilizes approximately 1,500 square feet of office space at the offices of American located at 601 Cien Street, Suite 235, Kemah, TX 77565-3077, which are provided to BOG by American on a rent-free basis.

American International Holdings Corp.

American International Holdings Corp. (“AMIH”) is a 93.2% owned subsidiary of American International Industries, Inc. ("American") (OTCBB: AMIN). AMIH also has a wholly-owned subsidiary, Delta Seaboard Well Service, Inc., a Texas corporation.

General Background of AMIH

From May 1, 2005 through April 16, 2009, AMIH had three subsidiaries.  Hammonds Technical Services, Inc. and Hammonds Fuel Additives, Inc. were separate privately-owned Texas companies.  In connection with the 2005 acquisition by AMIH, Hammonds Fuel Additives was merged into Hammonds Technical Services.  In April 2005 and January 2006, respectively, Hammonds Fuel Additives and Hammonds Water Treatment Systems, were reincorporated as separate entities from Hammonds Technical Services, and all three entities were wholly-owned subsidiaries of the Company.  Hammonds manufactured engineered products and chemicals that serve multiple segments of the fuels distribution, water treatment and utility vehicle industries.

On February 3, 2010, AMIH completed a reverse merger pursuant to which AMIH was merged with and into Hammonds and Hammonds’ name was changed to Delta Seaboard International, Inc.  During 2012, AMIH changed its name to American International Holdings, Inc.

On April 3, 2012, AMIH entered into an Asset Purchase Agreement (“Agreement”) by and among Delta Seaboard, LLC (the "Purchaser"), a Texas limited liability company that is owned and controlled by Robert W. Derrick, Jr. and Ronald D. Burleigh, who were AMIH's president and director and vice-president and director, respectively, on the date of the Agreement, DSWSI, and American.  Pursuant to the terms of the Agreement, AMIH: (i) sold all of the assets of DSWSI to the Purchaser; (ii) Messrs. Derrick and Burleigh resigned as executive officers and as members of AMIH’s board of directors; (iii) Mr. Derrick resigned as a director of American; and (iv) Messrs. Derrick and Burleigh transferred and assigned all of their 319,258 AMIH shares to American.  In consideration for the sale of the DSWSI assets to Purchaser, Purchaser paid AMIH $1,600,000 in cash and executed a 5-year note bearing interest at 5% per annum in the face amount of $1,400,000.  On December 19, 2012, this note was sold to Messrs. Derrick and Burleigh for $1,020,000.  Total consideration for the sale was $2,620,000.  On February 27, 2013, AMIH received $800,000 in payment of the balance due on the note receivable from Messrs. Derrick and Burleigh.

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

Description of AMIH’s Business

Current Status as a Shell Company

Since April 3, 2012, AMIH has been classified as a "shell company". Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets."  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until AMIH has successfully concluded a business combination. AMIH intends to comply with the periodic reporting requirements of the Exchange Act for so long as AMIH is subject to those requirements.

Business Objective

AMIH's current business objective is to become an operating company, by seeking a business combination with an operating company, acquiring assets or other means. AMIH will utilize its capital stock, debt or a combination of capital stock and debt, together with its financial resources, in furtherance of its business objective.

It may be expected that entering into one or more transactions in pursuit of its business objective will involve the issuance of restricted shares of capital stock. The issuance of additional shares of AMIH’s common stock or other capital stock that may be convertible into common stock:

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

•

acceleration of our obligations to repay the indebtedness even if AMIH has made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•

our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•

our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

AMIH currently plans to seek potential business combinations by investigating opportunities and, if such investigation warrants, acquiring a target company or business seeking the perceived advantages of being a publicly held corporation and that understands the benefit of being able to employ our funds in its business. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business (and/or an acquisition) rather than immediate, short-term earnings. AMIH will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The investigation and analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. As of the date of this filing, AMIH has not entered into any preliminary or definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business combination opportunities for us. In our efforts to analyze potential acquisition targets, AMIH may consider the following kinds of factors:

•

potential for growth, indicated by new technology, anticipated market expansion or new products;

•

competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

strength and diversity of management, either in place or scheduled for recruitment;

•

capital requirements and anticipated availability of required funds, to be provided by American or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•

the extent to which the business opportunity can be advanced;

•

the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital AMIH has, plans to allocate for investigation, AMIH may not discover or adequately evaluate adverse facts about the potential business opportunities that may be acquired.

Form of Acquisition

The manner and extent to which AMIH participates in a business combination opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the principals of the opportunity, and the relative negotiating strength of us and such principals.

It is likely that AMIH will affect a business combination through the issuance of common stock or other securities, which may result in a change of control. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all present AMIH stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, present AMIH stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization / business combination.

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

AMIH presently has no employees apart from our officers and directors. AMIH expects no significant changes in the number of its employees other than such changes, if any, that may result in connection with a business combination.

American International Texas Properties, Inc. ("AITP")

AITP owns a portfolio of strategically located parcels of land, primarily in Houston, Texas and vicinity. The portfolio includes the following as of December 31, 2014: 65 acres in Galveston County, Texas, 1.705 acres in Galveston County, Texas, six Dawn Condominium units on the waterfront in Galveston, Texas, 96 acres of vacant commercial use land in Galveston County, Texas, 22 acres of vacant mixed use land in Houston, Texas, and 31 acres of vacant mixed use land in Houston, Texas.

Recent Transactions

During the year ended December 31, 2014, we entered into a sales contract for the 22 acres of vacant mixed use land in Houston, Texas. The sale closed on March 3, 2015 for a gross sale price of $1,750,000.

During 2015, we entered into a sales contract for one of the Dawn Condominium units on the waterfront in Galveston, Texas for $139,000. The sale has not yet closed.

During the year ended December 31, 2014, two residential lots in Galveston County, Texas were sold. The closing occurred on September 30, 2014, for total cash proceeds of $133,673, resulting in a total gain on sale of assets of $20,812.

During the year ended December 31, 2014, one Dawn Condominium unit on the waterfront in Galveston, Texas was sold for a total of $79,216, resulting in a total loss on sale of assets of $21,079.

During the year ended December 31, 2014, the Company and Daniel Dror II entered into an agreement, whereby the Company purchased the remaining 50% interest in 96 acres in Galveston, Texas for $220,000 in cash, a $300,000 five year promissory note, and 120,000 shares of common stock valued at $150,000.  The latest independent appraisal for the total 96 acres values the property at $2.4 million.

During the year ended December 31, 2014, the Company sold its 174 acres in Waller County, Texas, which closed on July 25, 2014, for a total of $3,350,018, comprised of a $2,000,000 note receivable (which was collected subsequent to year-end) and $1,350,018 of cash proceeds, resulting in a gain on sale of assets of $1,447,564.  During January 2015, this $2,000,000 note receivable was paid in full.

During the year ended December 31, 2013, two Dawn Condominium units on the waterfront in Galveston, Texas were sold for $160,334, resulting in a loss on sale of assets of $103,174.

During the year ended December 31, 2013, the Board of Directors of American approved the purchase of a 50% undivided interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”) for 300,000 shares of American restricted common stock, valued at $360,000, and the $181,000 note receivable from Daniel Dror II (which was paid during 2014).

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

- timing of the introduction of new products and services and market acceptance of the same

Risks related to our BOG subsidiary

BOG has no proven reserves, except for the Pierce Junction Filed, and the prospects that BOG may decide to pursue for exploration and development may not yield oil and gas in commercial quantities or quality, if at all, in which event BOG will incur significant losses.

At present, BOG has no proven reserves, except for the Pierce Junction Field. Any future prospects may not prove to be commercially viable even if available seismic and geological information indicate the potential presence of oil and gas. As a result, any prospects that BOG may decide to acquire and develop may not yield oil and gas in commercial quantities or quality, or at all. Evaluating prospects will require substantial seismic data reprocessing and interpretation. Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. BOG therefore does not know if any of its prospects will contain oil and gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if oil and gas is found on BOG’s prospects in commercial quantities, construction costs of oil and gas pipelines or floating production systems, as applicable, and transportation costs may prevent such prospects from being economically viable.

BOG may face substantial uncertainties in connection with any prospects, which could significantly delay or even prevent our ability to act on our plan of operation.

In this filing, BOG provides statements in connection with its plan of operation. Statements in connection with this plan of operation may face substantial uncertainties. To date, BOG has not yet identified any prospects, except for the Pierce Junction Field. Any analogies drawn by BOG from other companies’ wells, prospects or producing fields may not prove to be indicators of the success of developing reserves from BOG's prospects, notwithstanding the proximity of BOG's prospects to other companies producing properties. Furthermore, evaluating the to-be-acquired data from wells or prospects produced by other parties which BOG may use may not lead to the results that BOG may expect.

It is possible that none of the future wells on BOG's prospects’ properties will find commercially exploitable accumulations of oil and gas. Any significant variance between actual results and BOG’s assumptions could then materially and adversely affect the quantities of oil and gas attributable to any prospects.

Identifying prospects and drilling wells is speculative, often involving significant costs that may exceed BOG’s expectations and, further, may not result in any discoveries of future production or reserves in commercially exploitable quantities. Any material inaccuracies in future drilling costs, estimates or underlying assumptions will materially adversely affect BOG's plan of operation and business objectives, thereby adversely affecting the value of its shares.

Seeking prospects, exploring for and developing oil and gas reserves involves a high degree of operational and financial risk, which precludes BOG’s ability to make any definitive estimates as to the time required and costs involved in reaching certain objectives. The actual costs of seeking prospects, drilling, completing and operating wells may exceed BOG’s budgeted costs and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oil and gas field equipment and related services. Prospects may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. Moreover, the successful drilling of an oil and gas well does not necessarily result in a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic. Initial costs associated with identifying prospects and drilling wells require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If BOG’s actual costs are significantly more than any estimated costs, BOG may not be able to continue its plan of operation and/or business objectives and it would be forced to modify its plan of operation.

BOG's unidentified prospects and drilling locations may be scheduled out over several years, making them susceptible to uncertainties that could materially affect the occurrence or timing of any drilling, thereby hindering its ability to generate cash flow from operations, if any.

BOG’s ability to identify, drill and develop future drilling locations depends on a number of factors, including the availability of equipment and capital, seasonal conditions, regulatory approvals, oil and gas prices, costs and drilling results. The final determination on whether to drill any of these prospects will be dependent upon the factors described elsewhere in this annual report. Due to these uncertainties, BOG does not know if any presently unidentified Prospect that it may identify in the future will be drilled within a reasonable timeframe, or at all, or, if it will be able to economically produce oil and gas in commercially exploitable quantities from these or any other potential drilling locations. As such, BOG’s actual drilling activities may be materially different from its expectations, which could adversely affect its plan of operation and future financial condition.

BOG expects not to be the operator on all or even many of its future prospects, and, therefore, will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets, which could prevent BOG from realizing any return targets that it may envision.

As BOG carries out its exploration and development programs, it may enter into arrangements with respect to future prospects that result in a greater proportion of its prospects being operated by others. As a result, BOG may have limited ability to exercise influence over the operations of its future prospects that will be operated by its potential partners. Dependence on third-party operators could prevent BOG from realizing certain return targets for those co-operated prospects. The success and timing of identifying prospects, exploration and development activities will depend on a number of factors that will be largely outside of its control, including:

- the timing and amount of capital expenditures;

- the co-operator's expertise and financial resources;

- approval of other participants in drilling wells;

- selection of technology; and

- the rate of production of reserves, if any.

This limited ability to exercise control over the operations of some of BOG's prospects may cause a material adverse effect on BOG's results of operations and financial condition.

BOG is dependent on the experience of members of its management and technical team and the loss of one or more such persons could significantly delay its plan of operation if BOG is unable to replace such persons with qualified individuals on a timely basis, which could have an adverse effect on BOG's share price and results of operations.

Investors in BOG’s common stock must rely upon the ability, expertise, judgment and discretion of BOG’s management and the success of BOG’s technical team in identifying prospects and in discovering and developing oil and gas reserves. BOG’s performance and success are dependent, in part, upon key members of BOG’s management and technical team, and the departure of such key persons would be detrimental to BOG’s future success. In making a decision to invest in BOG’s Common Stock, the investors must be willing to rely to a significant extent on the management's experience, discretion and business judgment. A significant percentage of the Common Stock of the Company is held by members of BOG’s management and corporate parent, American. There can be no assurance that BOG’s management will remain in place. BOG does not have any "key man" life insurance on any member of its team. The loss of any of BOG’s management and technical team members could have a material adverse effect on BOG’s results of operations and financial condition, as well as on the market price of BOG’s Common Stock.

BOG's future development and exploration operations require substantial capital, and BOG may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would delay or even prevent BOG from successfully pursuing and fully developing its business plan and its ability to generate revenues in both the short- and long-term.

The oil and gas industry is capital intensive and BOG anticipates that it will need to raise significant amounts of capital to meet its funding requirements, in amounts that it has not yet determined. BOG expects its capital outlays and operating expenditures to increase substantially over at least the next several years as it starts its operations. Identifying prospects, obtaining seismic data and commencing exploration and production are all very expensive and BOG expects that it will need to raise substantial capital, through future private or public equity offerings, strategic alliances or debt financing, before it achieves commercialization of any of its prospects.

BOG’s future capital requirements will depend on many factors, including:

- the scope, rate of progress and cost of BOG’s exploration and production activities;

- oil and gas and natural gas prices;

- BOG’s ability to locate and acquire prospects;

- BOG’s ability to produce oil and gas or natural gas from those reserves;

- the terms and timing of any drilling and other production-related arrangements that BOG may enter into;

- the cost and timing of governmental approvals and/or concessions; and

- the effects of competition by larger companies operating in the oil and gas industry.

BOG does not currently have any commitments for external funding and it does not expect to generate any significant revenue from production for several years, or at all. Additional financing may not be available on favorable terms, or at all. Even if BOG succeeds in selling additional securities to raise funds, the sale of additional equity securities would dilute the ownership percentage of its existing shareholders and new investors may demand rights, preferences or privileges senior to those of the existing holders of its Common Stock. If BOG raises additional capital through debt financing, the financing may involve covenants that restricts its business activities. If BOG chooses to offer interests in its prospects to third-party operators, it may lose operating control over such prospects.

BOG's working capital needs are difficult to forecast and may vary significantly, which could require BOG to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. The failure or any significant delay in raising capital as needed may be expected to materially reduce or eliminate BOG's opportunity for success.

At present, BOG’s working capital needs are extremely difficult to predict. This difficulty is due primarily to BOG’s not having identified actual prospects and therefore BOG lacks the ability to estimate with any degree of accuracy the costs associated with identifying and acquiring prospects, the timing and costs related to its exploration and development efforts, the availability of personnel and equipment necessary for such efforts, fluctuations in the price of oil and gas, the costs and timing of regulatory approvals and the number of prospects it determines to pursue. BOG may therefore be subject to significant and rapid increases in its working capital needs that could require it to seek additional financing sources and there can be no assurance in its ability to secure additional financing at acceptable terms, if at all. Restrictions in any debt agreements that BOG may enter into may impair BOG’s ability to obtain other sources of financing.

BOG will be dependent upon its ability to enter into arrangements for financing with third parties and any delay or failure to enter into such arrangements could adversely affect the market price of its shares.

BOG’s ability to identify and acquire prospects will depend upon its ability to identify and enter into financing arrangements in sufficient amounts at acceptable terms, of which there can be no assurance. This will include strategic relationships with existing oil and gas development and exploration companies, public or private sales of equity or debt securities as well as from other funding sources and/or joint ventures with third parties. Due to its long-term capital requirements, BOG may seek to access the public or private equity markets if and when conditions are favorable. BOG does not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when BOG needs it on terms that will be acceptable to BOG, or at all. If BOG raises funds by selling additional shares of Common Stock or other securities convertible into its Common Stock, the ownership interest of the existing shareholders will be diluted. If BOG is not able to obtain financing when needed, it may be unable to successfully carry out its business plan. As a result, BOG may have to significantly limit its operations for the foreseeable future and, as a result, its business, financial condition and results of operations would be materially adversely affected.

Current economic and credit conditions could adversely affect BOG's plan of operation and could result in significant losses for the foreseeable future.

BOG’s ability to secure additional financing and satisfy the financial obligations and indebtedness outstanding from time to time will depend upon BOG’s future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, most of which will be beyond BOG’s control. The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on BOG’s ability to secure financing on favorable terms, if at all.

The development schedule of any oil and gas projects that BOG may identify, including the availability and cost of drilling rigs, equipment, supplies, personnel and oil and gas field services, is subject to delays and cost overruns.

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

Non-U.S. operations may be adversely affected by political and economic circumstances in the countries in which BOG may operate, in which event BOG may experience delays or be prevented from commencing or continuing operations in such countries.

Non-U.S. oil and gas exploration, development and production activities are subject to political and economic uncertainties (including but not limited to changes, sometimes frequent or marked, in energy policies or the personnel administering them), expropriation of property, cancellation or modification of contract rights, foreign exchange restrictions, currency fluctuations, royalty and tax increases and other risks arising out of foreign governmental sovereignty over the areas in which BOG’s operations are conducted, as well as risks of loss due to civil strife, acts of war, guerrilla activities and insurrection. These risks may be higher in the developing countries in which BOG intends to conduct its activities, including Africa.

Potential operations in these areas increase BOG's exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may:

- disrupt BOG’s operations;

- restrict the movement of funds or limit repatriation of profits;

- lead to U.S. government or international sanctions; and

- limit access to markets for periods of time.

Several countries in Africa are presently experiencing or have experienced political instability in the past. Disruptions may occur in the future, and losses caused by these disruptions may occur that will not be covered by insurance, if, indeed, any insurance is available at costs that BOG can afford.

Consequently, BOG's non-U.S. exploration, development and production activities may be substantially affected by factors which could have a material adverse effect on BOG's financial condition and results of operations. Furthermore, in the event of a dispute arising from non-U.S. operations, BOG may be subject to the exclusive jurisdiction of courts outside the U.S. or may not be successful in subjecting non-U.S. persons to the jurisdiction of courts in the U.S., which could adversely affect the outcome of such dispute.

The oil and gas industry, including the acquisition of exploratory acreage in Africa, is intensely competitive and unless BOG is able to compete effectively, its plan of operation will have to be modified and its ability to pursue prospects could be materially, adversely effected.

The international oil and gas industry, including in the U.S. and Africa, is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply. BOG expects to operate in a highly competitive environment for acquiring exploratory prospects and hiring and retaining trained personnel. Many of BOG’s competitors possess and employ financial, technical and personnel resources substantially greater than BOG, which can be particularly important in the areas in which BOG operates. These companies may be able to pay more for productive oil and gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than BOG’s financial or personnel resources permit. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drill attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect BOG’s competitive position. BOG’s ability to acquire additional prospects and to find and develop reserves in the future will depend on BOG’s ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for available capital for investment in the oil and gas industry. As a result of these and other factors, BOG may not be able to compete successfully in an intensely competitive industry, which could cause a material adverse effect on its results of operations and financial condition.

Participants in the oil and gas industry are subject to complex laws that can affect the cost, manner or feasibility of doing business and could result in unanticipated costs and delays that could adversely affect BOG's financial condition and the price of its shares.

Exploration and production activities in the oil and gas industry are subject to extensive local, state, federal and international regulations. BOG may be required to make large expenditures to comply with governmental regulations, particularly in respect of the following matters:

- licenses for drilling operations;

- royalty increases, including retroactive claims;

- drilling and development bonds;

- reports concerning operations;

- the spacing of wells;

- unitization of oil and gas accumulations;

- remediation or investigation activities for environmental purposes; and

- taxation.

Under these and other laws and regulations, BOG could be liable for personal injuries, property damage and other types of damages. Failure to comply with these laws and regulations also may result in the suspension or termination of BOG's operations and subject BOG to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase BOG's costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on BOG's financial condition and results of operations.

BOG's future operations are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs that BOG does not anticipate or that BOG may not be able to adequately fund; any inability to fund material liabilities and related costs could result in a discontinuation of BOG's operations.

BOG’s future operations will be, subject to various international, foreign, federal, state and local environmental, health and safety laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use and transportation of regulated materials and the health and safety of BOG’s employees. BOG is required to obtain environmental permits from governmental authorities for certain of its operations, including drilling permits for its wells. There is a risk that BOG will not be in complete compliance with these permits and the environmental laws and regulations to which BOG is subject at all times. If BOG violates or fails to comply with these laws, regulations or permits, it could be fined or otherwise sanctioned by regulators, including through the revocation of its permits or the suspension or termination of its operations. If BOG fails to obtain permits in a timely manner or at all (due to opposition from community or environmental interest groups, governmental delays, or any other reasons), such failure could impede its operations, which could have a material adverse effect on its results of operations and financial condition.

BOG could be held liable for all environmental, health and safety costs and liabilities arising out of its actions and omissions as well as those of potential third-party contractors. To the extent BOG does not address these costs and liabilities or if it is otherwise in breach of its lease requirements, its future leases could be suspended or terminated. BOG intends to hire third parties to perform the majority of the drilling and other services related to its operations. There is a risk that BOG may contract with third parties with unsatisfactory environmental, health and safety records or that its contractors may be unwilling or unable to cover any losses associated with their acts and omissions. Accordingly, BOG could be held liable for all costs and liabilities arising out of the acts or omissions of its contractors, which could have a material adverse effect on its results of operations and financial condition.

BOG may be required to maintain bonding or insurance coverage for certain risks relating to its operations, including environmental risks. Even under such policies, BOG may not be insured against certain risks. BOG’s insurance may not cover any or all environmental claims that might arise from BOG’s operations or those of BOG’s third-party contractors. If a significant accident or other event occurs and is not fully covered by BOG’s insurance, or BOG’s third-party contractors have not agreed to bear responsibility, such accident or event could have a material adverse effect on BOG’s results of operations and financial condition. In addition, BOG may not be able to obtain required bonding or insurance coverage at all or in time to meet its anticipated startup schedule for each well, and if BOG fails to obtain this bonding or coverage, such failure could have a material adverse effect on its results of operations and financial condition.

In addition, BOG expects continued attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and gas and natural gas combustion. The U.S. federal government, as well as the U.S. Environmental Protection Agency, is currently considering national greenhouse gas regulation. Each has proposed bills or rules which would require or result in greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which BOG intends to operate could adversely impact its operations.

Environmental, health and safety laws are complex, change frequently and have tended to become increasingly stringent over time. BOG’s costs of complying with current and future environmental, health and safety laws, and BOG’s liabilities arising from releases of, or exposure to, regulated substances may adversely affect BOG’s results of operations and financial condition. See "Brenham Oil & Gas Corp. - Environmental Matters and Regulation."

BOG may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that BOG violated the Foreign Corrupt Practices Act could have BOG subject to civil or criminal liability and that could have a material adverse effect on BOG's business and prevent BOG from operating in one or more jurisdictions.

BOG is subject to the Foreign Corrupt Practices Act ("FCPA") and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. BOG may do business in the future in countries and regions, in which it may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or private entities. Thus, BOG face the risk of unauthorized payments or offers of payments by one of its employees or consultants, even though these parties are not always subject to its control. BOG’s existing safeguards and any future improvements may prove to be less than effective, and BOG’s employees and consultants may engage in conduct for which BOG might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and BOG may be subject to other liabilities, which could negatively affect its business, operating results and financial condition. In addition, the government may seek to hold BOG liable for successor liability FCPA violations committed by companies in which BOG invests or that BOG acquires.

Risks related to our AMIH subsidiary

AMIH has a limited operating history. AMIH also has no commitments from any officers, directors, or shareholders to provide additional funding. AMIH has had no operations and generated no revenues since April 2012.

AMIH has a limited operating history, and has had no operations nor any revenues or earnings from operations since on or about April 2012.  AMIH has no significant assets or resources, other than the cash and receivable received in connection with the Asset Purchase Agreement. AMIH will sustain operating expenses in connection with being a public reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"), without corresponding revenues, at least until the consummation of a business combination.  No officer, director or shareholder has agreed to provide us funding in the future. This may result in incurring a net operating loss which will increase continuously until AMIH can consummate a business combination with a target company. There is no assurance that AMIH can identify a target company that its management deems desirable or be able to consummate a business combination with a desirable target company.  In the event that AMIH is unable to raise sufficient funds, AMIH will be required to utilize its presently available cash resources in order to continue its administrative operations and remain as a current reporting company until AMIH can consummate a business combination.

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

AMIH has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that AMIH will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. The officers and directors and controlling shareholders of AMIH have completed control and discretion over whether or not AMIH will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance that AMIH will be able to negotiate a business combination on favorable terms. AMIH has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which AMIH would not consider a business combination with such business entity. Accordingly, AMIH may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Reporting requirements may delay or preclude an acquisition.

The Exchange Act requires reporting companies such as AMIH, to provide certain information on Form 8-K/12-G about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by AMIH. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

AMIH has not conducted any market research regarding any potential business combinations.

AMIH has neither conducted, nor has others made available to it, market research indicating that demand exists for the transactions contemplated by AMIH. Even in the event demand exists for a transaction of the type contemplated by AMIH, there is no assurance AMIH will be successful in completing any such business combination.

AMIH does not plan to diversify its operations in the event of a business combination.

AMIH’s proposed operations, even if successful, will in all likelihood result in AMIH’s engaging in a business combination with only one target company. Consequently, AMIH’s activities will be limited to those engaged in by the business entity which AMIH will merge with or acquire. AMIH’s inability to diversify its activities into a number of areas may subject AMIH to economic fluctuations within a particular business or industry and therefore increase the risks associated with AMIH’s operations.

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

AMIH’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in AMIH’s issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by AMIH’s present shareholders and could therefore result in a change in control of AMIH’s management.

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

AMIH has had no revenues from operations for approximately the past three years. AMIH may not realize any revenues unless and until it successfully merges with or acquire an operating business or material assets, of which there can be no assurance.

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

AMIH cannot assure that following a business combination with an operating business that it will be able to quote its common stock on the OTCBB.

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

In order to provide control of AMIH to a third party, AMIH’s principal stockholders may choose to cause AMIH to sell its securities to third parties, with the proceeds of such sale being utilized for AMIH to repurchase shares of common stock held by such principal stockholders. As a result of such transaction, AMIH’s management, principal stockholders and Board of Directors may change.

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

Shares eligible for future sale

As of December 31, 2014, the Registrant had 2,418,948 shares of common stock issued, 550,409 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one (1%) percent of (a) the Company's issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 5% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

NPI operated from a 32,000 square feet of warehouse and office facility located in Houston, Texas. On November 22, 2010, a 17 acre tract was transferred to NPI from American's real estate held for sale balance, and on December 31, 2014, the 17 acre tract was transferred back to American's real estate held for sale balance.

On March 6, 2014, NPI sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on I-59 in Houston, Texas, to a third party. The property was sold for $1,325,000 in cash. NPI paid selling expenses of $108,314, and received cash proceeds of $1,183,101. The basis in the property and equipment sold was $727,320 on the date of the sale. Because NPI immediately leased back the warehouse from the seller upon closing, the transaction was accounted for as a sales leaseback transaction, pursuant to guidance in ASC 840, Leases. NPI recorded deferred income of $489,366 initially which would be amortized to rent expense over the life of the lease. As of December 31, 2014, NPI recognized $24,568 of the deferred income as gain on sales of assets. The lease term is 10 years and annual base rent is $121,500, and then increases by 2% each year over the 10 year life of the lease. Daniel Dror, Chairman and CEO of American, is a personal guarantor of the lease.

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

American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky.  On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, and Maria Wolinsky, whereby American purchased the Wolinskys’ 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing promissory note of $200,000 (the “Note”), partially secured by American shares of common stock and by the guarantee of Daniel Dror, American’s Chief Executive Officer, due on September 30, 2014.  A related treasury stock obligation in the amount of $200,000 was recorded.  Under the terms of the Note, at American’s option, it may instruct the Wolinskys to sell all or a portion of the shares in the open market, or to American, or to Mr. Dror, and apply the proceeds from such sales to any balance owed under the Note.  In the event that the Wolinskys sell the shares for more than $200,000, the Wolinskys are required to return any portion of the unsold shares back to American and any proceeds over $200,000.  The Note provides that the Wolinskys’ sole remedy under the Note is to sue for the balance of the Note in arbitration.

As of December 31, 2013, 26,000 shares had been returned to the Company.  During 2014, 45,600 shares of American’s common stock were sold for cash of $68,919 as consideration for the Note, and an offset to the treasury stock obligation was recorded, resulting in a Note balance and treasury stock obligation of $131,081.  On September 19, 2014, Mr. Dror was at the Methodist Hospital in Houston, Texas recovering from a major operation.  On that day, the remaining balance of the original $200,000 Note was $131,081.  Mr. Dror. requested of the Wolinskys to deliver 17,940 shares of American’s common stock to the Company’s brokerage account at Raymond James for a payment of $31,000 in order to reduce the $131,081 Note balance to $100,081.  The Wolinskys failed to comply with the request.  The remaining balance of the Note was due on September 30, 2014.  The Wolinskys filed a claim in arbitration court on October 1, 2014 alleging breach of the Note by American and Dror.  Also during 2014, American offered the Wolinskys a cash payment in the amount of $131,081 to settle all obligations in full.  However, the offer was declined by the Wolinskys, and the Wolinskys filed two new claims against American and Daniel Dror in two new District Courts of Harris County, Texas, alleging tort claims related to the Note.  By refusing to tender the remaining shares to Raymond James and by filing the claims in State Court, American and Dror believe the Wolinskys have violated the original agreement, thereby excusing American’s performance on the Note and also resulting in damages to American.  American filed a motion to dismiss under the Texans Citizen’s Participation Act, commonly referred to as Anti-“SLAPP” (Strategic Lawsuit Against Public Participation) statutes in the State Court actions, and Wolinsky subsequently dismissed both claims in the State District Courts.  The Wolinskys then added these tort claims in the arbitration.  American and Dror intend to move to dismiss those claims once again based on the SLAPP legislation.  The claims in arbitration are ongoing, and American and Daniel Dror have countersued the Wolinskys for at least $1,000,000 for breach of the original agreement.  The promissory note balance as of December 31, 2014 remained at $131,081.

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

	2014		2013
	High	Low	High	Low
First Quarter ended March 31	$1.87	$1.08	$1.42	$1.10
Second Quarter ended June 30	$1.58	$1.11	$1.30	$1.02
Third Quarter ended September 30	$1.65	$1.07	$1.50	$1.05
Fourth Quarter ended December 31	$1.17	$0.55	$1.80	$1.25

The Company believes that as of December 31, 2014, there were approximately 1,100 owners of its common stock.

Issuer purchases of equity securities

On August 23, 2010, the Company announced that its Board of Directors approved a stock repurchase program, effective August 23, 2010. Under the program, the Company is authorized to repurchase up to $1,000,000 of its outstanding shares of common stock from time to time, depending on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time. The stock repurchase program will be funded using the Company’s working capital. During 2013, the Company purchased 45,823 shares under this plan at an average price paid per share of $1.67. During 2014, the Company purchased 13,860 shares under this plan at an average price paid per share of $1.36 and sold 8,078 shares under this plan at an average price per share of $0.89.

The following table provides information with respect to purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Corporation’s common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans at the End of the Period

October 1, 2014 to October 31, 2014	1,100	$1.06	1,100	-
November 1, 2014 to November 30, 2014	-	$-	-	-
December 1, 2014 to December 31, 2014	-	$-	-	-
	1,100	$1.06	1,100	-

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to equity compensation plans under which our common stock is authorized for issuance as of December 31, 2014.

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

General

American International Industries, Inc, (the “Company”, “American International”) is a growing investment organization that takes an active role in the companies it invests in to foster growth and profitability through its financial resources and its management expertise.  American International has interests in industry, finance, real estate, and oil & gas.

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

American International Industries, Inc. (AMIN), the holding company, has its own portfolio of diversified investments such as cash, receivables, stocks portfolio, etc.  In addition, at December 31, 2014, AMIN, as a holding company, owns three (3) operating companies, Brenham Oil & Gas Corp. (“engaged in the acquisition of petroleum resources”), Northeastern Plastics, Inc. (“supplier of automotive aftermarket & electrical products”) and American International Texas Properties, Inc. (“investments” in real estate). Each of the above described operating subsidiaries has its own management team, revenues and profits base; however, AMIN the holding company itself derives its own profits primarily from the sale of assets, which sale of assets may depend on market conditions, USA and world economic conditions, and other unforeseen factors. The holding company costs of operating are substantial, such as home office, general and administrative, professional, accounting and auditing fees, governance, compliance costs and the cost of a responsible Board of Directors and related expenses. Since its inception, and for over thirteen (13) years, AMIN acquired and sold operating companies, real estate, and other investments, with most sales of its assets resulting in profits.

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

American International's asset portfolio as of December 31, 2014 consists of the following subsidiaries:

.

Northeastern Plastics ("NPI") - a wholly-owned subsidiary, is a supplier of automotive after-market products and consumer durable goods products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets. In the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. As a result, the Company has identified the assets and liabilities of the NPI subsidiary as assets and liabilities held for sale at December 31, 2014, and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

.

American International Holdings Corp. (“AMIH”) - a 93.2% owned subsidiary, is a non-operating company.

.

Brenham Oil & Gas ("BOG") – a 51.0% owned subsidiary that currently owns oil and gas properties. Through BOG, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

.

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements for the years ended December 31, 2014 and 2013.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), in which American holds a 93.2% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 51.0% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

 Discontinued Operations

In accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements-Discontinued Operations, American reported the results of its NPI operations as a discontinued operation.

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

Costs of oil and gas properties are amortized using the units of production method under this method.  Depletion expense calculated per equivalent physical unit of production amounted to $0.44 per barrel of oil equivalent for the year ended December 31, 2014.

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended December 31, 2014 and 2013, no impairment of oil and gas properties was recorded.

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

If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At December 31, 2014 and 2013, American completed its annual impairment testing of goodwill. As of December 31, 2014, the Company determined its NPI goodwill was impaired, and recorded an impairment to write down goodwill to its estimated net realizable value of 254,798.

Revenue Recognition

Revenue is recognized when the earnings process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured.  NPI had purchase orders for all sales, of which many of the items were requested to be container shipped and shipped directly to the end users. All sales were recorded when the inventory items are shipped. Taxes assessed by a governmental authority that are incurred as a result of a revenue transaction are not included in revenues. American has no significant sales returns or allowances.

BOG generally sells crude oil and natural gas under short-term agreements at prevailing market prices. In some cases (e.g., natural gas), products may be sold under long-term agreements, with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured.

Revenues from the production of natural gas properties in which BOG has an interest with other producers are recognized on the basis of BOG’s net working interest. Differences between actual production and net working interest volumes are not significant.

Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges measured at the book value of the item sold.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2014, American had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2014 and 2013, there were no potential dilutive securities.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2014 and 2013, American did not have any significant Level 2 or 3 financial assets or liabilities.

Subsequent Events

American has evaluated all transactions from December 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

New Accounting Pronouncements

In May 2014, the FASB issued an ASU addressing recognition of revenue from contracts with customers. When adopted, this guidance will supersede current revenue recognition rules currently followed by the Company. The core principle of the new ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides five steps for an entity to apply in recognizing revenue, including: (1) identify the customer contract; (2) identify the contractual performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the contractual performance obligations; and (5) recognize revenue when the performance obligation is satisfied. The new ASU also requires additional disclosures regarding significant contracts with customers. The new ASU will be effective for the Company on January 1, 2017, and early adoption is not permitted. For transition purposes, the new ASU permits either (a) a retrospective application to all years presented, or (b) an alternative transition method whereby the new guidance is only applied to contracts not completed at the date of initial application. The vast majority of the Company’s revenue is recognized when oil and natural gas produced by the Company is delivered and legal ownership of these products has transferred to the purchaser. Based on the Company’s present understanding, the accounting for oil and gas sales revenue is not expected to be significantly altered by the new ASU. The Company has not yet selected which transition method it will use.

In August 2014, the FASB issued an ASU requiring, when applicable, disclosures regarding uncertainties about an entity’s ability to continue as a going concern.  During the preparation of quarterly and annual financial statements, management should evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If this evaluation indicates that it is probable that an entity will be unable to meet its obligations when they become due within one year of the financial statement issuance date, management must evaluate whether its mitigation plans will alleviate the substantial doubt of continuing as a going concern. If substantial doubt exists, regardless of whether the mitigation plan alleviates the concern, additional disclosures are required in the financial statements addressing the conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s mitigation plans. This new guidance will become effective for the Company for all reporting periods beginning in 2016. Early application is permitted. The Company’s management currently does not expect that this new guidance will have a significant effect on its consolidated financial statements when adopted.

RESULTS OF OPERATIONS

We have three reporting segments and corporate overhead: Northeastern Plastics ("NPI"), which is disclosed as a discontinued operation as of December 31, 2014, American International Holdings Corp. (“AMIH”), American International Texas Properties, Inc. ("AITP"), Brenham Oil & Gas ("BOG"), and corporate overhead.

YEAR ENDED DECEMBER 31, 2014 VERSUS YEAR ENDED DECEMBER 31, 2013

Net revenues.  Revenues from continuing operations were $33,094 for the year ended December 31, 2014, compared to $50,355 for the year ended December 31, 2013, representing a decrease of $17,261.  Revenues from continuing operations were principally generated from the sale of oil and gas by BOG.  Revenues from discontinued operations were $6,192,119 for the year ended December 31, 2014, compared to $7,107,732 for the year ended December 31, 2013, representing a decrease of $915,613.

Cost of sales and margins.  Cost of sales from continuing operations for the year ended December 31, 2014 was $38,516, compared to $27,221 for the year ended December 31, 2013, representing an increase of $11,295 and was costs incurred in connection with the sale of oil and gas by BOG.  Cost of sales from discontinued operations for the year ended December 31, 2014 was $4,755,694, compared to $5,432,424 for the year ended December 31, 2013, representing a decrease of $676,730.

Selling, general and administrative.  Selling, general and administrative expenses from continuing operations for the year ended December 31, 2014 were $1,837,541, compared to $1,572,345 in the prior year, representing an increase of $265,196 or 17%.  Selling, general and administrative expenses from discontinued operations for the year ended December 31, 2014 were $2,077,058, compared to $2,001,801 in the prior year, representing an increase of $75,257 or 4%.  Selling, general and administrative expenses from continuing operations for the years ended December 31, 2014 and 2013 included non-cash stock-based compensation of $224,300 and $342,880, respectively.

Loss on sale of assets.  Gain on sale of assets from continuing operations for the year ended December 31, 2014 was $1,447,297, compared to a loss on the sale of assets of $103,174 for the year ended December 31, 2013. During the year ended December 31, 2014, AITP sold its 174 acres in Waller County, Texas, which closed on July 25, 2014, for a total of $3,350,018, comprised of a $2,000,000 note receivable, which was paid in full in January 2015, and $1,131,630 of cash proceeds, resulting in a gain on sale of assets for the year ended December 31, 2014 of $1,447,564.  During the years ended December 31, 2014 and 2013, the Company sold Dawn Condominium units and incurred losses of $21,079 and $103,174, respectively.   During the year ending December 31, 2014, the Company sold two lots in Galveston, Texas and recorded a gain of $20,812.

Loss from operations.  We had an operating loss of $1,043,274 from continuing operations for the year ended December 31, 2014, compared to $1,695,385 for the year ended December 31, 2013.  We had an operating loss of $1,022,020 from discontinued operations for the year ended December 31, 2014, compared to $326,493 for the year ended December 31, 2013.

Total other income/expenses.  Other expenses from continuing operations were $124,917 for the year ended December 31, 2014, compared to other income of $217,066 for the year ended December 31, 2013.  Other expenses from discontinued operations were $182,435 for the year ended December 31, 2014, compared to $242,620 for the year ended December 31, 2013.  Interest expense from continuing operations was $77,064 during the year ended December 31, 2014, compared to $63,176 during the same period in the prior year.  Interest expense from discontinued operations was $175,445 during the year ended December 31, 2014, compared to $183,631 during the same period in the prior year.

Net loss.  We had a net loss from continuing operations of $1,318,191, or $0.57 loss per share, for the year ended December 31, 2014, compared to a net loss of $1,497,960, or $0.80 loss per share, for the year ended December 31, 2013.  We had a net loss from discontinued operations of $1,204,455, or $0.52 loss per share, for the year ended December 31, 2014, compared to a net loss of $569,113, or $0.30 loss per share, for the year ended December 31, 2013.  Discontinued operations for the year ended December 31, 2014 included a one-time impairment of goodwill totaling $419,741 related to goodwill, inventories, and accounts receivable.

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

Cash flow from operations – continuing operations.  Net cash used in operating activities from continuing operations was $2,220,548 for the year ended December 31, 2014, compared to $1,915,127 for the year ended December 31, 2013. Net cash used in operating activities for the year ended December 31, 2014 was derived from our net loss, which included stock-based compensation of $224,300, impairment of real estate held for sale of $797,608, realized loss on the sale of trading securities of $267,014, and unrealized losses on trading securities of $222,626.  Our net loss from continuing operations for the year ended December 31, 2014 included a gain on the sale of assets of $1,447,297, compared to a loss of $103,174 for the year ended December 31, 2013.

Cash flow from operations – discontinued operations.  Net cash used in operating activities from discontinued operations was $622,141 for the year ended December 31, 2014, compared to net cash provided by operations of $788,071 for the year ended December 31, 2013.

Cash flow from investing activities – continuing operations.  Our investing activities from continuing operations provided cash of $1,132,147 during the year ended December 31, 2014, primarily as a result of proceeds from the sale of trading securities of $3,643,414, and proceeds from sale of real estate of $1,327,519, offset by the purchase of trading securities of $3,656,261. For the year ended December 31, 2013, our investing activities provided cash of $1,146,504, primarily as a result of proceeds from the sale of trading securities of 3,374,885 and proceeds from notes receivable of 848,702, offset primarily by the purchase of trading securities of $3,017,917.

Cash flow from investing activities – discontinued operations.  Our investing activities from discontinued operations provided cash of $687,232 for the year ended December 31, 2014. Our investing activities from discontinued operations used cash of $41,005 during the year ended December 31, 2013.

Cash flow from financing activities – continuing operations.  During the year ended December 31, 2014, our financing activities from continuing operations used cash of $788,631, primarily as a result of payments on debt of $1,223,839, offset primarily by net borrowing under line of credit agreements of 450,000 and proceeds from the issuance of debt of $450,000. Our financing activities used cash of $74,470 during the year ended December 31, 2013, primarily as a result of proceeds from sale of common stock of subsidiary of $200,000, offset by payments on debt of $162,000, and payments for the acquisition of treasury stock of $159,110.

Cash flow from financing activities – discontinued operations.  During the year ended December 31, 2014, our financing activities from discontinued operations provided cash of $1,515,051. Our financing activities from discontinued operations used cash of $331,085 during the year ended December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American International Industries, Inc.

Kemah, Texas

We have audited the accompanying consolidated balance sheets of American International Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American International Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2015

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$373,482	$670,372
Accounts receivable from related parties	-	498
Other current assets	8,144	5,754
Short-term notes receivable	-	32,000
Current portion of long-term notes receivable	2,346,053	42,821
Real estate held for sale	6,413,635	8,421,465
Current assets of discontinued operations	2,096,841	2,932,463
Total current assets	11,238,155	12,105,373

Long-term notes receivable, less current portion	485,690	814,397
Oil and gas properties, costs subject to amortization	87,541	91,573
Oil and gas properties, costs not subject to amortization	341,900	91,900
Property and equipment, net of accumulated depreciation	25,415	27,188
Marketable securities – available for sale	63,250	8,000
Other assets	4,005	4,005
Long-term assets of discontinued operations	409,194	1,579,962
Total assets	$12,655,150	$14,722,398

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$1,232,104	$392,108
Accounts payable to related parties	235,124	133,312
Short-term notes payable	131,081	200,000
Current portion of long-term debt	241,902	1,153,000
Current portion of long-term debt to related party	66,667	-
Current liabilities of discontinued operations	792,395	3,198,492
Total current liabilities	2,699,273	5,076,912

Asset retirement obligations	5,621	6,702
Long-term debt, less current portion	454,286	-
Long-term debt to related party, less current portion	233,333	-
Long-term liabilities of discontinued operations	2,013,640	350,818
Total liabilities	5,406,153	5,434,432

Commitments and contingencies

Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 shares authorized;
2,423,986 and 2,138,986 shares issued, respectively and
2,418,948 and 2,133,948 shares outstanding, respectively	2,424	2,139
Less: treasury stock, at cost; 265,175 and 259,393 shares, respectively	(1,155,084)	(1,210,917)
Additional paid-in capital	39,150,266	38,777,125
Accumulated deficit	(29,396,383)	(26,981,161)
Accumulated other comprehensive loss	(1,341,750)	(1,397,000)
Total equity attributable to American International Industries, Inc.	7,259,474	9,190,187
Non-controlling interest	(10,477)	97,779
Total equity	7,248,997	9,287,966
Total liabilities and equity	$12,655,150	$14,722,398

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2014	2013

Revenues	$33,094	$50,355

Costs and expenses:
Cost of revenues	38,516	27,221
Selling, general and administrative	1,837,541	1,572,345
Impairment of real estate held for sale	797,608	43,000
Total costs and expenses	2,673,665	1,642,566

Gain (loss) on sale of assets	1,447,297	(103,174)

Operating loss	(1,193,274)	(1,695,385)

Other income (expenses):
Interest and dividend income	69,506	59,553
Realized gains (losses) on the sale of trading securities, net	(267,014)	252,143
Unrealized losses on trading securities, net	(222,626)	(48,416)
Interest expense	(77,064)	(63,176)
Other income	372,281	16,962
Total other income (expense)	(124,917)	217,066

Loss before income tax	(1,318,191)	(1,478,319)
Income tax expense	-	19,641
Net loss from continuing operations	(1,318,191)	(1,497,960)
Net loss from discontinued operations, net of income taxes	(1,204,455)	(569,113)

Net loss	(2,522,646)	(2,067,073)
Net loss attributable to the non-controlling interest	107,424	282,392
Net loss attributable to American International Industries, Inc.	$(2,415,222)	$(1,784,681)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.57)	$(0.80)
Loss from discontinued operations	$(0.52)	$(0.30)
Net loss per share	$(1.09)	$(1.10)
Weighted average common shares outstanding - basic and diluted	2,311,141	1,871,949

Comprehensive income (loss):
Net loss	$(2,522,646)	$(2,067,073)
Unrealized gain (loss) on marketable securities	55,250	(57,000)
Total comprehensive loss	(2,467,396)	(2,124,073)
Comprehensive loss attributable to the non-controlling interest	107,424	282,407
Comprehensive loss attributable to American International Industries, Inc. shareholders	$(2,359,972)	$(1,841,666)

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

										Accumulated
					Additional	Stock			Non-	Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury	Controlling	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Interest	Loss	Total
Balance at January 1, 2013	1,000	$1	1,619,714	$1,620	$38,088,576	$(72,000)	$(25,196,480)	$(851,807)	$198,114	$(1,340,000)	$10,828,024
Stock-based compensation	-	-	21,000	21	26,859	-	-	-	-	-	26,880
Cash received from related party for stock subscriptions	-	-	-	-	(16,500)	72,000	-	-	-	-	55,500
Common shares issued to related party for acquisition of real estate	-	-	300,000	300	359,700	-	-	-	-	-	360,000
Common shares issued for acquisition of oil and gas property	-	-	200,000	200	167,740	-	-	-	148,060	-	316,000
Conversion of BOG payable owed to AMIN to equity	-	-	-	-	(125,181)	-	-	-	125,181	-	-
Cancellation of shares	-	-	(1,728)	(2)	(2,211)	-	-	-	-	-	(2,213)
BOG shares sold for cash	-	-	-	-	111,627	-	-	-	88,373	-	200,000
BOG treasury shares purchased	-	-	-	-	(556)	-	-	-	(486)	-	(1,042)
Acquisition of treasury shares	-	-	-	-	-	-	-	(159,110)	-	-	(159,110)
Obligation to purchase treasury stock	-	-	-	-	-	-	-	(200,000)	-	-	(200,000)
Change in equity investment ownership	-	-	-	-	179,071	-	-	-	(179,071)	-	-
Purchase of VOMF interest in AMIH	-	-	-	-	(12,000)	-	-	-	-	-	(12,000)
Unrealized loss on marketable securities	-	-	-	-	-	-	-	-	-	(57,000)	(57,000)
Net loss	-	-	-	-	-	-	(1,784,681)	-	(282,392)	-	(2,067,073)
Balance at December 31, 2013	1,000	$1	2,138,986	$2,139	$38,777,125	$-	$(26,981,161)	$(1,210,917)	$97,779	$(1,397,000)	$9,287,966
Stock-based compensation	-	-	165,000	165	224,135	-	-	-	-	-	224,300
Common shares issued to related party for acquisition of real estate	-	-	120,000	120	149,880	-	-	-	-	-	150,000
BOG treasury shares purchased	-	-	-	-	(874)	-	-	-	(832)	-	(1,706)
Acquisition of treasury shares	-	-	-	-	-	-	-	(13,086)	-	-	(13,086)
Obligation to purchase treasury stock	-	-	-	-	-	-	-	68,919	-	-	68,919
Unrealized gain on marketable securities	-	-	-	-	-	-	-	-	-	55,250	55,250
Net loss	-	-	-	-	-	-	(2,415,222)	-	(107,424)	-	(2,522,646)
Balance at December 31, 2014	1,000	$1	2,423,986	$2,424	$39,150,266	$-	$(29,396,383)	$(1,155,084)	$(10,477)	$(1,341,750)	$7,248,997

See accompanying notes to the consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,522,646)	$(2,067,073)
Less: net loss from discontinued operations	(1,204,455)	(569,113)
Net loss from continuing operations	(1,318,191)	(1,497,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,724	4,402
Stock-based compensation	224,300	342,880
Impairment of real estate held for sale	797,608	43,000
(Gain) loss on sale of assets	(1,447,297)	103,174
Realized (gain) loss on sale of trading securities, net	267,014	(252,143)
Unrealized loss on trading securities, net	222,626	48,416
Change in operating assets and liabilities:
Other current assets	(1,892)	78,570
Accounts payable – related parties	101,812	131,100
Accounts payable and accrued expenses	133,203	(350,638)
Net cash used in operating activities from continuing operations	(2,220,548)	(1,915,127)
Net cash provided by (used in) operating activities from discontinued operations	(622,141)	788,071
Net cash used in operating activities	(2,842,689)	(1,127,056)

Cash flows from investing activities:
Purchase of trading securities	(3,656,261)	(3,017,917)
Sale of trading securities	3,643,414	3,374,885
Purchase of oil and gas properties	(20,000)	(157,500)
Purchase of VOMF interest in AMIH	-	(12,000)
Proceeds from sale of real estate	1,327,519	160,334
Purchase of land	(220,000)	-
Issuance of notes receivable	-	(50,000)
Proceeds from notes receivable	57,475	848,702
Net cash provided by investing activities from continuing operations	1,132,147	1,146,504
Net cash provided by investing activities from discontinued operations	687,232	41,005
Net cash provided by investing activities	1,819,379	1,187,509

Cash flows from financing activities:
Proceeds from sale of common stock of subsidiary	-	200,000
Net borrowings under notes payable	450,000	-
Proceeds from stock subscription receivable	-	55,500
Principal payments on debt	(1,223,839)	(162,000)
Loans to related parties	-	(7,818)
Payments for acquisition of treasury stock of subsidiary	(1,706)	(1,042)
Payments for acquisition of treasury stock	(13,086)	(159,110)
Net cash used in financing activities from continuing operations	(788,631)	(74,470)
Net cash provided by (used in) financing activities from discontinued operations	1,515,051	(331,085)
Net cash (used in) provided by financing activities	726,420	(405,555)

Net increase (decrease) in cash and cash equivalents	(296,890)	(345,102)
Cash and cash equivalents at beginning of year	670,372	1,015,474
Cash and cash equivalents at end of year	$373,482	$670,372
Supplemental cash flow information:
Interest paid	$-	$189,369
Income taxes paid	$6,660	$3,149

Non-cash investing and financing transactions:
Unrealized gain (loss) on marketable securities	$55,250	$(57,000)
Conversion of BOG payable owed to AMIN to equity	$-	$125,181
Adjustment to non-controlling interest in AMIH and BOG	$-	$179,071
Conversion of related party note receivable for real estate	$-	$181,000
Receipt of AMIH common shares for stock subscription receivable	$-	$16,500
Reclassification of real estate held for sale from property and equipment	$-	$1,155,359
Capitalized asset retirement obligations	$2,052	$6,055
Stock and note issued to related party for acquisition of real estate	$450,000	$360,000
Obligation to purchase treasury stock	$68,919	$200,000
Accrued oil and gas property acquisition	$-	$13,500
Accrued interest income converted to note receivable	$-	$23,700
Real estate sold for note receivable	$2,000,000	$-
Unpaid portion of Inez oil and gas property acquisition	$230,000	$-

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

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries Northeastern Plastics, Inc. ("NPI") and American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), in which American holds a 93.2% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 51.0% interest.  All significant intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations

In accordance with Accounting Standards Codification (ASC) 205-20, Presentation of Financial Statements-Discontinued Operations, American reported the results of its NPI operations as a discontinued operation.

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

Costs of oil and gas properties are amortized using the units of production method under this method.  Depletion expense calculated per equivalent physical unit of production amounted to $0.44 per barrel of oil equivalent for the year ended December 31, 2014.

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended December 31, 2014 and 2013, no impairment of oil and gas properties was recorded.

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

If the carrying amount of a reporting unit exceeds its fair value, we measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. At December 31, 2014 and 2013, American completed its annual impairment testing of goodwill. As of December 31, 2014, the Company determined its NPI goodwill was impaired, and recorded an impairment to write down goodwill to its estimated net realizable value of 254,798.

Revenue Recognition

Revenue is recognized when the earnings process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. NPI had purchase orders for all sales, of which many of the items are requested to be container shipped and shipped directly to the end users. All sales were recorded when the inventory items are shipped. Taxes assessed by a governmental authority that were incurred as a result of a revenue transaction are not included in revenues. NPI had no significant sales returns or allowances.

BOG generally sells crude oil and natural gas under short-term agreements at prevailing market prices. In some cases (e.g., natural gas), products may be sold under long-term agreements, with periodic price adjustments. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured.

Revenues from the production of natural gas properties in which BOG has an interest with other producers are recognized on the basis of BOG’s net working interest. Differences between actual production and net working interest volumes are not significant.

Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges measured at the book value of the item sold.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of December 31, 2014, American had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2014 and 2013, the Company had no potential dilutive securities.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts.  The interest rates payable by American on its notes payable approximate market rates.  The fair values of American's Level 1 financial assets, trading securities and marketable securities - available for sale that primarily include shares of common stock in various companies, are based on quoted market prices of the identical underlying security. As of December 31, 2014 and 2013, American did not have any significant Level 2 or 3 financial assets or liabilities.

The following tables provide fair value measurement information for American's trading securities and marketable securities - available for sale:

As of December 31, 2014
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ -	$ -	$ -	$ -	$ -
Marketable Securities available for sale	$ 63,250	$ 63,250	$ 63,250	$ -	$ -

As of December 31, 2013
Fair Value Measurements Using:
Carrying Amount		Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading Securities	$ -	$ -	$ -	$ -	$ -
Marketable Securities - available for sale	$ 8,000	$ 8,000	$ 8,000	$ -	$ -

Subsequent Events

American has evaluated all transactions from December 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In May 2014, the FASB issued an ASU addressing recognition of revenue from contracts with customers. When adopted, this guidance will supersede current revenue recognition rules currently followed by the Company. The core principle of the new ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides five steps for an entity to apply in recognizing revenue, including: (1) identify the customer contract; (2) identify the contractual performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the contractual performance obligations; and (5) recognize revenue when the performance obligation is satisfied. The new ASU also requires additional disclosures regarding significant contracts with customers. The new ASU will be effective for the Company on January 1, 2017, and early adoption is not permitted. For transition purposes, the new ASU permits either (a) a retrospective application to all years presented, or (b) an alternative transition method whereby the new guidance is only applied to contracts not completed at the date of initial application. The vast majority of the Company’s revenue is recognized when oil and natural gas produced by the Company is delivered and legal ownership of these products has transferred to the purchaser. Based on the Company’s present understanding, the accounting for oil and gas sales revenue is not expected to be significantly altered by the new ASU. The Company has not yet selected which transition method it will use.

In August 2014, the FASB issued an ASU requiring, when applicable, disclosures regarding uncertainties about an entity’s ability to continue as a going concern.  During the preparation of quarterly and annual financial statements, management should evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If this evaluation indicates that it is probable that an entity will be unable to meet its obligations when they become due within one year of the financial statement issuance date, management must evaluate whether its mitigation plans will alleviate the substantial doubt of continuing as a going concern. If substantial doubt exists, regardless of whether the mitigation plan alleviates the concern, additional disclosures are required in the financial statements addressing the conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s mitigation plans. This new guidance will become effective for the Company for all reporting periods beginning in 2016. Early application is permitted. The Company’s management currently does not expect that this new guidance will have a significant effect on its consolidated financial statements when adopted.

Note 2 - Discontinued Operations

During the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI.  The Company’s board of directors decided that it was in the best interest of the Company to sell NPI due to substantial losses incurred by NPI.  As a result, the Company has identified the assets and liabilities of the NPI subsidiary as assets and liabilities of discontinued operations at December 31, 2014, and has segregated its operating results and presented them separately as a discontinued operation for all periods presented.

The summarized operating results for discontinued operations is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues	$6,192,119	$7,107,732
Cost of revenues	(4,755,694)	(5,432,424)
Selling, general and administrative	(2,038,704)	(2,001,801)
Impairment of assets	(419,741)	-
Total costs and expenses	(7,214,139)	(7,434,225)
Operating loss	(1,022,020)	(326,493)
Other income (expenses):
Interest income	-	5,526
Interest expense	(175,445)	(183,631)
Income tax expense	(6,990)	(8,302)
Other expense	-	(56,213)
Total other expenses	(182,435)	(242,620)
Loss from discontinued operations	$(1,204,455)	$(569,113)

Summary of assets and liabilities of discontinued operations is as follows:

	December 31, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$52,295	$45,200
Accounts receivable, net	531,604	1,359,706
Inventories, net	1,473,363	1,495,030
Other current assets	39,579	32,527
Total current assets of discontinued operations	$2,096,841	$2,932,463

Non-current assets
Property and equipment, net	$10,113	$744,540
Patents, trademarks and tooling, net	144,283	160,883
Goodwill	254,798	674,539
Total non-current assets of discontinued operations	$409,194	$1,579,962

Current liabilities
Accounts payable and accrued expenses	$792,395	$539,215
Note payable	-	1,341,243
Line of credit	-	1,318,034
Total current liabilities of discontinued operations	$792,395	$3,198,492

Long-term liabilities
Long-term debt	$1,512,542	314,469
Deferred revenue	464,798	-
Other	36,300	36,349
Total long-term liabilities of discontinued operations	$2,013,640	$350,818

The Company reviews its goodwill for impairment on an annual basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. As of December 31, 2014, the Company determined its NPI goodwill of $674,539 was impaired, and recorded an impairment to write down goodwill to its estimated net realizable value of 254,798. As a result, the Company recorded a one-time impairment of assets totaling $419,741, which is included in the loss from discontinued operations.

The long-term debt of NPI of $1,512,542 is guaranteed by the Company.  See Note 9.

On March 6, 2014, NPI, Inc. sold its office warehouse property, a 32,000 sq. ft. office warehouse facility on I-59 in Houston, Texas, to a third party. The property was sold for $1,325,000 in cash. NPI paid selling expenses of $108,314 and received cash proceeds of $1,183,101. The basis in the property and equipment sold was $727,320 on the date of the sale. Because NPI immediately leased back the warehouse from the seller upon closing, the transaction was accounted for as a sales leaseback transaction, pursuant to guidance in ASC 840, Leases. NPI recorded deferred income of $489,366 initially would be amortized to rent expense over the life of the lease. At December 31, 2014, the balance of deferred revenue is $464,798.  The lease term is 10 years and annual base rent is $121,500, and then increases by 2% each year over the 10 year life of the lease. Daniel Dror, Chairman and CEO of American, is a personal guarantor of the lease.

Note 3 - Trading Securities and Marketable Securities - Available for Sale

Investments in equity securities primarily include shares of common stock in various companies that are bought and held principally for the purpose of selling them in the near term with the objective of generating profits on short-term differences in price. These investments are classified as trading securities and, accordingly, any unrealized changes in market values are recognized in the consolidated statements of operations. For the years ended December 31, 2014 and 2013, American had net unrealized trading losses of $222,626 and net unrealized trading losses of $48,416, respectively, related to securities held on those dates.  American recorded net realized losses of $267,014 and net realized gains of $252,143 for the years ended December 31, 2014 and 2013, respectively.

On June 21, 2010, American received as compensation for consulting services 1,000,000 restricted shares of E-Qure Corporation (“EQUR”) (formerly ADB International Group, Inc. ("ADBI")) common stock valued at $1,370,000, based on the closing market price of $1.37 per share on that date.  On December 8, 2010, American purchased an additional 300,000 shares for $35,000. This investment is classified as marketable securities - available for sale and, accordingly, any unrealized changes in market values are recognized as other comprehensive loss.  At December 31, 2014 and 2013, this investment was valued at $63,250 (post-1 for 100 stock split), and $8,000, respectively, based on the closing market price of $1.50 and $0.05, respectively, per share on those dates.  American recognized other comprehensive losses of $55,250 for the year ended December 31, 2014, and other comprehensive losses of $57,000 for the year ended December 31, 2013 for the unrealized changes in market values for this investment.

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

Note 4 - Notes Receivable

Short-term notes receivable consisted of the following:

	December 31, 2014	December 31, 2013
Unsecured note receivable, interest at 5%	$-	$32,000

Long-term notes receivables consisted of the following:

	December 31, 2014	December 31, 2013
Unsecured note receivable for sale of a former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$281,073	$281,073
First lien note receivable due in monthly payments of $8,333, including interest at 5%, principal due on or before August 25, 2016 (b)	2,000,000	-
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (c)	570,193	595,668
Total notes receivable	2,851,266	876,741
Reserve due to uncertainty of collectability	(19,523)	(19,523)
Subtotal	2,831,743	857,218
Less: current portion	(2,346,053)	(42,821)
Long-term notes receivable	$485,690	$814,397

(a) Sale of Marald, Inc., principal and interest due monthly through June 1, 2022.  The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007.  In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above.  Since April 2013, no payments have been received on this note.  American has filed a lawsuit for the total amount owed plus interest and attorney’s fees.  The Company believes this receivable is fully collectible, but has classified the receivable as long-term at December 31, 2014.

(b) First lien note receivable due August 25, 2016.  AITP sold its 174 acres in Waller County, Texas, which closed on July, 25, 2014.  In connection with the close, the Company entered into a promissory note receivable with the purchaser of the aforementioned property for $2,000,000.  This receivable was paid in full in January 2015.

(c) Unsecured note receivable due April 1, 2018.  This note was issued for $601,300.  This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB.  In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums.  On September 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10.  On April 1, 2013, American and Shell executed a $620,000 note agreement whereby Shell will make monthly payments in the amount of $5,000, beginning May 1, 2013, with a balloon payment for the remaining amount owed due on or before April 1, 2018.

At December 31, 2014, American has reserved a total of $19,523 on all notes receivable in the aggregate due to uncertainty of collectability.  American believes this reserve remains appropriate at December 31, 2014.

Interest income on notes receivable is recognized principally by the simple interest method.  During the years ended December 31, 2014 and 2013, American recognized interest income of $69,506 and $59,553, respectively, on the notes receivable.

Note 5 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	December 31, 2014	December 31, 2013
65 acres in Galveston County, Texas	$520,382	$520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Two residential lots in Galveston County, Texas (a)	-	95,861
Dawn Condominium units on the waterfront in Galveston, Texas; 6 and 7 units as of December 31, 2014 and December 31, 2013, respectively (b)	788,033	888,328
96 acres - vacant commercial use land in Galveston County, Texas (c)	1,211,000	541,000
22 acres - vacant mixed use land in Houston, Texas (d)	1,661,656	2,459,264
31 acres - vacant mixed use land in Houston, Texas (e)	1,772,564	1,772,564
174 acres in Waller County, Texas (f)	-	1,684,066
	$6,413,635	$8,421,465

(a) Two residential lots in Galveston County, Texas - AITP sold its two residential lots in Galveston County, Texas, which closed on September 30, 2014, for total cash proceeds of $133,673, resulting in a total gain on sale of assets of $20,812.

(b) Dawn Condominium units on the waterfront in Galveston, Texas - During the year ended December 31, 2014, one Dawn Condominium unit was sold for a total of $79,216, resulting in a total loss on sale of assets of $21,079.

(c) 96 acres - vacant commercial use land in Galveston County, Texas - On June 2, 2014, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase the remaining 50% interest in 96 acres in Galveston, Texas for $220,000 in cash, a $300,000 five-year promissory note, and 120,000 shares of common stock valued at $150,000.

(d) 22 acres - vacant mixed use land in Houston, Texas - On December 31, 2014, NPI transferred its 17-acre tract of land to AITP’s existing 5-acre tract, resulting in a total 22 acre-tract balance.  Subsequent to year-end, the Company sold this land for $1,750,000 (excluding costs of the transaction).  During 2014, the Company recorded a $797,608 impairment to write down the land to its estimated net realizable value.

(e) 31 acres - vacant mixed use land in Houston, Texas - During 2013, the Company recorded a $43,000 impairment to write down the land to its estimated net realizable value.

(f) 174 acres in Waller County, Texas - AITP sold its 174 acres in Waller County, Texas, which closed on July 25, 2014, for a total of $3,350,018, comprised of a $2,000,000 note receivable and $1,350,018 of cash proceeds, resulting in a gain on sale of assets for the year ended December 31, 2014 of $1,447,564.

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

Note 6 - Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the years ended December 31, 2014 and 2013, depletion of oil and gas properties of $1,980 and $1,982, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, we performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the years ended December 31, 2014 and 2013, no impairment of oil and gas properties was recorded.

Below are the components of oil and gas properties balance:

	As of December 30, 2014	As of December 31, 2013
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospect (e)	250,000	-
Capitalized asset retirement costs	4,003	6,055
Total oil and gas properties	433,403	185,455
Accumulated depletion	(3,962)	(1,982)
Net capitalized costs	$429,441	$183,473

a) Royalty interest in 24 acres in Washington County, Texas - BOG has an oil and gas mineral royalty interest, covering a twenty-four acre tract of land located in Washington County, Texas, which is carried on the balance sheet at $0. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises. Royalties on the minerals produced are currently incidental and paid to BOG as follows: (i) for oil and other liquid hydrocarbons, and (ii) for gas (including casing-head gas); the royalty is one-ninth of the net proceeds realized by Anadarko Petroleum Corporation on the sale thereof, less a proportionate part of ad valorem taxes and production, severance, or other excise taxes. In addition, BOG is entitled to shut-in royalties of $1 per acre of land for every ninety-day period within which one or more of the wells in leased premises, or lands pooled therewith, are capable of producing paying quantities, but such wells are either shut-in or production is not being sold.

b) Royalty interest in 700 acres in the Permian Basin - On July 22, 2011, BOG entered into an Asset Purchase and Sale Agreement with Doug Pedrie, Davis Pedrie Associates, LLC and Energex Oil, Inc. (“Sellers”), pursuant to which BOG acquired 700 acres of unproved property located in the Permian Basin near Abilene, Texas. The agreement provided for the Sellers to complete all oil lease assignments by August 15, 2011. The purchase consideration for the acquisition is the issuance to Sellers of 2,000,000 restricted common shares of BOG, valued at $8,400, with an additional 2,000,000 restricted common shares to be issued contingent upon realization of certain production targets in 2012. On March 8, 2012, this agreement was rescinded and replaced with an agreement that in consideration for the BOG share issuance; BOG has a 2.5% overriding royalty interest in all of the leases associated with this property and any properties acquired or renewed in the future within a ten-mile radius. In addition, the contingency to issue additional shares was removed.

c) 10% working interest in the Pierce Junction Field - On March 12, 2013, BOG entered into an agreement with an effective date of January 1, 2013, to purchase a 10% working interest in the Pierce Junction Field for $50,000 cash and a $70,000 non-interest bearing note payable due on August 31, 2013. On May 30, 2013, the holder of this note payable accepted $37,500 as full payment and BOG recorded $32,500 as a reduction in the value of the oil and gas property due to the decrease in the consideration given to acquire it.

d) Lease of 394 acres in the Gillock Field - BOG leased 394 acres in Galveston County for the acquisition of 100% working interest in the Gillock Field from Kemah Development Texas, L.P. (“KDT”) and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 (recorded as accounts payable – related parties in the consolidated balance sheet as of December 31, 2014 and 2013) and 200,000 shares of American restricted common stock. BOG issued 3,326,316 shares of BOG restricted common stock to American as payment in full for the 200,000 shares issued by American on BOG’s behalf. In 2002, KDT paid $1,175,000 for the original 437 acres and the mineral rights to 394 acres. However, KDT assigned no value to the mineral rights. Due to the related parties having no basis in the mineral rights, BOG expensed the costs associated with the transaction, which totaled $447,100 and consisted of i) $316,000 of stock-based compensation calculated at the grant date fair value of the 3,326,316 shares of BOG common stock issued to American (which equaled the grant date fair value of the common stock American issued to KDT and the Daniel Dror II Trust) and ii) the $131,100 related party payable.

e) Lease of 332 acres in the Inez Prospect - On January 8, 2014, BOG entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, BOG and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, BOG has agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the year ended December 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at December 31, 2014. Exploration has not yet commenced.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2014	December 31, 2013
Building and improvements	20	$38,975	$38,975
Machinery and equipment	7-15	2,035	2,035
Office equipment and furniture	7	101,467	101,467
Total		142,477	142,477
Less accumulated depreciation		(117,062)	(115,289)
Net property and equipment		$25,415	$27,188

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,773 and $1,773, respectively.

Note 8 - Debt

Debt consisted of the following:

	December 31, 2014	December 31, 2013
Note payable to a bank, due in monthly installments, including interest at 7.25% with a principal balance due on February 22, 2019, secured by real property. (a) (b) (d)	$ 317,027	$ 1,341,243
Note payable to a bank, due in quarterly payments of interest only, with interest at 5%. This note is paid in full.	-	1,150,000

Note payable, due in monthly payments of $1,000, with interest at 4%. This note is paid in full.	-	3,000
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in February 2017, secured by the Company’s real property. (a) (c)	229,960	-
Note payable, non-interest bearing, which was issued in exchange for shares to be purchased by the Company, secured by 17,940 shares of the Company not delivered as of December 31, 2014, the Company has entered into an escrow agreement to resolve payment of this amount	131,081	200,000
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in June 30, 2017, secured by the Company’s real property. (a)	149,201	-

Subtotal	827,269	2,694,243
Less current portion	(372,983)	(2,694,243)
Total	$ 454,286	$ -

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

(d) On December 31, 2014, the Company transferred the note payable balance from NPI to AITP.

Interest expense for years ended December 31, 2014 and 2013 was $77,064 and $63,176, respectively.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s inventory, accounts receivable, property and equipment and is guaranteed by American.

Note 9 - Commitments and Contingencies

Legal

American  International Industries, Inc. v. Juan Carlos Martinez. In 2002 American acquired 100% of Marald, Inc. from Juan Carlos Martinez. Mr. Martinez continued as an employee and President of Marald. A few months after the acquisition date, Mr. Martinez notified American that he would resign and demanded that Marald be sold back to him. American sold Marald to Mr. Martinez for $225,000 and two 10 year promissory notes for $300,000. In October 2007, no payments had been made, causing the notes to go into default. In May 2010, American agreed to cancel the notes in exchange for a new $300,000 personal note with Mr. Martinez. During 2013, the note entered into default status due to non-payment. Under the terms of the note, American accelerated the maturity with the entire unpaid principal balance plus all interest at a default rate of 18% is immediately due and payable. American has filed a lawsuit for the total amount owed plus interest and attorney’s fees.  The Company believes this $281,073 receivable is fully collectible, but has classified the receivable as long-term at December 31, 2014.

American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky.  On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, and Maria Wolinsky, whereby American purchased the Wolinskys’ 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing promissory note of $200,000 (the “Note”), partially secured by American shares of common stock and by the guarantee of Daniel Dror, American’s Chief Executive Officer, due on September 30, 2014.  A related treasury stock obligation in the amount of $200,000 was recorded.  Under the terms of the Note, at American’s option, it may instruct the Wolinskys to sell all or a portion of the shares in the open market, or to American, or to Mr. Dror, and apply the proceeds from such sales to any balance owed under the Note.  In the event that the Wolinskys sell the shares for more than $200,000, the Wolinskys are required to return any portion of the unsold shares back to American and any proceeds over $200,000.  The Note provides that the Wolinskys’ sole remedy under the Note is to sue for the balance of the Note in arbitration.

As of December 31, 2013, 26,000 shares had been returned to the Company.  During 2014, 45,600 shares of American’s common stock were sold for cash of $68,919 as consideration for the Note, and an offset to the treasury stock obligation was recorded, resulting in a Note balance and treasury stock obligation of $131,081.  On September 19, 2014, the remaining balance of the original $200,000 Note was $131,081.  Mr. Dror. requested of the Wolinskys to deliver 17,940 shares of  American’s common stock to the Company’s brokerage account at Raymond James for a payment of $31,000 in order to reduce the $131,081 Note balance to $100,081.  The Wolinskys failed to comply with the request.  The remaining balance of the Note was due on September 30, 2014.  The Wolinskys filed a claim in arbitration court on October 1, 2014 alleging breach of the Note by American and Dror.  Also during 2014, American offered the Wolinskys a cash payment in the amount of $131,081 to settle all obligations in full.  However, the offer was declined by the Wolinskys, and the Wolinskys filed two new claims against American and Daniel Dror in two new District Courts of Harris County, Texas, alleging tort claims related to the Note.  By refusing to tender the remaining shares to Raymond James and by filing the claims in State Court, American and Dror believe the Wolinskys have violated the original agreement, thereby excusing American’s performance on the Note and also resulting in damages to American.  American filed a motion to dismiss under the Texans Citizen’s Participation Act, commonly referred to as Anti-“SLAPP” (Strategic Lawsuit Against Public Participation) statutes in the State Court actions, and Wolinsky subsequently dismissed both claims in the State District Courts.  The Wolinskys then added these tort claims in the arbitration.  American and Dror intend to move to dismiss those claims once again based on the SLAPP legislation.  The claims in arbitration are ongoing, and American and Daniel Dror have countersued the Wolinskys for at least $1,000,000 for breach of the original agreement.  The promissory note balance as of December 31, 2014 remained at $131,081.

Contingent liability

During the year ending December 31, 2014, the Company’s subsidiary, NPI, entered into a revolving line of credit agreement secured by the assets of NPI and guaranteed by Daniel Dror and the Company.  The balance owed by NPI under this line of credit was $1,512,542 as of December 31, 2014.  The Company sold NPI subsequent to year-end, but estimates that the Company will have a $300,000 obligation pursuant to its guarantee of the line of credit.  As a result, upon the transfer of the discontinued operations assets and liabilities to the new owner of NPI in January 2015, the Company expects it will record a $300,000 accrued liability for this guarantee obligation.

Note 10 - Capital Stock and Stock Options

Preferred Stock

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

Common Stock

American is authorized to issue up to 50,000,000 shares of Common Stock, $0.001 par value per share, of which 103,680 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO.

During the year ended December 31, 2013, in connection with the Company’s acquisition of 96 acres of land in Galveston, TX from a related party, the Company issued 300,000 shares of American restricted common stock, valued at $360,000.  During the year ending December 31, 2014, the Company issued the related party 120,000 shares valued at $150,000.   See Note 5.

On February 28, 2013, BOG leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock. During the year ended December 31, 2013, BOG issued 3,326,316 shares of BOG restricted common stock to American as payment in full for the 200,000 shares issued by American on BOG’s behalf.

On February 28, 2013, BOG announced that Bryant Mook has been appointed President and Chief Operating Officer.  Pursuant to a stock purchase agreement, during 2013, BOG issued Mr. Mook 11,050,127 shares of BOG common stock in exchange for cash proceeds of $200,000.

On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, and Maria Wolinsky, whereby American purchased the Wolinskys’ 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing promissory note of $200,000 (the “Note”), partially secured by American shares of common stock and by the guarantee of Daniel Dror, American’s Chief Executive Officer, due on September 30, 2014.  A related treasury stock obligation in the amount of $200,000 was recorded.  As of December 31, 2013, 26,000 shares had been returned to the Company.  During 2014, 45,600 shares of American’s common stock were sold for cash of $68,919 as consideration for the Note, and an offset to the treasury stock obligation was recorded, resulting in a Note balance and treasury stock obligation of $131,081.  Under the terms of the Note, at American’s option, it may instruct the Wolinskys to sell all or a portion of the shares in the open market, or to American, or to Mr. Dror, and apply the proceeds from such sales to any balance owed under the Note.  In the event that the Wolinskys sell the shares for more than $200,000, the Wolinskys are required to return any portion of the unsold shares back to American and any proceeds over $200,000.  The Note provides that the Wolinskys’ sole remedy under the Note is to sue for the balance of the Note in arbitration.

During the year ended December 31, 2014, American and its subsidiaries issued the following shares:

American issued 10,000 shares of common stock valued at $17,900 to its CEO as a bonus.

American issued 10,000 shares of common stock valued at $17,900 for consulting services.

American issued 10,000 shares of common stock valued at $17,900 for director fees.

American issued 21,000 shares of common stock valued at $29,400 for legal fees.

                American issued 14,000 shares of common stock valued at $17,200 to employees for bonuses.

American issued 100,000 shares of common stock valued $124,000 to its CEO for being the personal guarantor on

Company loans.

American issued 120,000 shares of common stock valued at $150,000 to a related party for acquisition of real estate.

American repurchased 13,860 shares of its common stock for $13,086 from third parties.

During the year ended December 31, 2013, American and its subsidiaries issued the following shares:

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

American issued 300,000 shares of common stock valued at $360,000 to a related party for acquisition of real estate.

During the year ended December 31, 2013, American and Vision Opportunity Master Fund, Ltd. (“VOMF”) entered into a securities purchase agreement whereby American paid $12,000 in exchange for the 41,768 common shares of AMIH owned by VOMF.

Note 11 - Income Taxes

The components of the income tax provision for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Current:
Federal	$-	$-
State	-	19,641
Total current	-	19,641

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Income taxes associated with discontinued operations	6,990	8,302

Total income tax provision	$6,990	$27,943

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Income tax expense at statutory rate	$ (821,175)	$ (711,624)
Share-based compensation	76,262	7,601
Meals and entertainment	8,389	10,962
Other	125,412	3,247
Change in valuation allowance	611,112	689,814
Texas margin tax	-	19,641
Income taxes associated with discontinued operations	6,990	8,302
	$ 6,990	$ 27,943

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liabilities. Significant components of the deferred tax asset and liability as of December 31, 2014 and December 31, 2013 are set out below:

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carryforward	$ 10,859,716	$ 9,629,569
Loss on discontinued operations	-	-
Impairment	271,187	-
Other	714	-

Total deferred tax assets	11,131,617	9,629,569

Deferred Tax Liabilities:
Tax depreciation in excess of books	-	(329,462)
Unrealized gains	(75,693)	(16,461)
Other	-	-
Total deferred tax liabilities	(75,693)	(345,923)

Valuation allowance	(11,055,924)	(9,283,646)
Net deferred tax asset	$ -	$ -

American has loss carry-forwards totaling $31,940,341 available at December 31, 2014 that may be offset against future taxable income.  If not used, the carry-forwards will expire as follows:

Operating Losses
Amount	Expires
$ 1,552,323	2018
1,462,959	2019
2,086,064	2020
860,006	2022
566,409	2023
1,028,302	2024
1,551,019	2025
73,187	2026
288,855	2027
3,413,803	2028
3,983,570	2029
2,870,592	2030
4,514,678	2031
3,307,401	2032
2,165,551	2033
2,215,622	2034
$ 31,940,341

Note 12 - Related Parties

Acquisition of land from related parties

On July 13, 2012, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase from Daniel Dror II a 50% interest in 96 acres in Galveston, Texas for $1,810,000, of which $181,000 was paid immediately and the remaining $1,629,000 was due at closing.  On January 22, 2013, the terms of the land purchase were amended between the parties, and the Board of Directors of American approved the purchase of a 50% interest in 96 acres in Galveston County from Kemah Development Texas, L.P. (“KDT”), a related party, for an additional 300,000 shares of American restricted common stock, valued at $360,000.  On June 2, 2014, the Company and Daniel Dror II entered into an agreement whereby the Company agreed to purchase the remaining 50% interest in 96 acres in Galveston, Texas for $220,000 in cash, a $300,000 five-year promissory note, and 120,000 shares of common stock valued at $150,000.  Daniel Dror II is the son of Daniel Dror, American’s Chairman, Chief Executive Officer, and President. This property is recorded on the balance sheet as “Real estate held for sale” for $1,211,000 and $541,000 as of December 31, 2014 and 2013, respectively.

Accounts payable to related parties

On February 28, 2013, BOG leased 394 acres in Galveston County for the acquisition of mineral rights for the Gillock Field from KDT and Daniel Dror II Trust of 2012 for $300 per acre, or $131,100 and 200,000 shares of American restricted common stock. BOG issued 3,326,316 shares of BOG restricted common stock to American as payment in full for the 200,000 shares issued by American on BOG’s behalf.  The $131,100 is payable to KDT on or before December 30, 2015.

Cash advances

During the year ended December 31, 2014, certain related party entities or individuals advanced the Company amounts for working capital purposes.  Dror Charitable Foundation for the Arts advanced the Company $14,024 during the year, KDT advanced the Company $30,000 during the year, and Gabriela Dror, the wife of Daniel Dror, advanced the Company $60,000 during the year.  These cash advances are non-interest bearing.

In addition, as of December 31, 2014 and 2013, the Company owed other amounts to related parties of $0 and $2,212, respectively.

Note 13 - Segment Information

American International Industries, Inc. is a holding company and has the following reporting segments:

American International Holdings Corp. (“AMIH”) - a 93.2% owned subsidiary, is a non-operating company.

American International Texas Properties, Inc. ("AITP") - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

Brenham Oil & Gas ("BOG") - a 51.0% owned subsidiary that currently owns oil and gas properties. Through BOG, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, and identifiable assets were as follows:

	For the Year Ended December 31,
	2014	2013
Revenues:
BOG	$33,094	36,483
AITP	-	13,872
Total revenues	$33,094	$50,355

Operating income (loss) from continuing operations:
AMIH	$(134,368)	$(170,439)
AITP	790,213	(197,980)
BOG	(201,781)	(621,847)
Corporate	(1,647,338)	(270,987)
Operating loss from continuing operations	$(1,193,274)	$(1,261,253)
Other income (expenses) from continuing operations	(124,917)	(217,066)
Net loss from continuing operations before income tax	$(1,318,191)	$(1,478,319)

Depreciation, depletion and amortization:
BOG	$2,951	$2,629
Corporate	1,773	1,773
Total depreciation and amortization	$4,724	$4,402

	For the Year Ended December 31,
	2014	2013
Interest expense:
AITP	$7,500	$-
Corporate	69,564	63,176
Total interest expense	$77,064	$63,176

Capital expenditures:
BOG	$20,000	$171,000
Total capital expenditures	$20,000	$171,000

	December 31, 2014	December 31, 2013
Identifiable assets:
AITP	$8,127,326	$7,309,106
AMIH	120	-
BOG	435,441	193,432
Corporate	1,586,228	2,707,435
Total identifiable assets	$10,149,115	$10,209,973

Note 15 - Subsequent Events

On January 21, 2015, the Company received cash proceeds of $2,000,000 as payment in full on the promissory note receivable entered into between the Company and the purchaser of the 174 acres in Waller County, Texas.

On January 30, 2015, the Company completed a sale of 100% of its shares of NPI to Realamerica Corporation (“RC”), a related party.  RC paid $10 to the Company and agreed to assume all liabilities of NPI for the NPI shares.  No gain or loss is expected to be recognized by the Company as the Company wrote off NPI to its estimated net realizable value as of December 31, 2014.

During 2014, NPI entered into a 10-year sales leaseback transaction whereby 17 acres of land NPI held at the time served as collateral pursuant to a sales leaseback transaction NPI entered into with a third party.  Subsequent to the sales leaseback transaction, during 2014 NPI sold the 17 acres of land to the Company.  On March 3, 2015, the Company sold the 17 acres and an additional 5 acres, for gross proceeds of $1,750,000 to a third party, which triggered a clause in the NPI sales leaseback transaction that $750,000 of any sale proceeds in connection with the sale of the 17 acres (which was NPI lease collateral) shall be placed in an escrow account to serve as collateral for the performance of the NPI lease.  As a result, $750,000 of the sale proceeds were placed in an escrow account as the amount will serve as a guarantee that NPI performs under its obligations associated with a sales leaseback transaction NPI entered into during 2014.

During 2015, the Company entered into a sales contract for one of the Dawn Condominium units on the waterfront in Galveston, Texas for $139,000. The sale has not yet closed.

On January 5, 2015, the Company issued 20,000 restricted shares of its common stock valued at $17,000 to its attorney as an advance on legal fees.

On January 13, 2015, the Company issued 5,000 restricted shares of its common stock valued at $4,200 to its attorney as an advance on legal fees.

On January 26, 2015, the Company issued 10,000 free trading shares and 10,000 restricted shares of its common stock valued at a total of $17,200 to its directors as director fees.

On January 28, 2015, the Company cancelled 242,590 shares of its common stock.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Such conclusion reflects the departure of our chief financial officer and assumption of duties of the principal financial officer by our chief executive officer and the resulting lack of accounting experience of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants to assist with financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

At present, the Company has two executive officers and four directors. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Positions
Daniel Dror	74	President, Chairman and Chief Executive Officer
Daniel Dror II	39	Vice President
Charles R. Zeller	73	Director and Interim CFO
Thomas J. Craft, Jr.	49	Director

Daniel Dror, Chairman of the Board, has served as Chief Executive Officer, President and Chairman of the Board of American International Industries, Inc. since September 1997. From April 2005 to December 2008, Mr. Dror served as Chairman and CEO of Hammonds Industries, Inc. and resumed this position on December 31, 2009. From 1994 to 1997, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Microtel International, Inc., a public company in the telecommunication business. From 1982 until 1993, Mr. Dror served as Chairman of the Board and Chief Executive Officer of Kleer-Vu Industries, Inc., a public company.

Daniel Dror II was named Vice President of the Company in November 2014. For the past 18 years, he has been involved in both land and oil & gas transactions. From 2010 to present, Mr. Dror II has served as Managing Partner of Acrux Resources, LLC, in which he is actively involved in raising capital to develop Gulf Coast, North Texas, and West Texas oil & gas assets. Mr. Dror II attended the University of Houston-Downtown in Houston, Texas and Blinn College in BOG, Texas, and he holds a Texas Real Estate Sales Agent License.

Charles R. Zeller was appointed to the Board of Directors of the Company in 2011 and as Interim Chief Financial Officer on November 21, 2013. He has served as a Director of American International Industries, Inc. since 2000. Mr. Zeller is a developer of residential subdivisions including Cardiff Estates, 800 acres subdivision in Houston, Texas and estate of Gulf Crest in downtown Pearland, Texas. He has extensive experience in real estate and finance and has been a real estate investor and developer for over 35 years, including shopping centers, office buildings, and apartment complexes and the financing of such projects.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal years ended December 31, 2014 and 2013:

		Annual Compensation					Long-Term Compensation Awards
		Salary		Bonus	Other Annual Compensation		Stock Award(s) (1)	Securities Underlying Options	Total Compensation
Name and Principal Position	Year
Daniel Dror,	2014	$360,000	(2)	-	12,665	(3)	141,900	-	$514,565
CEO	2013	$300,000	(2)	-	12,665	(3)	-	-	$312,665

Daniel Dror II,	2014	$-		-	-		-	-	$-
Vice President	2013	$-		-	-		-	-	$-
Sherry McKinzey,	2014	$-		-	-		-	-	$-
Former Director, VP, and CFO (4)	2013	$85,000		-	-		-	-	$85,000

Charles R. Zeller,	2014	$-		-	-		8,950	-	$8,950
Director and Interim CFO (5)	2013	$-		-	-		-	-	$-
Marc H. Fields,	2014	$186,327		-	-		-	-	$186,327
President of NPI	2013	$186,327		-	-		-	-	$186,327

(1) See "Stock-Based Compensation" in the financial statements for valuation assumptions. For the year ended December 31, 2014, Daniel Dror received 110,000 common shares valued at $141,900 and Charles R. Zeller received 5,000 common shares valued at $8,950.

(2) The salary for Daniel Dror includes $120,000 for American, $120,000 for BOG, and $120,000 for AMIH.

(3) Represents total payments for an automobile owned by the Company, and utilized by Daniel Dror.

(4) Resigned as Director, VP, and CFO on November 21, 2013.

(5) Appointed as Interim CFO on November 21, 2013.

On October 1, 2004, Mr. Dror entered into a five-year employment agreement with the Company, which provided for compensation of $10,000 per month, and annual bonuses to be determined by the Board of Directors, and the grant of 100,000 warrants per year at an exercise price of $6.55 per share. In March 2007, the employment agreement was extended to March 31, 2012 and the warrants were amended to provide for the grant of 144,000 warrants per year, which reflects the 20% stock dividend the Company paid in 2005 and 2006, at an increased exercise price of $7.00, based upon the average closing price of the Company’s shares during September 2004. The warrants have an expiration date two years following each annual grant. In connection with the Company's 20% stock dividends to all shareholders on September 19, 2007 and July 16, 2008, the terms of these warrants were adjusted to reflect the dividend, resulting in the warrants being exercisable to buy 207,360 shares for $4.86 per share. In July 2011, the employment agreement was amended and extended for four years. The Employment Agreement has a term effective from March 30, 2011 to March 30, 2016, and provides for a monthly salary to Mr. Dror of $10,000 plus a bonus as determined by the Board of Directors. Additionally, Mr. Dror is entitled to a special bonus in the event that lenders or investment bankers working with the Company require the personal guarantee of Mr. Dror. The Employment Agreement also provides that Mr. Dror will receive the equivalent of $10,000 in restricted shares of the Company’s common stock per month during the term of the Employment Agreement. In the event of a change in control of the Company, resulting in Mr. Dror ceasing to serve as the Company’s Chief Executive Officer, President and Chairman, Mr. Dror is entitled to receive from the Company within ninety (90) days of the change in control a sum equal to five (5) years of the base salary then payable to him under the Employment Agreement and $1,000,000 in cash. The Company is also required to provide and pay premiums on life insurance policy on Mr. Dror (up to $3,000,000 in coverage), with the beneficiary designated by Mr. Dror. Finally, the Employment Agreement provided for the issuance to Mr. Dror of the 1,000 shares of newly designated Series A Preferred Stock in consideration for guarantying the loans of the Company.

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

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Summary Compensation Table

The directors serve without cash compensation, but may be granted stock as bonus compensation from time to time. The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2014.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation	Total
Charles R. Zeller	$ -	$ 8,950	$ -	$ -	$ -	$ 8,950
Thomas J. Craft, Jr.	$ -	$ 8,950	$ -	$ -	$ -	$ 8,950

(1) Daniel Dror, the Company’s President, Chairman and Chief Executive Officer is not included in this table. The compensation received by Mr. Dror as an employee of the Company, is shown in the Executive Summary Compensation Table.

(2) See "Stock-Based Compensation" in the financial statements for valuation assumptions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities and each executive officer and director. At December 31, 2014, the Registrant had 2,423,986 shares of common stock issued and 1,000 shares of preferred stock issued.

	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Preferred Stock	Daniel Dror, President, Chairman and Chief Executive Officer	1,000 shares	100.0%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Daniel Dror, President, Chairman and Chief Executive Officer	0 shares	0.00%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Charles R. Zeller, Director and Interim CFO	6,000 shares (1)	0.25%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Daniel Dror II, Vice President	125,000 shares (2)	5.16%
	601 Cien Street, Suite 235, Kemah, TX 77565

Common Stock	Kemah Development Texas L.P.	646,000 shares (3)	26.25%
	601 Hanson Road, Kemah TX 77565

Common Stock	Dror Family Trust	291,337 shares (4)	12.02%
	Shirley House, Shirley Street, P.O. Box SS-19084, Nassau, Bahamas

Common Stock	Scott Wolinsky, Former Director	17,940 shares (5)	0.74%
	10 Connemara Court, Sewell, NJ 08080

Common Stock	All officers and directors as a group (3 people)	148,940 shares	6.14%

(1) The J & J Zeller Trust, of which Mr. Zeller is the Trustee, holds 6,000 restricted shares.
(2) Daniel Dror II is the son of Daniel Dror, American’s President, Chairman and Chief Executive Officer.
(3) Kemah Development Texas L.P., owned by an entity which is controlled by the brother of Daniel Dror. Daniel Dror disclaims any ownership in or control over KDT.

(4) Daniel Dror, Elkana Faiwuszewicz, who is Daniel Dror’s brother, and Brenda Forbes are the trustees.

(5) On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, whereby American purchased Mr. Wolinsky’s 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing note payable of $200,000, due on September 30, 2014, which was secured by 63,540 shares which were not delivered as of December 31, 2013. During 2014, 45,600 shares of American’s common stock were sold for cash of $68,919 as consideration for the Note, and an offset to the treasury stock obligation was recorded, resulting in a Note balance and treasury stock obligation of $131,081.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

The Registrant's Board of Directors has appointed GBH CPAs, PC, which firm has issued its report on our consolidated financial statements for the years ended December 31, 2014 and 2013.

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

	2014	2013
Audit fees (1)	$170,253	$102,950
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$21,700
All other fees	$-	$1,800

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

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

American International Industries, Inc.

By /s/ Daniel Dror

Daniel Dror

President, Chairman and Chief Executive Officer

April 15, 2015

By /s/ Charles R. Zeller

Charles R. Zeller

Director and Interim CFO

April 15, 2015

By /s/ Thomas J. Craft, Jr.

Thomas J. Craft, Jr.

Director

April 15, 2015