Form 10-Q
period 2015-03-31
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2015-08-10
CIK 1073146

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of equity as of July 27, 2015  is 2,196,517 shares of common stock and 1,000 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,292,886	$373,482
Restricted cash	678,867	—
Other current assets	12,132	8,144
Current portion of long-term notes receivable	60,000	2,346,053
Marketable securities - trading	118,983	—
Real estate held for sale	4,751,979	6,413,635
Current assets of discontinued operations	—	2,096,841
Total current assets	7,914,847	11,238,155

Long-term notes receivable, less current portion	771,028	485,690
Oil and gas properties, costs subject to amortization	88,059	87,541
Oil and gas properties, costs not subject to amortization	91,900	341,900
Property and equipment, net of accumulated depreciation	24,972	25,415
Marketable securities – available for sale	5,200	63,250
Other assets	4,005	4,005
Long-term assets of discontinued operations	—	409,194
Total assets	$8,900,011	$12,655,150

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$2,039,848	$1,532,104
Accounts payable to related parties	131,124	235,124
Short-term notes payable	—	131,081
Current portion of long-term debt	18,000	241,902
Current liabilities of discontinued operations	—	492,395
Total current liabilities	2,188,972	2,632,606

Asset retirement obligations	5,831	5,621
Long-term debt, less current portion	358,783	454,286
Long-term debt to related party, less current portion	300,000	300,000
Long-term liabilities of discontinued operations	—	2,013,640
Total liabilities	2,853,586	5,406,153

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 shares authorized;
2,226,396 and 2,423,986 shares issued, respectively and 2,221,358 and 2,418,948 shares outstanding, respectively	2,226	2,424
Less: treasury stock, at cost; 29,192 and 265,175 shares, respectively	(919,483)	(1,155,084)
Additional paid-in capital	38,946,273	39,150,266
Accumulated deficit	(30,539,561)	(29,396,383)
Accumulated other comprehensive loss	(1,399,800)	(1,341,750)
Total equity attributable to American International Industries, Inc.	6,089,656	7,259,474
Non-controlling interest	(43,231)	(10,477)
Total equity	6,046,425	7,248,997
Total liabilities and equity	$8,900,011	$12,655,150

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$1,575	$13,791
Costs and expenses:
Cost of revenues	3,701	10,616
Impairment of oil and gas property	20,000	—
Selling, general and administrative	851,477	415,347
Total expenses	875,178	425,963
Gain on sale of real estate	971	—
Operating loss	(872,632)	(412,172)
Other income (expenses):
Interest and dividend income	4,299	4,707
Realized gains (losses) on the sale of trading securities, net	(119,202)	12,555
Unrealized losses on trading securities, net	(174,538)	(74,182)
Interest expense	(22,535)	(18,154)
Other income	8,676	—
Total other expense	(303,300)	(75,074)
Loss before income tax	(1,175,932)	(487,246)
Income tax benefit	—	14,629
Net loss from continuing operations	(1,175,932)	(472,617)
Net loss from discontinued operations, net of income taxes	—	(260,896)
Net loss	(1,175,932)	(733,513)
Net loss attributable to the non-controlling interest	32,754	25,195
Net loss attributable to American International Industries, Inc.	$(1,143,178)	$(708,318)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.47)	$(0.22)
Loss from discontinued operations	$—	$(0.12)
Weighted average common shares outstanding - basic and diluted	2,456,642	2,178,159

Comprehensive loss:
Net loss	$(1,175,932)	$(733,513)
Unrealized loss on marketable securities	(58,050)	—
Total comprehensive loss	(1,233,982)	(733,513)
Comprehensive loss attributable to the non-controlling interests	32,754	25,195
Comprehensive loss attributable to American International Industries, Inc. shareholders	$(1,201,228)	$(708,318)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,175,932)	$(733,513)
Loss from discontinued operations	—	260,896
Loss from continuing operations	(1,175,932)	(472,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,753	1,426
Impairment of oil and gas property	20,000	—
Stock-based compensation	38,400	91,320
Loss on sale of real estate	(971)	—
Realized (gain) loss on the sale of trading securities, net	119,202	(12,555)
Unrealized losses on trading securities, net	174,538	74,182
Change in operating assets and liabilities:
Accounts receivable	—	5,091
Prepaid expenses and other current assets	(3,988)	—
Accounts payable – related parties	(141,786)	(2,212)
Accounts payable and accrued expenses	(190,655)	61,018
Net cash used in operating activities from continuing operations	(1,159,439)	(515,243)
Net cash used in operating activities from discontinued operations	—	(88,663)
Net cash used in operating activities	(1,159,439)	(603,906)

Cash flows from investing activities:
Purchase of trading securities	(305,590)	(2,485,120)
Sale of trading securities	9,332	2,385,037
Investment in oil and gas property	—	(20,000)
Proceeds from sale of real estate held for sale	1,662,500	—
Proceeds from notes receivable	2,000,715	30,559
Net cash provided by (used in) investing activities from continuing operations	3,366,957	(89,524)
Net cash provided by investing activities from discontinued operations	—	1,173,705
Net cash provided by investing activities	3,366,957	1,084,181

Cash flows from financing activities:
Principal payments on debt	(318,910)	(3,319)
Proceeds from issuance of debt	—	300,000
Proceeds from related party advances	37,786	—
Payments for acquisition of treasury stock	(6,990)	(7,424)
Net cash provided by (used in) financing activities from continuing operations	(288,114)	289,257
Net cash used in financing activities from discontinued operations	—	(709,000)
Net cash used in financing activities	(288,114)	(419,743)
Net increase in cash and cash equivalents	1,919,404	60,532
Cash and cash equivalents at beginning of period	373,482	670,372
Cash and cash equivalents at end of period	$2,292,886	$730,904
Supplemental cash flow information:
Interest paid	$2,308	$47,119
Income taxes paid	$—	$—

Non-cash investing and financing transactions:
Unrealized loss on marketable securities	$58,050	$—
Reclassification of promissory note to accounts payable and accrued liabilities	$131,081	$—
Cancellation of treasury stock	$242,591	$—
Write off of Inez acquisition payable	$230,000	$—
Contingent obligation	$750,000	$—
Contract obligation paid with restricted cash	$71,133	$—
Capitalized asset retirement costs	$911	$—

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying interim unaudited consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. ("Delta"), in which American holds a 93.2% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 51.0% interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves, discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. There was no ceiling test write-down recorded during the three months ended March 31, 2015 and 2014.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of March 31, 2015, American had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. During the three months ended March 31, 2015 and 2014, the Company had no potential dilutive securities outstanding.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by American on its notes payable approximate market rates. The fair values of American's Level 1 financial assets, marketable securities - available for sale, are based on quoted market prices of the identical underlying security. As of March 31, 2015 and December 31, 2014, American did not have any significant Level 2 or 3 financial assets or liabilities. The following tables provide fair value measurement information for American's marketable securities - available for sale:

As of March 31, 2015

Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$5,200	$5,200	$5,200	$—	$—

Marketable securities - trading	$118,983	$118,983	$118,983	$—	$—

As of December 31, 2014

Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$63,250	$63,250	$63,250	$—	$—

Subsequent Events

American has evaluated all transactions from March 31, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

Reclassifications

Certain balances from the prior period have been reclassified to conform to the current period presentation.

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

During the three months ended March 31, 2015 and 2014, American had net unrealized trading losses of $174,538 and $74,182, respectively, related to securities held on those dates. American recorded net realized losses of $119,202 and net realized gains of $12,555 during the three months ended March 31, 2015 and 2014, respectively.

Marketable securities - available for sale - any unrealized changes in market values are recognized as other comprehensive loss. At March 31, 2015, this investment was valued at $5,200, based on the closing market price of $0.40 American recognized other comprehensive losses of $58,050 and $0 during the three months ended March 31, 2015 and 2014, respectively, for the unrealized changes in market values for this investment.

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

Note 4 - Notes Receivable

Note receivables consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unsecured note receivable for sale of a former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$281,073	$281,073
First lien note receivable due in monthly payments of $8,333, including interest at 5%, principal due on or before August 25, 2016 (b)	—	2,000,000
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (c)	569,478	570,193
Total notes receivable	850,551	2,851,266
Reserve due to uncertainty of collectability	(19,523)	(19,523)
Subtotal	831,028	2,831,743
Less: current portion	(60,000)	(2,346,053)
Long-term notes receivable	$771,028	$485,690

(a)	Sale of Marald, Inc., principal and interest due monthly through June 1, 2022. The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007. In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above. Since April 2013, no payments have been received on this note. American has filed a lawsuit for the total amount owed plus interest and attorney’s fees. The Company believes this receivable is fully collectible, but has classified the receivable as long-term at March 31, 2015 and December 31, 2014.
(b)	First lien note receivable due August 25, 2016. AITP sold its 174 acres in Waller County, Texas, which closed on July, 25, 2014. In connection with the close, the Company entered into a promissory note receivable with the purchaser of the aforementioned property for $2,000,000. This receivable was paid in full in January 2015.
(c)	Unsecured note receivable due April 1, 2018. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. ("SWGCP") resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell ("Shell"), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums. On September 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10. On April 1, 2013, American and Shell executed a $620,000 note agreement whereby Shell will make monthly payments in the amount of $5,000, beginning May 1, 2013, with a balloon payment for the remaining amount owed due on or before April 1, 2018.

At March 31, 2015 and December 31, 2014, American had reserved a total of $19,523 on all notes receivable in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at March 31, 2015.

Interest income on notes receivable is recognized principally by the simple interest method. During the three months ended March 31, 2015 and 2014, American recognized interest income of $299 and $4,707, respectively, on the notes receivable.

Note 5 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	March 31, 2015	December 31, 2014
65 acres in Galveston County, Texas	$520,382	$520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Dawn Condominium units on the waterfront in Galveston, Texas; 6 and 7 units as of September 30, 2014 and December 31, 2013, respectively	788,033	788,033
96 acres – vacant commercial use land in Galveston County, Texas	1,211,000	1,211,000
22 acres – vacant mixed use land in Houston, Texas (a)	—	1,661,656
31 acres – vacant mixed use land in Houston, Texas	1,772,564	1,772,564
	$4,751,979	$6,413,635

(a) 22 acres- vacant mixed use land in Houston,, Texas – During the three months ended March 31, 2015, the Company sold 22 acres of vacant mixed use land for gross proceeds of $1,750,000 to a third party and recorded a $971 gain. The sale of the real estate triggered a clause in a previously executed agreement pursuant to which $750,000 of the sale proceeds was placed into an escrow account to serve as collateral for an agreement between a previously owned subsidiary (NPI) and a third party. As a result, $750,000 of the sale proceeds were placed in an escrow account to serve as a guarantee under the agreement. During the three months ended March 31, 2015, the escrow account paid $71,133 in expenses which reduced the escrow account balance to $678,867.

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

Note 6 - Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the three months ended March 31, 2015, depletion of oil and gas properties of $189 was recorded. During the three months ended March 31, 2014, depletion of oil and gas properties of $821 was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the three months ended March 31, 2015 and 2014, impairment of oil and gas properties of $20,000 and $0 was recorded, respectively.

Below are the components of the oil and gas properties balance:

	March 31, 2015	December 31, 2014
Royalty interest in 24 acres in Washington County, Texas	$—	$—
Royalty interest in 700 acres in the Permian Basin	8,400	8,400
10% working interest in the Pierce Junction Field	87,500	87,500
Lease of 394 acres in the Gillock Field	83,500	83,500
Lease of 332 acres in Inez Prospect (a)	—	250,000
Capitalized asset retirement costs	4,710	4,003
Total oil and gas properties	184,110	433,403
Accumulated depletion	(4,151)	(3,962)
Net capitalized costs	$179,959	$429,441

a)     Lease of 332 acres in the Inez Prospect - On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the year ended December 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at December 31, 2014. The Company wrote the asset and related liabilities off in full during the quarter ended March 31, 2015 as the Company determined the asset was fully impaired.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	March 31, 2015	December 31, 2014
Building and improvements	20	$38,975	$38,975
Machinery and equipment	7-15	—	2,035
Office equipment and furniture	7	103,501	101,467
Total		142,476	142,477
Less accumulated depreciation		(117,504)	(117,062)
Net property and equipment		$24,972	$25,415

Depreciation expense during the three months ended March 31, 2015 and 2014 was $443 and $7,871, respectively.

Note 8 - Debt

Debt consisted of the following:

	March 31, 2015	December 31, 2014
Note payable to a bank, due in monthly installments, including interest at 7.25% with a principal balance due on February 22, 2019, secured by real property. This note payable was paid in full in March 2015.	$—	$317,027
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in February 2017, secured by the Company’s real property. Daniel Dror, Chairman and CEO of American, is a personal guarantor of this note payable. (a)	226,783	229,960
Note payable, non-interest bearing, which was issued in exchange for shares to be purchased by the Company, secured by 63,540 shares of the Company not delivered as of March 31, 2014, the Company has entered into an escrow agreement to resolve payment of this amount (b)	—	131,081
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in June 30, 2017, secured by the Company’s real property. Daniel Dror, Chairman and CEO of American, is a personal guarantor of this note payable.	150,000	149,201
Subtotal	376,783	827 ,269
Less current portion	(18,000)	(372,983)
Total	$358,783	$454,286

(a) On February 24, 2014, the Company entered into a promissory note agreement. The note bears interest at 12.5% and payments of $3,444 are owed monthly for 35 months, beginning in March 2014, and a payment for the remainder of the note payable is due during the 36th month.

(b) On April 24, 2015, The Company settled American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. The Company agreed to pay the Wolinsky’s $155,461 for delivery of 17,940 of the Company’s shares to settle the lawsuit in full. In connection with settlement, the Company recorded an additional $24,380 obligation in connection with this settlement agreement and reclassified the $131,081 promissory note to accrued liabilities as of March 31, 2015. The $155,461 obligation was paid in full in April 2015.

Note 9 - Commitments and Contingencies

Legal

American International Industries, Inc. v. Juan Carlos Martinez. In 2002 American acquired 100% of Marald, Inc. from Juan Carlos Martinez. Mr. Martinez continued as an employee and President of Marald. A few months after the acquisition date, Mr. Martinez notified American that he would resign and demanded that Marald be sold back to him. American sold Marald to Mr. Martinez for $225,000 and two 10 year promissory notes for $300,000. In October 2007, no payments had been made, causing the notes to go into default. In May 2010, American agreed to cancel the notes in exchange for a new $300,000 personal note with Mr. Martinez. During 2013, the note entered into default status due to non-payment. Under the terms of the note, American accelerated the maturity with the entire unpaid principal balance plus all interest at a default rate of 18% is immediately due and payable. American has filed a lawsuit for the total amount owed plus interest and attorney’s fees. The Company believes this $281,073 receivable is fully collectible, but has classified the receivable as long-term at March 31, 2015 and December 31, 2014.

American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, and Maria Wolinsky, whereby American purchased the Wolinskys’ 89,540 shares of American’s common stock for cash of $130,000 and a non-interest bearing promissory note of $200,000 (the “Note”), partially secured by American shares of common stock and by the guarantee of Daniel Dror, American’s Chief Executive Officer. A related treasury stock obligation in the amount of $200,000 was recorded. During 2014, the Company and the Wolinsky’s pursued litigation in connection with settling these obligations.

As of December 31, 2014, the Company owed Scott Wolinsky $131,081 pursuant to the promissory note. On April 24, 2015, The Company settled American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. The Company agreed to pay the Wolinsky’s $155,461 for delivery of 17,940 of the Company’s shares. For the consideration given, both parties were released from any and all claims related to this matter. The Company recorded the $24,380 settlement obligation and reclassified the aggregate $155,461 obligation to accrued liabilities as of March 31, 2015. The Company paid the obligation in full in April 2015.

Guarantee Liability

During the year ending December 31, 2014, the Company’s subsidiary, NPI, entered into a revolving line of credit agreement secured by the assets of NPI and guaranteed by Daniel Dror and the Company. The balance owed by NPI under this line of credit was $1,512,542 as of December 31, 2014. The Company sold NPI during the three months ended March 31, 2015. The buyer of NPI has informed the Company that the Company’s obligation for this guarantee is $570,095 which the Company has recorded in accounts payable and accrued expenses.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s property and equipment and is guaranteed by American.

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

During the three months ended March 31, 2015, American and its subsidiaries issued the following shares as stock-based compensation:

American issued 20,000 shares of common stock valued at $17,000 for legal fees.

American issued 5,000 shares of common stock valued at $4,200 for legal fees.

American issued 10,000 shares of common stock valued at $8,600 for director fees.

American issued 10,000 shares of common stock valued at $8,600 for director fees.

American repurchased 6,607 shares of common stock for $6,990 from third parties.

American repurchased and canceled 242,590 treasury shares canceling $243 of common stock and $242,347 of additional paid-in capital.

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

Note 11 - Related Parties

As of March 31, 2015 and December 31, 2014, the Company owed related parties $131,124 and $235,124, respectively.

As of March 31, 2015 and December 31, 2014, the Company owes Daniel Dror II $300,000 in connection with real estate acquired in 2014.

Note 12 - Sale of Discontinued Operations

During the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. During the three months ended March 31, 2015, the Company completed the sale of NPI to Realamerica Corporation (“RC), a related party. RC paid the Company $10 for 100% of the shares of NPI.

The summarized operating results for discontinued operations is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$—	$1,187,773
Cost of revenues	—	(911,589)
Selling, general and administrative	—	(490,268)
Impairment of assets	—	—
Total costs and expenses	—	(7,434,225)
Operating loss	—	(326,493)
Other income (expenses):
Interest income	—	—
Interest expense	—	(38,463)
Income tax expense	—	(1,374)
Other expense	—	(6,975)
Total other expenses	—	(46,812)
Loss from discontinued operations	$—	$(260,896)

Summary of assets and liabilities of discontinued operations is as follows:

	March 31, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$—	$52,295
Accounts receivable, net	—	531,604
Inventories, net	—	1,473,363
Other current assets	—	39,579
Total current assets of discontinued operations	$—	$2,096,841

Non-current assets
Property and equipment, net	$—	$10,113
Patents, trademarks and tooling, net	—	144,283
Goodwill	—	254,798
Total non-current assets of discontinued operations	$—	$409,194

Current liabilities
Accounts payable and accrued expenses	$—	$492,395
Total current liabilities of discontinued operations	$—	$492,395

Long-term liabilities
Long-term debt	$—	$1,512,542
Deferred revenue	—	464,798
Other	—	36,300
Total long-term liabilities of discontinued operations	$—	$2,013,640

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, and identifiable assets were as follows:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Brenham Oil & Gas	$1,575	$10,421
AITP	—	3,370
Total revenues	$1,575	$13,791

Operating income (loss) from continuing operations:
AMIH	$—	$(25,389)
Brenham Oil & Gas	(62,985)	(37,744)
AITP	19,711	(50,085)
Corporate	(832,358)	(298,954)

Operating loss from continuing operations	(872,632)	(412,172)
Other expense from continuing operations	(300,300)	(75,074)
Net loss from continuing operations	$(1,175,932)	$(487,246)

	For the Three Months Ended March 31,
	2015	2014
Interest Expense:
AITP	$21,244	$3,125
Corporate	1,291	15,029
Total interest expense	$22,535	$18,154

	March 31, 2015	December 31, 2014
Identifiable Assets:
AMIH	$305	$120
Brenham Oil & Gas	186,422	435,441
AITP	7,755,877	8,127,326
Corporate	7	1,586,228
Total identifiable assets	$8,900,011	$10,149,115

Note 14 - Subsequent Events

On April 24, 2015, The Company settled American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. The Company agreed to pay the Wolinsky’s $155,461 for delivery of 17,940 of the Company’s own shares to settle the lawsuit in full. The Company recorded an additional $24,380 obligation in connection with this settlement agreement and reclassified the $155,461 obligation in aggregate to accrued liabilities as of March 31, 2015. The $155,461 obligation was paid in full in April 2015.

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

Disposal of Business Unit

Northeastern Plastics, Inc. (NPI), a Texas corporation, was a wholly-owned subsidiary of the Company. NPI was a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets. NPI was located at 14221 Eastex Freeway, Houston, Texas 77032.

In the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. As a result, the Company has identified the assets and liabilities of the NPI subsidiary as assets and liabilities held for sale at December 31, 2014. Results of operations for NPI have been segregated and presented as discontinued operations for the period ended March 31, 2014 for comparative purposes.

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

In January 2015, the Company elected not to pursue this opportunity and allowed the option agreement to expire.

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

Refer to the tables related to proved oil and gas reserves, together with the changes therein, proved developed reserves, and proved undeveloped reserves for the years ended December 31, 2014 and 2013 in the audited consolidated financial statements and notes thereto contained in Brenham’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended March 31, 2015 and 2014.

Net revenues. Revenues from continuing operations were $1,575 for the three months ended March 31, 2015, compared to $13,791 for the three months ended March 31, 2014, representing a decrease of $12,216, or 89%. For the three months ended March 31, 2015 and 2014, Brenham's revenues were $1,575 and $10,421, respectively. For the three months ended March 31, 2015 and 2014, AITP's revenues were $0 and $3,370, respectively.

Selling, general and administrative. Consolidated selling, general and administrative expenses for the three months ended March 31, 2015 were $875,178, compared to $415,347 for the period ended March 31, 2014, representing an increase of $459,831, or 111%. General and administrative expenses for the three months ended March 31, 2015 increased from the same period in the prior year primarily due to costs associated with its contingent obligation.

Gain (loss) from sale of assets. We had a gain on sale of real estate of $971 for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014.

Loss from operations. We had an operating loss of $872,632 for the three months ended March 31, 2015, compared to an operating loss of $412,172 for the three months ended March 31, 2014, which represented an increase of $460,460, due to the aforementioned activities.

Total other income (expense). Total other expenses were $303,300 for the three months ended March 31, 2015, compared total other expenses of $75,074 for the three months ended March 31, 2014. Other expenses for the three months ended March 31, 2015 included non-cash unrealized losses on trading securities of $218,288, compared to $74,182 for the three months ended March 31, 2014. Realized losses on trading securities for the three months ended March 31, 2015 were $119,202, compared to gains of $12,555 for the three months ended March 31, 2014. Interest expense was $22,535 during the three-month period ended March 31, 2015, compared to $18,154 during the same period in the prior year.

Net loss. We had a net loss attributable to the Company of $1,1,43,178, or $0.47 per share, for the three months ended March 31, 2015, compared to a net loss of $708,318, or $0.33 per share, for the three months ended March 31, 2014.

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

We believe that our cash on hand and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

At March 31, 2015, the consolidated working capital was $5,725,875. We had consolidated current assets and current liabilities of $7,914,846 and $2,232,971, respectively at March 31, 2015.

Cash flow from operating activities. Net cash used in operating activities was $1,159,439 for the three months ended March 31, 2015, compared to $515,243 for the three months ended March 31, 2014. Net cash used in operating activities for the three months ended March 31, 2015 was derived primarily from our net loss from operations of $1,175,932. Net cash used in operating activities for the three months ended March 31, 2014 was principally derived from our net loss from continuing operations of $472,617.

Cash flow from investing activities. For the three months ended March 31, 2015, our investing activities provided cash of $3,366,957 primarily as a result of proceeds from sale of real estate of $1,662,500 and proceeds from notes receivable of $2,000,715. For the three months ended March 31, 2014, our investing activities used cash of $89,524.

Cash flow from financing activities. Our financing activities used cash of $288,114 during the three months ended March 31, 2015, primarily due to principal payments of debt of $318,910. For the three months ended March 31, 2014, our financing activities provided cash of $289,257, primarily as a result of proceeds from the issuance of debt of $300,000.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by an interim chief financial officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant’s annual report for the year ended December 31, 2014.

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

Exhibit No.	Description

31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Daniel Dror
CEO and Chairman
Dated: August 10, 2015

/s/ Charles R. Zeller
Interim CFO and Director
Dated: August 10, 2015

