Form 10-Q
period 2015-06-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2015-09-16
CIK 1073146

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of equity as of September 16, 2015 is 2,218,418 shares of common stock and 1,000 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,812,036	$373,482
Restricted cash	629,698	—
Other current assets	16,114	8,144
Current portion of long-term notes receivable	60,000	2,346,053
Marketable securities - trading	82,771	—
Real estate held for sale	4,751,979	6,413,635
Current assets of discontinued operations	—	2,096,841
Total current assets	7,352,598	11,238,155

Long-term notes receivable, less current portion	770,314	485,690
Oil and gas properties, costs subject to amortization	88,454	87,541
Oil and gas properties, costs not subject to amortization	91,900	341,900
Property and equipment, net of accumulated depreciation	24,528	25,415
Marketable securities - available for sale	1,950	63,250
Other assets	4,005	4,005
Long-term assets of discontinued operations	—	409,194
Total assets	$8,333,749	$12,655,150

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$1,784,665	$1,532,104
Accounts payable to related parties	131,124	235,124
Short-term notes payable	—	131,081
Current portion of long-term debt	19,050	241,902
Current liabilities of discontinued operations	—	492,395
Total current liabilities	1,934,839	2,632,606

Asset retirement obligations	6,720	5,621
Long-term debt, less current portion	356,103	454,286
Long-term debt to related party, less current portion	300,000	300,000
Long-term liabilities of discontinued operations	—	2,013,640
Total liabilities	2,597,662	5,406,153

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 shares authorized;
2,208,456 and 2,415,986 shares issued, respectively, and 2,203,418 and 2,410,948 shares outstanding, respectively	2,208	2,424
Less: treasury stock, at cost; 50,952 and 259,393 shares, respectively	(929,772)	(1,155,084)
Additional paid-in capital	38,928,352	39,150,266
Accumulated deficit	(30,798,857)	(29,396,383)
Accumulated other comprehensive loss	(1,403,050)	(1,341,750)
Total equity attributable to American International Industries, Inc.	5,799,150	7,259,474
Non-controlling interest	(63,063)	(10,477)
Total equity	5,736,087	7,248,997
Total liabilities and equity	$8,333,749	$12,655,150

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$2,435	$2,273	$4,010	$16,064
Costs and expenses:
Cost of revenues	2,580	6,052	6,281	16,668
Impairment of oil and gas property	—	—	20,000	—
Selling, general and administrative	231,102	394,987	1,082,579	810,334
Total expenses	233,682	401,039	1,108,860	827,002
Gain (loss) on sale of real estate	—	(21,079)	971	(21,079)
Operating loss	(231,247)	(419,845)	(1,103,879)	(832,017)
Other income (expenses):
Interest and dividend income	8,072	3,110	12,371	7,817
Realized gains (losses) on the sale of trading securities, net	(48,668)	36,863	(167,870)	49,418
Unrealized gains (losses) on trading securities, net	8,558	21,334	(165,980)	(52,848)
Interest expense	(23,040)	(25,794)	(45,575)	(43,948)
Other income	7,467	358,105	16,143	358,105
Total other income (expense)	(47,611)	393,618	(350,911)	318,544
Loss before income tax	(278,858)	(26,227)	(1,454,790)	(513,473)
Income tax expense (benefit)	—	(2,338)	—	12,291
Net loss from continuing operations	(278,858)	(28,565)	(1,454,790)	(501,182)
Net loss from discontinued operations, net of income taxes	—	(94,227)	—	(355,123)
Net loss	(278,858)	(122,792)	(1,454,790)	(856,305)
Net loss attributable to the non-controlling interest	19,832	29,351	52,586	54,546
Net loss attributable to American International Industries, Inc.	$(259,026)	$(93,441)	$(1,402,204)	$(801,759)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.00	$(0.57)	$(0.20)
Loss from discontinued operations	$—	$(0.04)	$—	$(0.16)
Weighted average common shares outstanding - basic and diluted	2,424,279	2,193,916	2,440,251	2,220,592

Comprehensive loss:
Net loss	$(278,858)	$(122,792)	$(1,454,790)	$(856,305)
Unrealized gain (loss) on marketable securities	(3,250)	27,300	(61,300)	27,300
Total comprehensive loss	(282,108)	(95,492)	(1,516,090)	(829,005)
Comprehensive loss attributable to the non-controlling interests	19,832	29,351	52,586	54,546
Comprehensive loss attributable to American International Industries, Inc. shareholders	$(262,276)	$(66,141)	$(1,463,504)	$(774,459)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,454,790)	$(856,305)
Loss from discontinued operations	—	355,123
Loss from continuing operations	(1,454,790)	(501,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,669	2,508
Impairment of oil and gas property	20,000	—
Stock-based compensation	38,400	215,320
Gain (loss) on sale of real estate	(971)	21,079
Realized (gain) loss on the sale of trading securities, net	167,870	(49,418)
Unrealized loss on trading securities, net	165,980	52,848
Change in operating assets and liabilities:
Accounts receivable	(7,970)	5,754
Accounts payable - related parties	(141,786)	(2,958)
Accounts payable and accrued expenses	(444,189)	239,749
Net cash used in operating activities from continuing operations	(1,653,787)	(371,423)
Net cash used in operating activities from discontinued operations	—	(209,079)
Net cash used in operating activities	(1,653,787)	(580,502)

Cash flows from investing activities:
Purchase of trading securities	(308,546)	(3,197,644)
Sale of trading securities	54,233	3,014,695
Purchase of land	—	(220,000)
Investment in oil and gas property	—	(20,000)
Proceeds from sale of real estate held for sale	1,662,500	79,216
Proceeds from notes receivable	2,001,429	37,642
Net cash provided by (used in) investing activities from continuing operations	3,409,616	(306,091)
Net cash provided by investing activities from discontinued operations	—	1,159,220
Net cash provided by investing activities	3,409,616	853,129

Cash flows from financing activities:
Principal payments on debt	(319,842)	(74,318)
Proceeds from issuance of debt	—	335,604
Proceeds from related party advances	37,786	—
Payments for acquisition of treasury stock	(35,219)	(12,738)
Net cash provided by (used in) financing activities from continuing operations	(317,275)	248,548
Net cash used in financing activities from discontinued operations	—	(485,756)
Net cash used in financing activities	(317,275)	(237,208)
Net increase in cash and cash equivalents	1,438,554	35,419
Cash and cash equivalents at beginning of period	373,482	670,372
Cash and cash equivalents at end of period	$1,812,036	$705,791
Supplemental cash flow information:
Interest paid	$39,833	$47,119
Income taxes paid	$—	$—

Non-cash investing and financing transactions:
Reclassification of promissory note to accounts payable and accrued liabilities	$131,081	$—
Unrealized loss on marketable securities	$61,300	$27,300
Cancellation of treasury stock	$260,530	$—
Write off of Inez acquisition payable	$230,000	$—
Contingent obligation	$750,000	$—
Contract obligation paid with restricted cash	$120,302	$—
Change in estimate of asset retirement costs	$1,298	$—
Unpaid portion of Inez oil and gas property acquisition	$—	$230,000
Stock and note issued to related party for acquisition of real estate	$—	$450,000

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying interim unaudited consolidated financial statements of American International Industries, Inc. (“American”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American’s latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Organization, Ownership and Business

American International Industries, Inc., a Nevada Corporation, operates as a diversified holding company with a number of wholly-owned subsidiaries and some partially owned subsidiaries. American is a diversified corporation with interests in industrial/commercial companies and an oil and gas service business. American’s business strategy is to acquire controlling equity interests in businesses that it considers undervalued. American’s management takes an active role in providing its subsidiaries with access to capital, leveraging synergies and providing management expertise in order to improve its subsidiaries’ growth.

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries American International Texas Properties, Inc. (“AITP”), American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International, Inc. (“Delta”), in which American holds a 93.2% shareholder interest, and Brenham Oil & Gas Corp. (“BOG”), in which American holds a 51.0% interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Management’s Estimates and Assumptions

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

Notes Receivable

Notes receivable are carried at the expected net realizable value. Impairment of notes receivable is based on management’s continued assessment of the collectability of debtors.

Investment Securities

American accounts for its investments in accordance with ASC 320-10, “Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which American does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are included in stockholders’ equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Oil and Gas Properties, Full Cost Method

BOG uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. BOG assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future development of individually significant properties and the ability of BOG to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves, discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. There was no ceiling test write-down recorded during the three  months ended June 30, 2015 and 2014.

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and Equipment - Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.

Identifiable intangible assets - These assets are recorded at acquisition cost. Intangible assets with finite lives are amortized evenly over their estimated useful lives.

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

American has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of June 30, 2015, American had not recorded any tax benefits from uncertain tax positions.

Net Loss Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. During the six months ended June 30, 2015 and 2014, the Company had no potential dilutive securities outstanding.

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

Level 3     Unobservable inputs reflecting American’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by American on its notes payable approximate market rates. The fair values of American’s Level 1 financial assets, marketable securities - available for sale, are based on quoted market prices of the identical underlying security. As of June 30, 2015 and December 31, 2014, American did not have any significant Level 2 or 3 financial assets or liabilities. The following tables provide fair value measurement information for American’s marketable securities - available for sale:

As of June 30, 2015

Fair Value Measurements Using:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$1,950	$1,950	$1,950	$—	$—

Marketable securities - trading	$82,771	$82,771	$82,771	$—	$—

As of December 31, 2014

Fair Value Measurements Using:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$63,250	$63,250	$63,250	$—	$—

Subsequent Events

American has evaluated all transactions from June 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

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

During the three months ended June 30, 2015 and 2014, American had net unrealized trading gains of $8,558 and $21,344, respectively, related to securities held on those dates. American recorded net realized losses of $48,668 and net realized gains of $36,863 during the three months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, American had net unrealized trading losses of $165,980 and $52,848, respectively, related to securities held on those dates.  American recorded net realized losses of $167,870 and net realized gains of $49,418 during the six months ended June 30, 2015 and 2014, respectively.

Marketable securities - available for sale - any unrealized changes in market values are recognized as other comprehensive loss. At June 30, 2015, this investment was valued at $1,950, based on the closing market price of $0.15 American recognized other comprehensive losses of $61,300 and other comprehensive gains of $27,300 during the six months ended June 30, 2015 and 2014, respectively, for the unrealized changes in market values for this investment.

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

Note 4 - Notes Receivable

Note receivables consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Unsecured note receivable for sale of a former subsidiary, Marald, Inc., due in monthly payments of $3,074, including interest at 4%, beginning July 1, 2012 through June 1, 2022 (a)	$281,073	$281,073
First lien note receivable due in monthly payments of $8,333, including interest at 5%, principal due on or before August 25, 2016 (b)	—	2,000,000
Unsecured note receivable due in monthly payments of $5,000, including interest at 3%, principal due on or before April 1, 2018 (c)	568,764	570,193
Total notes receivable	849,837	2,851,266
Reserve due to uncertainty of collectability	(19,523)	(19,523)
Subtotal	830,314	2,831,743
Less: current portion	(60,000)	(2,346,053)
Long-term notes receivable	$770,314	$485,690

(a)	Sale of Marald, Inc., principal and interest due monthly through June 1, 2022. The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007. In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above. Since April 2013, no payments have been received on this note. American has filed a lawsuit for the total amount owed plus interest and attorney’s fees. The Company believes this receivable is fully collectible, but has classified the receivable as long-term at June 30, 2015 and December 31, 2014.
(b)	First lien note receivable due August 25, 2016. AITP sold its 174 acres in Waller County, Texas, which closed on July, 25, 2014. In connection with the close, the Company entered into a promissory note receivable with the purchaser of the aforementioned property for $2,000,000. This receivable was paid in full in January 2015.
(c)	Unsecured note receivable due April 1, 2018. This note was issued for $601,300. This note was previously owed by Southwest Gulf Coast Properties, Inc. (“SWGCP”) resulting from closing costs, principal and interest paid by American on the SWGCP loan at TXCB. In February, SWGCP obtained a judgment against Kentner Shell (“Shell”), who personally guaranteed the note, for $4,193,566 for matters related to these condominiums. On September 30, 2011, SWGCP assigned all of its interests in this judgment to American in exchange for this note and $10. On April 1, 2013, American and Shell executed a $620,000 note agreement whereby Shell will make monthly payments in the amount of $5,000, beginning May 1, 2013, with a balloon payment for the remaining amount owed due on or before April 1, 2018.

At June 30, 2015 and December 31, 2014, American had reserved a total of $19,523 on all notes receivable in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at June 30, 2015.

Interest income on notes receivable is recognized principally by the simple interest method. During the three months ended June 30, 2015 and 2014, American recognized interest income of $4,302 and $3,110, respectively, on the notes receivable. During the six months ended June 30, 2015 and 2014, American recognized interest income of $8,601 and $7,817, respectively, on the notes receivable.

Note 5 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	June 30, 2015	December 31, 2014
65 acres in Galveston County, Texas	$520,382	$520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Dawn Condominium units on the waterfront in Galveston, Texas; 6 and 7 units as of September 30, 2014 and December 31, 2013, respectively	788,033	788,033
96 acres - vacant commercial use land in Galveston County, Texas	1,211,000	1,211,000
22 acres - vacant mixed use land in Houston, Texas (a)	—	1,661,656
31 acres - vacant mixed use land in Houston, Texas	1,772,564	1,772,564
	$4,751,979	$6,413,635

(a) 22 acres- vacant mixed use land in Houston,, Texas - During the six months ended June 30, 2015, the Company sold 22 acres of vacant mixed use land for gross proceeds of $1,750,000 to a third party and recorded a $971 gain. The sale of the real estate triggered a clause in a previously executed agreement pursuant to which $750,000 of the sale proceeds was placed into an escrow account to serve as collateral for an agreement between a previously owned subsidiary (NPI) and a third party. As a result, $750,000 of the sale proceeds were placed in an escrow account to serve as a guarantee under the agreement. During the six months ended June 30, 2015, the escrow account paid $120,302 in expenses which reduced the escrow account balance to $629,698.

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

Note 6 - Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the three and six months ended June 30, 2015, depletion of oil and gas properties of $196 and $385, respectively was recorded. During the three and six months ended June 30, 2014, depletion of oil and gas properties of $472 and $1,293, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the six months ended June 30, 2015 and 2014, impairment of oil and gas properties of $20,000 and $0 was recorded, respectively.

Below are the components of the oil and gas properties balance:

	June 30, 2015	December 31, 2014
Royalty interest in 24 acres in Washington County, Texas	$—	$—
Royalty interest in 700 acres in the Permian Basin	8,400	8,400
10% working interest in the Pierce Junction Field	87,500	87,500
Lease of 394 acres in the Gillock Field	83,500	83,500
Lease of 332 acres in Inez Prospect (a)	—	250,000
Capitalized asset retirement costs	5,301	4,003
Total oil and gas properties	184,701	433,403
Accumulated depletion	(4,347)	(3,962)
Net capitalized costs	$180,354	$429,441

a)     Lease of 332 acres in the Inez Prospect - On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the “Inez Prospect,” located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the year ended December 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at December 31, 2014. The Company wrote the asset and related liabilities off in full during the six months ended June 30, 2015 as the Company determined the asset was fully impaired.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	June 30, 2015	December 31, 2014
Building and improvements	20	$38,975	$38,975
Machinery and equipment	7-15	—	2,035
Office equipment and furniture	7	103,501	101,467
Total		142,476	142,477
Less accumulated depreciation		(117,948)	(117,062)
Net property and equipment		$24,528	$25,415

Depreciation expense during the three months ended June 30, 2015 and 2014 was $887 and $7,871, respectively.

Note 8 - Debt

Debt consisted of the following:

	June 30, 2015	December 31, 2014
Note payable to a bank, due in monthly installments, including interest at 7.25% with a principal balance due on February 22, 2019, secured by real property. This note payable was paid in full in March 2015.	$—	$317,027
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in February 2017, secured by the Company’s real property. Daniel Dror, Chairman and CEO of American, is a personal guarantor of this note payable. (a)	225,153	229,960
Note payable, non-interest bearing, which was issued in exchange for shares to be purchased by the Company, secured by 63,540 shares of the Company not delivered as of June 30, 2014, the Company has entered into an escrow agreement to resolve payment of this amount (b)	—	131,081
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in June 30, 2017, secured by the Company’s real property. Daniel Dror, Chairman and CEO of American, is a personal guarantor of this note payable.	150,000	149,201
Subtotal	375,153	827,269
Less current portion	(19,050)	(372,983)
Total	$356,103	$454,286

(a) On February 24, 2014, the Company entered into a promissory note agreement. The note bears interest at 12.5% and payments of $3,444 are owed monthly for 35 months, beginning in March 2014, and a payment for the remainder of the note payable is due during the 36 th month.

(b) On April 24, 2015, The Company settled American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. The Company agreed to pay the Wolinsky’s $155,461 for delivery of 17,940 of the Company’s shares to settle the lawsuit in full. In connection with settlement, the Company recorded an additional $24,380 obligation in connection with this settlement. The $155,461 obligation was paid in full in April 2015.

Note 9 - Commitments and Contingencies

Legal

American International Industries, Inc. v. Juan Carlos Martinez. In 2002 American acquired 100% of Marald, Inc. from Juan Carlos Martinez. Mr. Martinez continued as an employee and President of Marald. A few months after the acquisition date, Mr. Martinez notified American that he would resign and demanded that Marald be sold back to him. American sold Marald to Mr. Martinez for $225,000 and two 10 year promissory notes for $300,000. In October 2007, no payments had been made, causing the notes to go into default. In May 2010, American agreed to cancel the notes in exchange for a new $300,000 personal note with Mr. Martinez. During 2013, the note entered into default status due to non-payment. Under the terms of the note, American accelerated the maturity with the entire unpaid principal balance plus all interest at a default rate of 18% is immediately due and payable. American has filed a lawsuit for the total amount owed plus interest and attorney’s fees. The Company believes this $281,073 receivable is fully collectible, but has classified the receivable as long-term at June 30, 2015 and December 31, 2014.

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

Guarantee Liability

During the year ending December 31, 2014, the Company’s subsidiary, NPI, entered into a revolving line of credit agreement secured by the assets of NPI and guaranteed by Daniel Dror and the Company. The balance owed by NPI under this line of credit was $1,512,542 as of December 31, 2014. The Company sold NPI during the six months ended June 30, 2015. The buyer of NPI has informed the Company that the Company’s obligation for this guarantee is $570,095 which the Company has recorded in accounts payable and accrued expenses.

Each of American’s subsidiaries that have outstanding notes payable has secured such notes by that subsidiary’s property and equipment and is guaranteed by American.

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

American is authorized to issue up to 50,000,000 shares of Common Stock, $0.001 par value per share, of which 103,680 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American’s Chairman and CEO.

During the six months ended June 30, 2015, American and its subsidiaries issued the following shares as stock-based compensation:

American issued 20,000 shares of common stock valued at $17,000 for legal fees.

American issued 5,000 shares of common stock valued at $4,200 for legal fees.

American issued 10,000 shares of common stock valued at $8,600 for director fees.

American issued 10,000 shares of common stock valued at $8,600 for director fees.

American repurchased 46,307 shares of common stock for $35,219 from third parties.

American canceled 260,530 treasury shares canceling $261 of common stock and $260,530 of additional paid-in capital.

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

Note 11 - Related Parties

As of June 30, 2015 and December 31, 2014, the Company owed related parties $131,124 and $235,124, respectively.

As of June 30, 2015 and December 31, 2014, the Company owes Daniel Dror II $300,000 in connection with real estate acquired in 2014.

Note 12 - Sale of Discontinued Operations

During the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. During the six months ended June 30, 2015, the Company completed the sale of NPI to Realamerica Corporation (“RC), a related party. RC paid the Company $10 for 100% of the shares of NPI.

The summarized operating results for discontinued operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$—	$1,629,563	$—	$2,817,336
Cost of revenues	—	(1,192,100)	—	(2,103,689)
Selling, general and administrative	—	(489,761)	—	(980,029)
Impairment of assets	—	—	—
Total costs and expenses	—	(1,681,861)	—	(3,083,718)
Operating loss	—	(52,298)	—	(266,382)
Other income (expenses):
Interest expense	—	(32,883)	—	(71,346)
Income tax expense	—	(2,071)	—	(3,445)
Other expense	—	(6,975)	—	(13,950)
Total other expenses	—	(41,929)	—	(88,741)
Loss from discontinued operations	$—	$(94,227)	$—	$(355,123)

Summary of assets and liabilities of discontinued operations is as follows:

	June 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$—	$52,295
Accounts receivable, net	—	531,604
Inventories, net	—	1,473,363
Other current assets	—	39,579
Total current assets of discontinued operations	$—	$2,096,841

Non-current assets
Property and equipment, net	$—	$10,113
Patents, trademarks and tooling, net	—	144,283
Goodwill	—	254,798
Total non-current assets of discontinued operations	$—	$409,194

Current liabilities
Accounts payable and accrued expenses	$—	$492,395
Total current liabilities of discontinued operations	$—	$492,395

Long-term liabilities
Long-term debt	$—	$1,512,542
Deferred revenue	—	464,798
Other	—	36,300
Total long-term liabilities of discontinued operations	$—	$2,013,640

 Note 13 - Segment Information

American International Industries, Inc. is a holding company and has the following reporting segments:

American International Holdings Corp. (“AMIH”) - a 93.2% owned subsidiary, is a non-operating company.

American International Texas Properties, Inc. (“AITP”) - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

Brenham Oil & Gas (“BOG”) - a 51.0% owned subsidiary that currently owns oil and gas properties. Through BOG, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

Corporate overhead - American’s investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. American evaluates performances based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses. American’s reportable segments are strategic business units that offer different technology and marketing strategies. Most of the businesses were acquired as subsidiaries and the management at the time of the acquisition was retained. American’s areas of operations are principally in the United States. No single foreign country or geographic area is currently significant to the consolidated financial statements.

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, and identifiable assets were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Brenham Oil & Gas	$2,435	$5,643	$4,010	$16,064
AITP	—	—	0	—
Total revenues	$2,435	$5,643	$4,010	$16,064

Operating income (loss) from continuing operations:
AMIH	$(32,684)	$(36,166)	$(64,734)	$(59,644)
AITP	(88,129)	(70,392)	(68,418)	(123,847)
Brenham Oil & Gas	(37,106)	(55,466)	(99,864)	(103,632)
Corporate	(73,328)	(257,821)	(870,863)	(560,958)
Operating loss from continuing operations	(231,247)	(419,845)	(1,103,879)	(832,017)
Other income (expense) from continuing operations	(47,611)	393,618	(350,911)	318,544
Net loss from continuing operations	$(278,858)	$(26,227)	$(1,454,790)	$(513,473)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest Expense:
AITP	$16,683	$10,625	$37,927	$13,750
Corporate	6,357	15,169	7,648	30,198
Total interest expense	$23,040	$25,794	$45,575	$43,948

Capital Expenditures:
AITP	$—	$220,000	$—	$220,000
Brenham Oil & Gas	—	20,000	—	20,000
Total capital expenditures	$—	$240,000	$—	$240,000

	June 30, 2015	June 30, 2014
Identifiable Assets:
AITP	$7,225,878	$8,127,326
AMIH	175	120
Brenham Oil & Gas	186,645	435,441
Corporate	921,051	1,586,228
Total identifiable assets	$8,333,847	$10,149,115

Note 14 - Subsequent Events

On August 10, 2015, American amended the employment agreements with Daniel Dror. In essence, the Brenham Oil & Gas Corp and American International Holdings Corp employement agreements have been combined with the American International Industries agreement. Effective July 1, 2015, AIII will pay Mr. Dror $30,000 monthly.

On August 11, 2015, the Company authorized issuance of 15,000 restricted shares to Neal Cannon in lieu of cash payment for legal fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms “we”, “us”, “our”. “American” and the “Company” means American International Industries, Inc., a Nevada corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions to identify forward-looking statements.

Overview

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas interests, oilfield supply and service companies, and interests in undeveloped real estate in the Galveston Bay, Texas area. The Company’s business strategy is to acquire controlling equity interests in undervalued companies and take an active role in its new subsidiaries to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and providing its subsidiaries with the Company’s management expertise.

American International Industries, Inc. is a holding company and has four reporting segments and corporate overhead:

American International Holdings Corp. (“AMIH”), formerly Delta Seaboard International (“Delta”) a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry. Delta Seaboard Well Service, Inc. (“DSWSI”), a Texas corporation was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH sold the operating assets and liabilities of DSWSI.

American International Texas Properties, Inc. (“AITP”) - a wholly-owned real estate subsidiary, with real estate holdings in Harris, Galveston, and Waller Counties in Texas.

Brenham Oil & Gas (“BOG”) - a 51.0% owned subsidiary that currently owns oil and gas properties. Through Brenham Oil & Gas, American is engaged in negotiations with financial institutions for the purpose of financing potential acquisitions of existing oil and gas properties and reserves. The Company is seeking to acquire a portfolio of oil and gas assets in North America and West Africa and large oil concessions in West Africa.

Disposal of Business Unit

Northeastern Plastics, Inc. (NPI), a Texas corporation, was a wholly-owned subsidiary of the Company. NPI was a supplier of products to retailers and wholesalers in the automotive after-market and in the consumer durable electrical products markets. NPI was located at 14221 Eastex Freeway, Houston, Texas 77032.

In the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. As a result, the Company has identified the assets and liabilities of the NPI subsidiary as assets and liabilities held for sale at December 31, 2014. Results of operations for NPI have been segregated and presented as discontinued operations for the period ended June 30, 2014 for comparative purposes.

Products and Services

NPI’s diversified products were sold in the automotive and consumer retail and after-market channels. NPI marketed its diversified product assortment under the Good Choice® and MOTOR TREND® brand names.

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

The NPI Good Choice® branded product assortment not only matches in depth but exceeds the NPI MOTOR TREND® branded product assortment. In addition, the vast majority of the Good Choice® product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping “Seal” on many of its products. The NPI Good Choice® product assortment includes a variety of portable lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products.

NPI products were available at stores such as Family Dollar, Dollar Tree, Ocean State Jobbers, Auto Zone, Bi-Mart, and Straus Auto, among others.

Virtually all of NPI’s products were manufactured overseas.

Our Properties

Brenham holds oil and gas leases interests in Texas.

Victoria County, Texas

On January 16, 2014, Brenham acquired a 332-acre oil and gas lease, the “Inez Field Prospect,” located in Victoria County, Texas. Exploration has not yet commenced, and the property is in the process of being sold. However, there can be no assurance that a sale will take place. Further, Brenham acquired #1 Roberts Unit well-bore, as well as all the equipment down-hole and surface equipment associated therewith. Brenham acquired 100% of the working interest and a net revenue interest of 74%. In January 1990, Ken Petroleum Corporation drilled and completed the #1 Roberts Unit in the Inez (8,600’) Field in Victoria County, Texas. The well was initially completed in the Yegua “B” between 8498-8510’ and flowed 2,668 MCFGPD on an 8/64” choke. In February 1990, Stuart Petroleum Testers performed a Full Scale Separator Test, and it was determined that the Roberts well had a potential of 9,000 MCFGPD and 65.14 barrels of 48° API condensate during the 4-point test. The well later encountered mechanical problems and has since been shut-in.

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

Corporate overhead - American’s investment holdings including financing current operations and expansion of its current holdings as well as evaluating the feasibility of entering into additional businesses.

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

The Company’s real estate investment policy historically has been to acquire real estate for resale based upon our view of market conditions. Such properties are listed on the balance sheet as real estate acquired for resale. Real estate is not a segment of the Company’s business.

We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or manage profitably of additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities. Some or all of which could have a material adverse effect on our business, financial condition and results of operations. The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. It is our current intention to finance future acquisitions by using shares of our common stock and other forms of financing as the consideration to be paid. In the event that the common stock does not have and maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to seek other forms of financing in order to proceed with our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing at terms acceptable to the Company.

Corporate overhead includes our investment activities for financing current operations and expansion of our current holdings, as well as evaluating the feasibility of acquiring additional businesses.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended June 30, 2015 and 2014.

Net revenues. Revenues from continuing operations were $2,435 for the three months ended June 30, 2015, compared to $2,273 for the three months ended June 30, 2014, representing an increase of $162, or 7%. For the three months ended June 30, 2015 and 2014, Brenham’s revenues were $2,435 and $2,273, respectively.

Selling, general and administrative. Consolidated selling, general and administrative expenses for the three months ended June 30, 2015 were $231,102, compared to $394,987 for the period ended June 30, 2014, representing a decrease of $163,885, or 41%. General and administrative expenses for the three months ended June 30, 2015 decreased from the same period in the prior year primarily due to a reduction in stock based compensation expense.

Gain (loss) from sale of assets. We had no gain or loss on sale of real estate of for the three months ended June 30, 2015, compared to a loss of $21,079 for the three months ended June 30, 2014.

Loss from operations. We had an operating loss of $231,247 for the three months ended June 30, 2015, compared to an operating loss of $419,845 for the three months ended June 30, 2014, which represented a decrease of $188,598, due to the aforementioned activities.

Total other income (expense). Total other expenses were $47,611 for the three months ended June 30, 2015, compared total other income of $393,618 for the three months ended June 30, 2014. Other expenses for the three months ended June 30, 2015 included non-cash unrealized gains on trading securities of $8,558, compared to $21,334 for the three months ended June 30, 2014. Realized losses on trading securities for the three months ended June 30, 2015 were $48,668, compared to gains of $36,863 for the three months ended June 30, 2014. Interest expense was $23,040 during the three-month period ended June 30, 2015, compared to $25,794 during the same period in the prior year.

Net loss. We had a net loss attributable to the Company of $259,026, or $0.11 per share, for the three months ended June 30, 2015, compared to a net loss of $93,441, or $0.04 per share, for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the six months ended June 30, 2015 and 2014.

Net revenues.  Revenues from continuing operations were $4,010 for the six months ended June 30, 2015, compared to $16,064 for the six months ended June 30, 2014, representing a decrease of $12,054, or 75%.  For the six months ended June 30, 2015 and 2014, Brenham’s revenues were $4,010 and $16,064, respectively.

Selling, general and administrative.  Consolidated selling, general and administrative expenses for the six months ended June 30, 2015 were $1,082,579, compared to $810,334 in the prior year, representing an increase of $272,245, or 34%.  General and administrative expenses for the six months ended June 30, 2015 increased from the same period in the prior year primarily due to costs associated with its contingent obligation.

Loss from operations.  We had an operating loss of $1,103,879 for the six months ended June 30, 2015, compared to $832,017 for the six months ended June 30, 2014, which represented a increase of $271,862, or 33%, due to the aforementioned activities.

Total other income (expense).  Total other expense was $350,911 for the six months ended June 30, 2015, compared to total other income of $318,544 for the six months ended June 30, 2014.  Other expenses for the six months ended June 30, 2015 included non-cash unrealized losses on trading securities of $165,980, compared to losses of $52,848 for the six months ended June 30, 2014.  Realized losses on trading securities for the six months ended June 30, 2015 were $167,870, compared to realized gains of $49,418 for the six months ended June 30, 2014.  Interest expense was $45,575 during the six-month period ended June 30, 2015, compared to $43,948 during the same period in the prior year.

Net loss.  We had a net loss attributable to the company of $1,402,204, or $0.57 per share, for the six months ended June 30, 2015, compared to $801,759, or $0.36 per share, for the six months ended June 30, 2014.

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

The Company’s prospects for selling real estate from its portfolio have improved significantly due to infrastructure developments in close proximity to these properties. Management believes that demand and prices for real estate will increase during the next 12 months from the date of this report. The appraised values of the Company’s portfolio of real estate are significantly higher than the value recorded on the books.

We believe that our cash on hand and credit facilities will be sufficient to fund our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

At June 30, 2015, the consolidated working capital was $5,417,759. We had consolidated current assets and current liabilities of $7,352,598 and $1,934,839, respectively at June 30, 2015.

Cash flow from operating activities. Net cash used in operating activities was $1,653,787 for the six months ended June 30, 2015, compared to $371,423 for the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015 was derived primarily from our net loss from operations of $1,454,790. Net cash used in operating activities for the six months ended June 30, 2014 was principally derived from our net loss from continuing operations of $501,182.

Cash flow from investing activities. For the six months ended June 30, 2015, our investing activities provided cash of $3,409,616 primarily as a result of proceeds from sale of real estate of $1,662,500 and proceeds from notes receivable of $2,000,429. For the six months ended June 30, 2014, our investing activities used cash of $306,091.

Cash flow from financing activities. Our financing activities used cash of $317,275 during the six months ended June 30, 2015, primarily due to principal payments of debt of $319,842. For the six months ended June 30, 2014, our financing activities provided cash of $248,548, primarily due to proceeds of debt of $335,604.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by an interim chief financial officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Daniel Dror
CEO and Chairman
Dated: September 16, 2015

/s/ Charles R. Zeller
Interim CFO and Director
Dated: September 16, 2015

