Form 10-Q
period 2015-09-30
AMERICAN INTERNATIONAL INDUSTRIES INC
filed 2016-01-21
CIK 1073146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

❑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (P32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑ No ☒

The number of shares outstanding of each of the issuer's classes of equity as of January 21, 2016 is 2,218,418 shares of common stock and 1,000 shares of preferred stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,595,665	$373,482
Restricted cash	619,355	-
Other current assets	16,114	8,144
Current portion of long-term notes receivable	60,000	2,346,053
Marketable securities - trading	28,368	-
Real estate held for sale	4,751,979	6,413,635
Current assets of discontinued operations	-	2,096,841
Total current assets	7,071,481	11,238,155
Long-term notes receivable, less current portion	767,452	485,690
Oil and gas properties, costs subject to amortization	88,086	87,541
Oil and gas properties, costs not subject to amortization	91,900	341,900
Property and equipment, net of accumulated depreciation	24,083	25,415
Marketable securities - available for sale	2,600	63,250
Other assets	4,005	4,005
Long-term assets of discontinued operations	-	409,194
Total assets	$8,049,607	$12,655,150

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$1,780,313	$1,532,104
Accounts payable to related parties	131,124	235,124
Short-term notes payable	-	131,081
Current portion of long-term debt	18,544	241,902
Current liabilities of discontinued operations	-	492,395
Total current liabilities	1,929,981	2,632,606

Asset retirement obligations	6,650	5,621
Long-term debt, less current portion	355,236	454,286
Long-term related party debt	300,000	300,000
Long-term liabilities of discontinued operations	-	2,013,640
Total liabilities	2,591,867	5,406,153
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 50,000,000 shares authorized; 2,208,456 and 2,415,986 shares issued, respectively; 2,218,418 and 2,410,948 shares outstanding, respectively	2,208	2,424
Less: treasury stock, at cost; 50,952 and 259,393 shares, respectively	(929,591)	(1,155,084)
Additional paid-in capital	38,938,302	39,150,266
Accumulated deficit	(31,067,364)	(29,396,383)
Accumulated other comprehensive loss	(1,402,400)	(1,341,750)
Total equity attributable to American International Industries, Inc.	5,541,156	7,259,474
Non-controlling interest	(83,416)	(10,477)
Total equity	5,457,740	7,248,997
Total liabilities and equity	$8,049,607	$12,655,150

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,726	$9,016	$5,736	$25,080
Costs and expenses:
Cost of revenues	1,758	22,717	8,039	39,385
Impairment of oil and gas property	-	-	20,000	-
Selling, general and administrative	245,583	512,105	1,328,162	1,322,439
Total expenses	247,341	534,822	1,356,201	1,361,824
Gain on sale of real estate	-	1,491,091	971	1,470,012
Operating income (loss)	(245,615)	965,285	(1,349,494)	133,268

Other income (expenses):
Interest and dividend income	1,152	18,021	13,523	25,838
Realized losses on the sale of trading securities, net	(67,878)	(90,912)	(235,748)	(41,494)
Unrealized gains (losses) on trading securities, net	27,798	(160,295)	(138,182)	(213,143)
Interest expense	(19,723)	(16,033)	(65,298)	(59,981)
Other income	15,136	1,029	31,279	359,134
Total other income (expense)	(43,515)	(248,190)	(394,426)	70,354
Income (loss) before income tax	(289,130)	717,095	(1,743,920)	203,622
Income tax benefit	-	-	-	12,291
Net income (loss) from continuing operations	(289,130)	717,095	(1,743,920)	215,913
Net loss from discontinued operations, net of income taxes	-	(207,753)	-	(562,876)
Net income (loss)	(289,130)	509,342	(1,743,920)	(346,963)
Net loss attributable to the non-controlling interest	20,353	27,297	72,939	81,843
Net income (loss) attributable to American International Industries, Inc.	$(268,777)	$536,639	$(1,670,981)	$(265,120)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.34	$(0.69)	$0.13 33
Loss from discontinued operations	$-	$(0.10)	$-	$(0.25)
Weighted average common shares outstanding -basic and diluted	2,412,965	2,141,561	2,430,767	2,290,326
Comprehensive loss:
Net income (loss)	$(289,130)	$509,342	$(1,743,920)	$(346,963)
Unrealized gain (loss) on marketable securities	650	16,250	(60,650)	43,550
Total comprehensive income (loss)	(288,480)	525,592	(1,804,570)	(303,413)
Comprehensive loss attributable to the non-controlling interests	20,300	27,297	72,886	81,843
Comprehensive income (loss) attributable to American International Industries, Inc. shareholders	$(268,180)	$552,889	$(1,731,684)	$(221,570)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,743,920)	$(346,963)
Loss from discontinued operations	-	562,876
Income (loss) from continuing operations	(1,743,920)	215,913
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,433	2,266
Impairment of oil and gas property	20,000	-
Stock-based compensation	48,450	215,320
Gain on sale of real estate	(971)	(1,470,012)
Realized loss on the sale of trading securities, net	235,748	41,494
Unrealized loss on trading securities, net	138,182	213,143
Change in operating assets and liabilities:
Accounts payable to related parties	(104,000)	(503)
Other current assets	(7,970)	5,754
Accounts payable and accrued expenses	(453,903)	137,810
Net cash used in operating activities from continuing operations	(1,864,951)	(638,815)
Net cash used in operating activities from discontinued operations	-	(451,124)
Net cash used in operating activities	(1,864,951)	(1,089,939)
Cash flows from investing activities:
Purchases of trading securities	(308,546)	(3,332,574)
Sales of trading securities	85,141	3,232,675
Purchase of land	-	(220,000)
Investment in oil and gas property	-	(20,000)
Proceeds from sale of real estate	1,662,500	1,327,519
Proceeds from notes receivable	2,004,291	38,274
Net cash provided by investing activities from continuing operations	3,443,386	1,028,106
Net cash provided by investing activities from discontinued operations	-	1,174,266
Net cash provided by investing activities	3,443,386	2,202,372
Cash flows from financing activities:
Principal payments on debt	(321,215)	(1,221,101)
Proceeds from the issuance of debt	-	450,000
Payments for acquisition of treasury stock in subsidiary	-	(1,706)
Payments for acquisition of treasury stock	(35,037)	(19,024)
Net cash used in financing activities from continuing operations	(356,252)	(791,831)
Net cash used in financing activities from discontinued operations	-	(379,526)
Net cash used in financing activities	(356,252)	(1,171,357)
Net increase (decrease) in cash and cash equivalents	1,222,183	(58,924)
Cash and cash equivalents at beginning of period	373,482	670,372
Cash and cash equivalents at end of period	$1,595,665	$611,448
Supplemental cash flow information:
Interest paid	$39,833	$59,981
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Reclassification of promissory note to accounts payable and accrued expenses	$131,081	$-
Unrealized loss on marketable securities	$60,050	$43,550
Cancellation of treasury stock	$260,530	$-
Write off of Inez acquisition payable	$230,000	$-
Contingent obligation	$750,000	$-
Contract obligation paid with restricted cash	$130,645	$-
Change in estimate of asset retirement obligations	$499	$-
Unpaid portion of Inez oil and gas property acquisition	$-	$230,000
Stock and note issued to related party for acquisition of real estate	$-	$450,000

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN INTERNATIONAL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying interim unaudited consolidated financial statements of American International Industries, Inc. ("American") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in American's latest Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries American International Texas Properties, Inc. ("AITP"), American International Holdings Corp. ("AMIH"), formerly Delta Seaboard International, Inc. ("Delta"), in which American holds a 93.2% shareholder interest, and Brenham Oil & Gas Corp. ("BOG"), in which American holds a 51.0% interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Ceiling Test

In applying the full cost method, BOG performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the "estimated present value" of its proved reserves, discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. There was no ceiling test write-down recorded during the three months ended September 30, 2015 and 2014.

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, Plant and Equipment - Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets' estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.

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

American has adopted ASC 740-10 "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of September 30, 2015, American had not recorded any tax benefits from uncertain tax positions.

Net Income (Loss) Per Common Share

The basic net income (loss) per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. During the three and nine months ended September 30, 2015 and 2014, the Company had no potential dilutive securities outstanding.

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

American believes that the fair value of its financial instruments comprising cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their carrying amounts. The interest rates payable by American on its notes payable approximate market rates. The fair values of American's Level 1 financial assets, marketable securities - available for sale, are based on quoted market prices of the identical underlying security. As of September 30, 2015 and December 31, 2014, American did not have any significant Level 2 or 3 financial assets or liabilities. The following tables provide fair value measurement information for American's marketable securities - available for sale:

As of September 30, 2015

Fair Value Measurements Using:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$2,600	$2,600	$2,600	$-	$-
Marketable securities - trading	$28,368	$28,368	$28,368	$-	$-

As of December 31, 2014

Fair Value Measurements Using:

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable Securities - available for sale	$63,250	$63,250	$63,250	$-	$-

Subsequent Events

American has evaluated all transactions from September 30, 2015 through the financial statement issuance date for subsequent event disclosure consideration.

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

During the three months ended September 30, 2015 and 2014, American had net unrealized trading gains of $27,798 and net unrealized trading losses of $160,295, respectively, related to securities held on those dates. American recorded net realized losses of $67,878 and $90,912 during the three months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, American had net unrealized trading losses of $138,182 and $213,143, respectively, related to securities held on those dates.  American recorded net realized losses of $235,748 and $41,494 during the nine months ended September 30, 2015 and 2014, respectively.

Marketable securities - available for sale - any unrealized changes in market values are recognized as other comprehensive loss. At September 30, 2015, this investment was valued at $2,600, based on the closing market price of $0.20 American recognized other comprehensive losses of $60,650 and other comprehensive gains of $43,550 during the nine months ended September 30, 2015 and 2014, respectively, for the unrealized changes in market values for this investment.

Equity markets can experience significant volatility and therefore are subject to changes in value. Based upon the current volatile nature of the U.S. securities markets and the decline in the U.S. economy, we believe that it is possible, that the market values of our equity securities could decline in the near term. We have a policy in place to review our equity holdings on a regular basis. Our policy includes, but is not limited to, reviewing each company's cash position, earnings/revenue outlook, stock price performance, liquidity and management/ownership. American seeks to manage exposure to adverse equity returns in the future by potentially increasing the diversity of our securities portfolios.

Note 4 - Notes Receivable

Note receivables consist of the following:

	September 30,	December 31,
	2015	2014
Unsecured note receivable for the sale of a former subsidiary (a)	$281,073	$281,073
First lien note receivable (b)	-	2,000,000
Unsecured note receivable (c)	565,902	570,193
Total notes receivable	846,975	2,851,266
Reserve due to uncertainty of collectability	(19,523)	(19,523)
Subtotal	827,452	2,831,743
Less: current portion	(60,000)	(2,346,053)
Long-term notes receivable	$767,452	$485,690

(a)
Sale of Marald, Inc., principal and interest due monthly through September 1, 2022. The original note was for $300,000 and was discounted to $200,000 for the receipt of full payment on or before October 25, 2007. In July 2012, payments began under a new extension and renewal agreement for the note balance plus accrued interest, with the payment terms indicated above. Since April 2013, no payments have been received on this note. American has filed a lawsuit for the total amount owed plus interest and attorney's fees. The Company believes this receivable is fully collectible, but has classified the receivable as long-term at September 30, 2015 and December 31, 2014.

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

At September 30, 2015 and December 31, 2014, American had reserved a total of $19,523 on all notes receivable in the aggregate due to uncertainty of collectability. American believes this reserve remains appropriate at September 30, 2015.

Interest income on notes receivable is recognized principally by the simple interest method. During the three months ended September 30, 2015 and 2014, American recognized interest income of $1,152 and $18,021, respectively, on the notes receivable. During the nine months ended September 30, 2015 and 2014, American recognized interest income of $9,753 and $25,838, respectively, on the notes receivable.

Note 5 - Real Estate Held for Sale

Real estate held for sale consisted of the following:

	September 30,	December 31,
	2015	2014
65 acres in Galveston County, Texas	$520,382	$520,382
1.705 acres in Galveston County, Texas	460,000	460,000
Dawn Condominium units on the waterfront in Galveston, Texas; 6 units as of September 30, 2015 and December 31, 2014, respectively	788,033	788,032
96 acres - vacant commercial use land in Galveston County, Texas	1,211,000	1,211,000
22 acres - vacant mixed use land in Houston, Texas (a)	-	1,661,657
31 acres - vacant mixed use land in Houston, Texas	1,772,564	1,772,564
	$4,751,979	$6,413,635

(a)   22 acres- vacant mixed use land in Houston„ Texas - During the nine months ended September 30, 2015, the Company sold 22 acres of vacant mixed use land for gross proceeds of $1,750,000 to a third party and recorded a $971 gain. The sale of the real estate triggered a clause in a previously executed agreement pursuant to which $750,000 of the sale proceeds was placed into an escrow account to serve as collateral for an agreement between a previously owned subsidiary (NPI) and a third party. As a result, $750,000 of the sale proceeds were placed in an escrow account to serve as a guarantee under the agreement. During the nine months ended September 30, 2015, the escrow account paid $130,645 in expenses which reduced the escrow account balance to $619,355.

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

Note 6 - Oil and Gas Properties

Brenham uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved, or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. During the three and nine months ended September 30, 2015, depletion of oil and gas properties of $189 and $574, respectively was recorded. During the three and nine months ended September 30, 2014, depletion of oil and gas properties of $472 and $1,293, respectively, was recorded. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool, and generally, no gain or loss is recognized.

In applying the full cost method, Brenham performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of oil and gas properties is compared to the "estimated present value" of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the nine months ended September 30, 2015 and 2014, impairment of oil and gas properties of $20,000 and $0 was recorded, respectively.

Below are the components of oil and gas properties balance:

	As of September 30, 2015	As of December 31, 2014
Royalty interest in 24 acres in Washington County, Texas (a)	$-	$-
Royalty interest in 700 acres in the Permian Basin (b)	8,400	8,400
10% working interest in the Pierce Junction Field (c)	87,500	87,500
Lease of 394 acres in the Gillock Field (d)	83,500	83,500
Lease of 332 acres in Inez Prospect (e)	-	250,000
Capitalized asset retirement costs	5,122	4,003
Total oil and gas properties	184,522	433,403
Accumulated depletion	(4,536)	(3,962)
Net capitalized costs	$179,986	$429,441

a)    Lease of 332 acres in the Inez Prospect - On January 8, 2014, the Company entered into a letter of intent with a third party to acquire a 332-acre oil and gas lease, the "Inez Prospect," located in Victoria County, Texas, and the #1 Roberts Unit well-bore, and all the down-hole equipment and surface equipment associated therewith. On April 10, 2014, the Company and the third party entered into a prospect and lease acquisition agreement. Pursuant to the agreement, the Company agreed to acquire 100% of the working interest for a total purchase price of $250,000, consisting of a $20,000 deposit, which was paid during the year ended December 31, 2014, and a payment of the remaining $230,000 prior to the beginning of any exploration which is recorded in accounts payable and accrued expenses at December 31, 2014. The Company wrote the asset and related liabilities off in full during the nine months ended September 30, 2015 as the Company determined the asset was fully impaired.

Note 7 - Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2015	December 31, 2014
Building and improvements	20	$38,975	$38,975
Machinery and equipment	7-15	-	2,035
Office equipment and furniture	7	103,500	101,467
Total		142,475	142,476
Less accumulated depreciation		(118,392)	(117,061)
Net property and equipment		$24,083	$25,415

Depreciation expense during the nine months ended September 30, 2015 and 2014 was $1,331 and $12,423, respectively.

Note 8 - Debt

Debt consisted of the following:

	September 30,	December 31,
	2015	2014
Note payable to a bank; interest at 7.25%; paid in full in March 2015.	$-	$317,027
Note payable to a bank, due in monthly installments, with interest at 12.5%, with a principal balance due in September 30, 2017, secured by the Company's real property. Daniel Dror, Chairman and CEO of American, is a personal guarantor of this note payable.	150,000	149,201
Note payable to a bank. (a)	223,780	229,960
Note payable; non-interest bearing; paid in full in April 2015. (b)	-	131,081
Subtotal	373,780	827,269
Less current portion	(18,544)	(372,983)
Total	$355,236	$454,286

(a)   On February 24, 2014, the Company entered into a promissory note agreement. The note bears interest at 12.5% and payments of $3,444 are owed monthly for 35 months, beginning in March 2014, and a payment for the remainder of the note payable is due during the 36th month.  This note is secured by the Company's real property. Daniel Dror, Chairman and CEO of American, is a personal guarantor of this note payable.

(b)   On April 24, 2015, The Company settled American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. The Company agreed to pay the Wolinsky's $155,461 for delivery of 17,940 of the Company's shares to settle the lawsuit in full. In connection with settlement, the Company recorded an additional $24,380 obligation in connection with this settlement. The $155,461 obligation was paid in full in April 2015.

Note 9 - Commitments and Contingencies

Legal

American International Industries, Inc. v. Juan Carlos Martinez. In 2002 American acquired 100% of Marald, Inc. from Juan Carlos Martinez. Mr. Martinez continued as an employee and President of Marald. A few months after the acquisition date, Mr. Martinez notified American that he would resign and demanded that Marald be sold back to him. American sold Marald to Mr. Martinez for $225,000 and two 10 year promissory notes for $300,000. In October 2007, no payments had been made, causing the notes to go into default. In May 2010, American agreed to cancel the notes in exchange for a new $300,000 personal note with Mr. Martinez. During 2013, the note entered into default status due to non-payment. Under the terms of the note, American accelerated the maturity with the entire unpaid principal balance plus all interest at a default rate of 18% is immediately due and payable. American has filed a lawsuit for the total amount owed plus interest and attorney's fees. The Company believes this $281,073 receivable is fully collectible, but has classified the receivable as long-term at September 30, 2015 and December 31, 2014.

American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. On October 1, 2013, American entered into a stock purchase agreement with Scott Wolinsky, a former director of American, and Maria Wolinsky, whereby American purchased the Wolinskys' 89,540 shares of American's common stock for cash of $130,000 and a non-interest bearing promissory note of $200,000 (the "Note"), partially secured by American shares of common stock and by the guarantee of Daniel Dror, American's Chief Executive Officer. A related treasury stock obligation in the amount of $200,000 was recorded. During 2014, the Company and the Wolinsky's pursued litigation in connection with settling these obligations.

As of December 31, 2014, the Company owed Scott Wolinsky $131,081 pursuant to the promissory note. On April 24, 2015, The Company settled American International Industries, Inc. and Daniel Dror v. Scott and Maria Wolinsky. The Company agreed to pay the Wolinsky's $155,461 for delivery of 17,940 of the Company's shares. For the consideration given, both parties were released from any and all claims related to this matter. The Company paid the obligation in full in April 2015.

Guarantee Liability

During the year ending December 31, 2014, the Company's subsidiary, NPI, entered into a revolving line of credit agreement secured by the assets of NPI and guaranteed by Daniel Dror and the Company. The balance owed by NPI under this line of credit was $1,512,542 as of December 31, 2014. The Company sold NPI during the nine months ended September 30, 2015. The buyer of NPI has informed the Company that the Company's obligation for this guarantee is $570,095 which the Company has recorded in accounts payable and accrued expenses.

Each of American's subsidiaries that have outstanding notes payable has secured such notes by that subsidiary's property and equipment and is guaranteed by American.

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

During 2011, the Company issued to Daniel Dror, CEO, of 1,000 shares of the Company's Series A Preferred Stock in exchange for his personal guarantee on certain loans of American.

The Series A Preferred Stock, as amended, has the right to vote in aggregate, on all shareholder matters votes equal to 30% of the total shareholder vote on any and all shareholder matters. The Series A Preferred Stock will be entitled to this 30% voting right no matter how many shares of common stock or other voting stock of American are issued or outstanding in the future. For example, if there are 10,000 shares of American's common stock issued and outstanding at the time of a shareholder vote, the holder of the Series A Preferred Stock (Mr. Dror), voting separately as a class, will have the right to vote an aggregate of 4,286 shares, out of a total number of 14,286 shares voting. Additionally, American shall not adopt any amendments to American's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock.

American is authorized to issue up to 50,000,000 shares of Common Stock, $0.001 par value per share, of which 103,680 are reserved for issuance pursuant to the exercise of options pursuant to an employment agreement with American's Chairman and CEO.

During the nine months ended September 30, 2015, American and its subsidiaries issued the following shares as stock-based compensation:

American issued 20,000 shares of common stock valued at $17,000 for legal fees. American issued 5,000 shares of common stock valued at $4,200 for legal fees. American issued 10,000 shares of common stock valued at $8,600 for director fees. American issued 10,000 shares of common stock valued at $8,600 for director fees. American repurchased 46,307 shares of common stock for $35,037 from third parties.

American issued 15,000 shares of common stock valued at $10,050 for legal fees.

American canceled 260,530 treasury shares with a par value of $261 and $260,269 of additional paid-in capital.

American purchased treasury stock for $35,037.

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

American purchased treasury stock for $19,024.

Note 11 - Related Parties

As of September 30, 2015 and December 31, 2014, the Company owed related parties $131,124 and $235,124, respectively.

As of September 30, 2015 and December 31, 2014, the Company owes Daniel Dror II $300,000 in connection with real estate acquired in 2014.

Note 12 - Sale of Discontinued Operations

During the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. During the nine months ended September 30, 2015, the Company completed the sale of NPI to Realamerica Corporation ("RC), a related party. RC paid the Company $10 for 100% of the shares of NPI.

The summarized operating results for discontinued operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$—	$2,309,413	$—	$5,126,749
Cost of revenues	—	(1,911,965)	—	(4,015,654)
Selling, general and administrative	—	(563,448)	—	(1,543,477)
Impairment of assets	—	—	—	-
Total costs and expenses	—	(2,475,413)	—	(5,559,131)
Operating loss	—	(166,000)	—	(432,382)
Other income (expenses):
Interest expense	—	(53,703)	—	(125,049)
Income tax expense	—	(2,000)	—	(5,445)
Other income	—	13,950	—	-
Total other expenses	—	(55,703)	—	(144,444)
Loss from discontinued operations	$—	$(207,753)	$—	$(562,876)

Summary of assets and liabilities of discontinued operations is as follows:

	September 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$—	$52,295
Accounts receivable, net	—	531,604
Inventories, net	—	1,473,363
Other current assets	—	39,579
Total current assets of discontinued operations	$—	$2,096,841

Non-current assets
Property and equipment, net	$—	$10,113
Patents, trademarks and tooling, net	—	144,283
Goodwill	—	254,798
Total non-current assets of discontinued operations	$—	$409,194

Current liabilities
Accounts payable and accrued expenses	$—	$492,395
Total current liabilities of discontinued operations	$—	$492,395

Long-term liabilities
Long-term debt	$—	$1,512,542
Deferred revenue	—	464,798
Other	—	36,300
Total long-term liabilities of discontinued operations	$—	$2,013,640

Note 13 - Segment Information

American International Industries, Inc. is a holding company and has the following reporting segments: American International Holdings Corp. ("AMIH") - a 93.2% owned subsidiary, is a non-operating company.

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

Consolidated revenues from external customers, operating loss, depreciation and amortization expense, interest expense, capital expenditures, and identifiable assets were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Brenham Oil & Gas	$1,726	$9,016	$5,736	$25,080
Total revenues	$1,726	$9,016	$5,736	$25,080
Operating income (loss) from continuing operations:
AMIH	$(34,169)	$(37,939)	$(98,903)	$(97,582)
AITP	(4,648)	979,068	(73,066)	855,221
Brenham Oil & Gas	(35,157)	(50,744)	(135,021)	(154,376)
Corporate	(171,641)	74,900	(1,042,504)	(469,995)
Operating loss from continuing operations	(245,615)	965,285	(1,355,230)	133,268
Other income (expense) from continuing operations	(43,515)	(248,190)	(394,426)	70,354
Net loss from continuing operations	$(289,130)	$717,095	$(1,743,920)	$203,622

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Expense:
AITP	$24,099	$15,260	$62,026	$29,010
Corporate	(4,376)	773	3,272	30,971
Total interest expense	$19,723	$16,033	$65,298	$59,981
Capital Expenditures:
AITP	$-	$-	$-	$220,000
Brenham Oil & Gas	-	-	-	20,000
Total capital expenditures	$-	$-	$-	$240,000

	September 30, 2015	December 31, 2014
Identifiable Assets:
AITP	$6,982,183	$8,127,326
AMIH	2,545	120
Brenham Oil & Gas	186,483	435,441
Corporate	878,396	1,586,228
Total identifiable assets	$8,049,607	$10,149,115

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our". "American" and the "Company" means American International Industries, Inc., a Nevada corporation, and its subsidiaries. To the extent that we make any forward-looking statements in the "Management's' Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

American International Industries, Inc., organized under the laws of the State of Nevada in September 1994, is a diversified corporation with interests in industrial companies, oil and gas interests, oilfield supply and service companies, and interests in undeveloped real estate in the Galveston Bay, Texas area. The Company's business strategy is to acquire controlling equity interests in undervalued companies and take an active role in its new subsidiaries to improve their growth, by providing its subsidiaries with access to capital, leveraging synergies and providing its subsidiaries with the Company's management expertise.

American International Industries, Inc. is a holding company and has four reporting segments and corporate overhead:

American International Holdings Corp. ("AMIH"), formerly Delta Seaboard International ("Delta") a 93.2% owned subsidiary, was an onshore rig-based well-servicing contracting company providing services to the oil and gas industry. Delta Seaboard Well Service, Inc. ("DSWSI"), a Texas corporation was a wholly-owned subsidiary of AMIH. On April 3, 2012, AMIH sold the operating assets and liabilities of DSWSI.

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

In the fourth quarter of 2014, the Company determined that it would cease all operations and sell its subsidiary, NPI. As a result, the Company has identified the assets and liabilities of the NPI subsidiary as assets and liabilities held for sale at December 31, 2014. Results of operations for NPI have been segregated and presented as discontinued operations for the period ended September 30, 2014 for comparative purposes.

Products and Services

NPI's diversified products were sold in the automotive and consumer retail and after-market channels. NPI marketed its diversified product assortment under the Good Choice@ and MOTOR TREND® brand names.

The NPI MOTOR TREND@ branded products included a variety of booster cables, portable and rechargeable hand lamps, lighting products, cord sets, and miscellaneous battery and other consumer automotive accessories. The NPI MOTOR TREND@ program was supported through a national advertising campaign in MOTOR TREND@ magazine and additional brand advertising through MOTOR TREND@ Radio and MOTOR TREND® TV.

The NPI Good Choice@ branded product assortment not only matches in depth but exceeds the NPI MOTOR TREND@ branded product assortment. In addition, the vast majority of the Good Choice@ product line has been tested at the Good Housekeeping Institute and prominently carries the Good Housekeeping "Seal" on many of its products. The NPI Good Choice@ product assortment includes a variety of portable lighting products, cord sets, residential household light bulbs, night lights, multiple outlet devices and other consumer products.

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

Washington County. Texas

Since November 7, 1997 (inception), Brenham Oil & Gas Inc. has owned an oil and gas mineral royalty interest on a 24-acre parcel of land located in Washington County, Texas. The royalty interest is currently leased by Anadarko Petroleum Corporation for a term continuing until the covered minerals are no longer produced in paying quantities from the leased premises.

Refer to the tables related to proved oil and gas reserves, together with the changes therein, proved developed reserves, and proved undeveloped reserves for the years ended December 31, 2014 and 2013 in the audited consolidated financial statements and notes thereto contained in Brenham's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

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

The Company's real estate investment policy historically has been to acquire real estate for resale based upon our view of market conditions. Such properties are listed on the balance sheet as real estate acquired for resale. Real estate is not a segment of the Company's business.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the three months ended September 30, 2015 and 2014.

Net revenues. Revenues from continuing operations were $1,726 for the three months ended September 30, 2015, compared to $9,016 for the three months ended September 30, 2014, representing a decrease of $7,290, or 80.9%. For the three months ended September 30, 2015 and 2014, Brenham's revenues were $1,726 and $9,016, respectively.

Selling, general and administrative. Consolidated selling, general and administrative expenses for the three months ended September 30, 2015 were $245,583, compared to $512,105 for the period ended September 30, 2014, representing a decrease of $266,522, or 52.0%. General and administrative expenses for the three months ended September 30, 2015 decreased from the same period in the prior year primarily due to a reduction in stock based compensation expense.

Gain (loss) from sale of assets. We had no gain or loss on sale of real estate of for the three months ended September 30, 2015, compared to a gain of $1,491,091 for the three months ended September 30, 2014.  The gain in 2014 was due to the sale of real estate.

Loss from operations. We had an operating loss of $245,615 for the three months ended September 30, 2015, compared to an operating gain of $965,285 for the three months ended September 30, 2014, which represented a decrease of $719,670, due to the aforementioned activities (sale of real estate in 2014).

Total other income (expense). Total other expenses were $43,515 for the three months ended September 30, 2015, compared total other income of $248,190 for the three months ended September 30, 2014. Other expenses for the three months ended September 30, 2015 included non-cash unrealized loss on trading securities of $35,605, compared to $160,295 for the three months ended September 30, 2014. Realized losses on trading securities for the three months ended September 30, 2015 were $67,878, compared to a loss of $90,912 for the three months ended September 30, 2014. Interest expense was $19,723 during the three-month period ended September 30, 2015, compared to $16,033 during the same period in the prior year.

Net loss. We had a net loss attributable to the Company of $268,830, or $0.11 per share, for the three months ended September 30, 2015, compared to net income of $536,639, or $0.33 per share, for the three months ended September 30, 2014.

Nine months Ended September 30, 2015 Compared to the Nine months Ended September 30, 2014

The following is derived from, and should be read in conjunction with, our unaudited consolidated financial statements, and related notes for the nine months ended September 30, 2015 and 2014.

Net revenues. Revenues from continuing operations were $5,736 for the nine months ended September 30, 2015, compared to $25,080 for the nine months ended September 30, 2014, representing a decrease of $19,344, or 77.1%. For the nine months ended September 30, 2015 and 2014, Brenham's revenues were $5,736 and $25,080, respectively.

Selling, general and administrative. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2015 were $1,328,162, compared to $1,322,439 in the prior year, representing an increase of $5,723, or 0.4%. General and administrative expenses for the nine months ended September 30, 2015 increased from the same period in the prior year primarily due to costs associated with its contingent obligation.

Loss from operations. We had an operating loss of $1,349,494 for the nine months ended September 30, 2015, compared to operating income of $133,268 for the nine months ended September 30, 2014, which represented a change of $1,482,762 due to the aforementioned activities.

Total other income (expense). Total other expense was $394,426 for the nine months ended September 30, 2015, compared to total other income of $70,354 for the nine months ended September 30, 2014. Other expenses for the nine months ended September 30, 2015 included non-cash unrealized losses on trading securities of $138,182, compared to losses of $213,143 for the nine months ended September 30, 2014. Realized losses on trading securities for the nine months ended September 30, 2015 were $235,748, compared to realized losses of $41,494 for the nine months ended September 30, 2014. Interest expense was $65,298 during the nine-month period ended September 30, 2015, compared to $59,981 during the same period in the prior year.  Total other income in 2014 included $359,134 in other income.

Net loss. We had a net loss attributable to the company of $1,743,920, or $0.69 per share, for the nine months ended September 30, 2015, compared to $346,963, or $0.15 per share, for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the Company's obligations and commitments, or obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, debt service on indebtedness, and capital expenditures. We have funded these liquidity requirements from debt financing and proceeds from notes receivable.

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

We believe that our cash on hand and credit facilities will be sufficient to fluid our operations, service our debt, and fund planned capital expenditures for at least 12 months from the date of this report.

At September 30, 2015, the consolidated working capital was $5,141,600. We had consolidated current assets and current liabilities of $7,071,481 and $1,929,981, respectively at September 30, 2015.

Cash flow from operating activities.  Net cash used in operating activities was $1,864,951 for the nine months ended September 30, 2015, compared to $638,815 for the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015 was derived primarily from our net loss from operations of $1,743,920.  Cash used in operating activities for the nine months ended September 30, 2014 was principally derived from our net loss of $346,963.

Cash .flow from investing activities. For the nine months ended September 30, 2015, our investing activities provided cash of $3,443,386 primarily as a result of proceeds from sale of real estate of $1,662,500 and proceeds from notes receivable of $2,004,291. For the nine months ended September 30, 2014, our investing activities provided cash of $1,028,106.

Cash flow from financing activities. Our financing activities used cash of $356,252 during the nine months ended September 30, 2015, primarily due to principal payments of debt of $321,215. For the nine months ended September 30, 2014, our financing activities used cash of $791,831, primarily due to the payment of debt.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015. Such conclusion reflects the 2013 departure of our chief financial officer and assumption of duties of principal financial officer by an interim chief financial officer and the resulting lack of accounting expertise of our now principal financial officer and a lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been joined in litigation with its now defunct subsidiary, Northeastern Plastics, Inc. (“NPI”).  A claim was made against NPI in federal court in a patent infringement case.  The patent infringement case was made by Aaron Designs, Inc. against NPI.  NPI sold a small amount of the product in question. The products was purchased by NPI from a Chinese manufacturer. Since NPI is no longer in existence, Aaron Designs, Inc. has joined the Company in the litigation.  The Company’s legal counsel and management feel that the litigation is without merit.

A law firm in California, McClean Gleason, represented NPI in the above mentioned litigation. NPI did not pay the attorney fees which amounted to approximately $100,000, and is now legally pursuing the Company for payment of the fees. Management of the Company feel their claim is without merit, and no liability has been recorded for this contingent liability.

ITEM 1A. RISK FACTORS

There have been no material changes from Risk Factors as previously disclosed in the Registrant's annual report for the year ended December 31, 2014.

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
Dated: January 21, 2016

/s/ Charles R. Zeller
Interim CFO and Director
Dated: January 21, 2016